Form 10-Q
period 2001-06-30
WELLS REAL ESTATE FUND XIII L P
filed 2001-08-10
CIK 1127245

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended                     June 30, 2001              or
                               ----------------------------------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from                    to
                              --------------------   --------------------------

Commission file number               333-48984         (1933 Act)
                      ---------------------------------------------------------


                          WELLS REAL ESTATE FUND XIII, L.P.
-------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

                Georgia                                    58-2438244
----------------------------------------------    -----------------------------
(State of other jurisdiction of incorporation)         (I.R.S. Employer
                                                      Identification No.)

 6200 The Corners Parkway, Suite 250, Norcross, Georgia              30092
------------------------------------------------------------    ---------------
       (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code      (770) 449-7800
                                                   ------------------------


--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes    X      No
         --------     ---------

                                   FORM 10-Q

                       WELLS REAL ESTATE FUND XIII, L.P.

                                     INDEX


                                                                 Page No.
                                                                 --------
PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements

          Balance Sheets - June 30, 2001 and December 31, 2000       3

          Statement of Income for the Three Months ended June 30,
           2001                                                      4

          Statement of Partners' Capital for the Six Months Ended
           June 30, 2001                                             5

          Statement of Cash Flows for the Six Months Ended June
           30, 2001                                                  6

          Condensed Notes to Financial Statements                    7

  Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                      9

PART II.  OTHER INFORMATION                                         11

                       WELLS REAL ESTATE FUND XIII, L.P.

                     (A Georgia Public Limited Partnership)

                                 BALANCE SHEETS


                                                                  June 30,      December 31,
                                                                    2001           2000
                                                                 ----------     ------------
ASSETS:
 Cash and cash equivalents - unrestricted                        $1,414,946      $    600
 Cash - restricted (Note 1)                                         241,500             0
 Deferred project costs (Note 1)                                     67,709             0
 Deferred offering costs (Note 1)                                   490,362       127,506
                                                                 ----------      --------
                 Total assets                                    $2,214,517      $128,106
                                                                 ==========      ========


LIABILITIES AND PARTNERS' CAPITAL:
 Liabilities:
  Sales commissions payable                                      $   10,361      $      0
  Due to affiliates (Note 1)                                        512,089       127,506
                                                                 ----------      --------
                 Total liabilities                                  522,450       127,506
                                                                 ----------      --------
Partners' capital:
 General partners                                                       487           500
 Original limited partner                                               100           100
 Limited partners:
  Cash Preferred - 150,982 Units outstanding as of
   June 30, 2001                                                  1,321,096             0
  Tax Preferred - 42,471 Units outstanding as of
   June 30, 2001                                                    370,384             0
                                                                 ----------      --------
         Total partners' capital                                  1,692,067           600
                                                                 ----------      --------
         Total liabilities and partners' capital                 $2,214,517      $128,106
                                                                 ==========      ========

           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND XIII, L.P.

                     (A Georgia Public Limited Partnership)

                              STATEMENT OF INCOME


                                                                       For the Period from
                                                                          June 14, 2001
                                                                       (Inception) through
                                                                          June 30, 2001
                                                                       -------------------
Revenues:
  Interest income                                                            $ 2,238
                                                                             -------
Expenses:
 Partnership administration                                                    3,089
 Computer costs                                                                  400
                                                                             -------
                                                                               3,489
                                                                             -------
  Net loss                                                                   $(1,251)
                                                                             -------

Net loss allocated to General Partners                                       $   (13)
                                                                             -------

Net income allocated to Cash Preferred Limited Partners                      $     0
                                                                             -------

Net loss allocated to Tax Preferred Limited Partners                         $(1,238)
                                                                             -------

Net income per Cash Preferred weighted average Limited Partner Unit          $     0
                                                                             -------

Net loss per Tax Preferred weighted average Limited Partner Unit              $(0.07)
                                                                             -------

Cash distribution per Cash Preferred Limited Partner Unit                    $     0
                                                                             -------


           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND XIII, L.P.

                     (A Georgia Public Limited Partnership)

                         STATEMENT OF PARTNERS' CAPITAL

                     FOR THE SIX MONTHS ENDED JUNE 30, 2001




                                                                   Limited Partners
                                                    ------------------------------------------
                                                       Cash Preferred         Tax Preferred                    Total
                                                    ---------------------    -----------------     General    Partners'
                                       Original      Units       Amounts     Units     Amounts     Partners     Capital
                                       --------     -------    ----------    ------   --------     --------   ----------
BALANCE, December 31, 2000               $100             0    $        0         0   $      0      $  500    $      600
      Limited partner                       0       150,982     1,509,824    42,471    424,710           0     1,934,534
       contributions
      Net loss                              0             0             0         0     (1,238)        (13)       (1,251)
      Sales commissions                     0             0      (143,433)        0    (40,347)          0      (183,780)
      Other offering expenses               0             0       (45,295)        0    (12,741)          0       (58,036)
                                         ----       -------    ----------    ------   --------      ------    ----------
BALANCE, June 30, 2001                   $100       150,982    $1,321,096    42,471   $370,384      $  487    $1,692,067
                                         ====       =======    ==========    ======   ========      ======    ==========



           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND XIII, L.P.

                     (A Georgia Public Limited Partnership)

                            STATEMENT OF CASH FLOWS




                                                      For the Period
                                                       from June 14,
                                                     2001 (Inception)
                                                     through June 30,
                                                           2001
                                                     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                              $   (1,251)
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Changes in assets and liabilities:
      Increase due to affiliates                            21,727
                                                        ----------
  Net cash provided by operating activities                 20,476
                                                        ----------

CASH FLOW FROM INVESTING ACTIVITIES:
  Deferred project costs                                   (67,709)
                                                        ----------
CASH FLOW FROM FINANCING ACTIVITIES:
  Limited partners' contributions                        1,934,534
  Sales commissions                                       (173,419)
  Offering costs                                           (58,036)
                                                        ----------
    Net cash provided by financing activities            1,703,079
                                                        ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                1,655,846

CASH AND CASH EQUIVALENTS, beginning of year                   600
                                                        ----------

CASH AND CASH EQUIVALENTS, end of period                $1,656,446
                                                        ==========
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
  Deferred offering costs due to affiliate              $  362,856
                                                        ==========

           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND XIII, L.P.

                     (A Georgia Public Limited Partnership)

                    Condensed Notes to Financial Statements

                                  June 30, 2001


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) General

Wells Real Estate Fund XIII, L.P. (the "Partnership") is a Georgia public limited partnership with Leo F. Wells, III and Wells Capital, Inc. (the "Company"), serving as General Partners. The Partnership was formed on September 15, 1998, for the purpose of acquiring, developing, owning, operating, improving, leasing, and otherwise managing for investment purposes, income producing commercial properties. The Partnership has two classes of limited partnership units. Upon subscription for units, each Limited Partner must elect whether to have their units treated as cash preferred units or tax preferred units. Thereafter, Limited Partners have the right to change their prior elections to have some or all of their units treated as cash preferred units or tax preferred units one time during each quarterly accounting period. Limited Partners may vote to, among other things: (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, (c) remove a General Partner, (d) elect a new General Partner, (e) dissolve the Partnership, and (f) approve a sale involving all or substantially all of the Partnership's assets, subject to certain limitations. The majority vote on any of the described matters will bind the Partnership, without the concurrence of the General Partners. Each limited partnership unit has equal voting rights, regardless of which class of unit is selected.

On March 29, 2001, the Partnership commenced a public offering of up to $45,000,000 of limited partnership units ($10.00 per unit) pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Partnership commenced active operations on June 14, 2001, when it received and accepted subscriptions for 125,000 units. The aggregate requirement of $2,500,000 of offering proceeds was not reached by June 30, 2001, thus New York and Pennsylvania investors have not yet been admitted to the Partnership. As of June 30, 2001, the Partnership had sold 150,982 Cash Preferred Status Units, and 42,471 Tax Preferred Status Units, held by a total of 45 and 7 Limited Partners, respectively, for total Limited Partner capital contributions of $1,934,534. After payment of $67,709 in acquisition and advisory fees, and acquisition expenses and $241,816 in selling commissions and organization and offering expenses, as of June 30, 2001, the Partnership was holding net offering proceeds of $1,625,009 available for investment in properties.

(b) Employees

The Partnership has no direct employees. The employees of Wells Capital, Inc., one of the General Partners of the Partnership, perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership.

(c) Insurance

Wells Management Company, Inc., an affiliate of the General Partners, carries comprehensive liability and extended coverage with respect to all the properties owned directly or indirectly by the Partnership. In the opinion of management of the registrant, the properties are adequately insured.

(d) Competition

The Partnership will experience competition for tenants from owners and managers of competing projects, which may include the General Partners and their affiliates. As a result, the Partnership may be required to provide free rent, reduced charges for tenant improvements and other inducements, all of which may have an adverse impact on results of operations. At the time the Partnership elects to dispose of its properties, the Partnership will also be in competition with sellers of similar properties to locate suitable purchasers for its properties.

(e) Basis of Presentation

The financial statements of Wells Real Estate Fund XIII, L.P. (the "Partnership") have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods.

(f) Partnership Distributions

Net Cash From Operations, as defined in the Partnership Agreement, will be distributed first to Limited Partners holding Cash Preferred Status Units on a per Unit basis until they have received a 10% annual return on their Net Capital Contributions, as defined in the Partnership Agreement. Further distributions of Net Cash From Operations will be made to the General Partners until they receive distributions equal to 10% of the total amount of Net Cash From Operations distributed. Thereafter, the Limited Partners holding Cash Preferred Status Units will receive 90% of Net Cash From Operations and the General Partners will receive 10%. No Net Cash From Operations will be distributed to Limited Partners holding Tax Preferred Status Units. No distributions will be paid to the Limited Partners for the quarter ended June 30, 2001.

(g) Income Taxes

The Partnership has not requested a ruling from the Internal Revenue Service to the effect that it will be treated as a partnership and not an association taxable as a corporation for Federal income tax purposes. The Partnership requested an opinion of counsel as to its tax status, but such opinion is not binding upon the Internal Revenue Service.

(h) Statement of Cash Flows

Cash equivalents include cash and short-term investments. For the purpose of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

(i) Cash - Restricted

Upon commencement of the offering of units, subscriptions received from investors are held in an escrow account until such time the Partnership has received total subscriptions of $1,250,000. At that time, subscribers are admitted to the Partnership as Limited Partners with the exception of New York and Pennsylvania residents, who can be admitted when total subscriptions reach $2,500,000. Subscriptions from New York residents may not be included in determining whether subscriptions for the minimum offering have been obtained. These funds are transferred from the escrow account to an unrestricted cash account within 15 days of reaching the required minimums.

(j) Deferred Project Costs

The Partnership pays Acquisition and Advisory Fees and Acquisition Expenses to the General Partners for acquisition and advisory services and acquisition expenses. These payments, as provided by the Partnership Agreement, may not exceed 3.5% of the Limited Partners' capital contributions. Acquisition and Advisory Fees and Acquisitions Expenses paid as of June 30, 2001, amounted to $67,709 and represented approximately 3.5% of the Limited Partners' capital contributions received. These fees are allocated to specific properties as they are purchased.

(k) Deferred Offering Costs

The Company pays all the offering expenses for the Partnership.   The Company
may be reimbursed by the Partnership to the extent that such offering expenses do not exceed 3% of total Limited Partners' capital contributions. As of June 30, 2001, the Partnership had reimbursed the Company for $58,036 in offering expenses, which amounted to approximately 3% of Limited Partners' capital contributions.

(l) Due To Affiliates

Due to Affiliates consists of acquisition and advisory fees and acquisitions expenses, deferred offering costs, and other operating expenses paid by the Company on behalf of the Partnership.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying financial statements of the Partnership and notes thereto. This Report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to Limited Partners in the future and certain other matters. Readers of this Report should be aware that there are various factors that could cause actual results to differ materially form any forward-looking statement made in this Report, which include construction costs which may exceed estimates, construction delays, lease-up risks, inability to obtain new tenants upon expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.

1. RESULTS OF OPERATIONS

The Partnership recognized no revenues for the period ended June 30, 2001. Expenses of the Partnership were $3,489 for the three months ended June 30, 2001, and consisted primarily of administrative salaries, computer, and printing expenses. Since the Partnership did not commence active operations until it received and accepted subscriptions for a minimum of 125,000 units on June 14, 2001, there is no comparative financial data available from the prior fiscal year.

Net loss per weighted average unit for Tax Preferred Limited Partners was $0.07 for the three months ended June 30, 2001.

Net increase in cash and cash equivalents is primarily the result of raising $1,934,534 in Limited Partners' capital contributions before deducting payments for commissions and offering costs.

No cash distributions were made to Limited Partners during the second quarter of 2001.

Subsequent Event

The Wells Fund XIII-REIT Joint Venture Partnership

On June 27, 2001, Wells OP and the Partnership entered into a Joint Venture partnership Agreement (the "Joint Venture Agreement") with Wells Operating Partnership, LP. ("Wells OP"), a Delaware limited partnership having Wells Real Estate Investment Trust, Inc. ("Wells REIT"), a Maryland Corporation, as its General Partner for the purpose of acquiring, owning, leasing, operating and managing real properties. The joint venture partnership is known as the Wells Fund XIII-REIT Joint Venture Partnership (the "XIII-REIT Joint Venture").

As of June 30, 2001, the Partnership had not made any contribution to the Wells Fund XIII-REIT Joint Venture.

The AmeriCredit Building

On July 16, 2001, the Wells Fund XIII-REIT Joint Venture Partnership ("Fund XIII-REIT Joint Venture") acquired a two-story office building containing approximately 85,000 rentable square feet on 12.33-acre tract of land located in Clay County, Florida (the "AmeriCredit Building") from Adevco Contact Centers Jacksonville, L.L.C. pursuant to that certain Agreement for Purchase and Sale of Property between Adevco and Wells Capital, Inc., the Advisor. The rights under the agreement were assigned by Wells Capital, Inc., the original purchaser under the agreement, to the XIII-REIT Joint Venture at closing. The purchase price paid for the AmeriCredit Building was $12,500,000, excluding acquisition expenses. As of the purchase of the Americredit Building on July 16, 2001 the Partnership had contributed approximately $1,651,426 for an approximate 13% equity interest in the Fund XIII-REIT Joint Venture. As of July 16, 2001, Wells OP also held an approximate 87% equity interest in the Fund XIII-REIT Joint Venture.

The entire 85,000 rentable square feet of the AmeriCredit Building is currently under a triple-net lease agreement with AmeriCredit dated November 20, 2000. The landlord's interest in the AmeriCredit lease was assigned to the XIII-REIT Joint Venture at the closing. The initial term of the AmeriCredit lease is 10 years, which commenced June 2001 and expires in May 2011. AmeriCredit has the right to extend the AmeriCredit lease for two additional five-year periods of time.

For further information regarding the acquisition of the AmeriCredit Building, refer to Supplement No. 1 dated July 20, 2001, to the Prospectus of Wells Real Estate Fund XIII, L.P. dated March 29, 2001, which was filed with the Commission in Post-Effective No. 1 to the Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P. on July 23, 2001 (Commission File No. 333-48984).


                          PART II - OTHER INFORMATION

ITEM 6 (b.) No reports on Form 8-K were filed during the second quarter of 2001.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  WELLS REAL ESTATE FUND XIII, L.P.
                                  (Registrant)
Dated: August 10, 2001      By:   /s/ Leo F. Wells, III
                                  ----------------------------------------------
                                  Leo F. Wells, III, as Individual
                                  General Partner and as President and
                                  Chief Financial Officer of Wells Capital, Inc.