Form 10-Q
period 2001-09-30
WELLS REAL ESTATE FUND XIII L P
filed 2001-11-14
CIK 1127245

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended           September 30, 2001                  or
                               --------------------------------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from _________________________ to ____________________

Commission file number          333-48984                        (1933 Act)
                      ----------------------------------------------------------

                          WELLS REAL ESTATE FUND XIII, L.P.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Georgia                                   58-2438244
----------------------------------         ------------------------------------
  (State of other jurisdiction of          (I.R.S. Employer Identification No.)
         incorporation)

 6200 The Corners Parkway, Suite 250, Norcross, Georgia            30092
---------------------------------------------------------     -----------------
       (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code        (770) 449-7800
                                                   -----------------------------

_______________________________________________________________________________
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  X      No_____
         ----

                                   FORM 10-Q

                       WELLS REAL ESTATE FUND XIII, L.P.

                    (A Georgia Public Limited Partnership)

                                     INDEX

                                                                                              Page No.
                                                                                              --------
PART I.       FINANCIAL INFORMATION

    Item 1.   Financial Statements

              Balance Sheets - September 30, 2001 and December 31, 2000                             3

              Statements of Income for the Three Months ended September 30, 2001
               and for the Period from June 14, 2001 (Inception) through September 30, 2001         4

              Statement of Partners' Capital for the Year ended December 31, 2000 and
               for the Nine Months Ended September 30, 2001                                         5

              Statement of Cash Flows for the Period from June 14, 2001 (Inception) through
              September 30, 2001                                                                    6

              Condensed Notes to Financial Statements                                               7

    Item 2.   Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                               10

PART II.      OTHER INFORMATION                                                                    12

                       WELLS REAL ESTATE FUND XIII, L.P.

                    (A Georgia Public Limited Partnership)

                                BALANCE SHEETS


                                                                      September 30,        December 31,
                                                                          2001                2000
                                                                      ------------         ------------
ASSETS:
   Cash and cash equivalents                                          $ 3,945,227          $       600
   Investment in joint venture (Note 2)                                 1,709,506                    0
   Deferred project costs (Note 1)                                        165,151                    0
   Deferred offering costs (Note 1)                                       612,271              127,506
   Due from affiliates                                                     35,259                    0
                                                                      -----------          -----------
       Total assets                                                   $ 6,467,414          $   128,106
                                                                      ===========          ===========

LIABILITIES AND PARTNERS' CAPITAL:
   Liabilities:
     Due to affiliates (Note 1)                                       $   614,725          $   127,506
                                                                      -----------          -----------
Partners' capital:
   General partners                                                           350                  500
   Original limited partner                                                     0                  100
   Limited partners:
     Cash Preferred - 0 units and 566,530 units outstanding
        as of December 31, 2000 and September 30, 2001,
        respectively                                                    4,975,287                    0
     Tax Preferred - 0 units and 101,931 units outstanding as
        of December 31, 2000 and September 30, 2001,
        respectively                                                      877,052                    0
                                                                      -----------          -----------
          Total partners' capital                                       5,852,689                  600
                                                                      -----------          -----------
          Total liabilities and partners' capital                     $ 6,467,414          $   128,106
                                                                      ===========          ===========

           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND XIII, L.P.

                     (A Georgia Public Limited Partnership)

                              STATEMENTS OF INCOME



                                                                                       The Period from
                                                                                        June 14, 2001
                                                                   Three Months          (Inception)
                                                                      Ended                through
                                                                   September 30,        September 30,
                                                                       2001                 2001
                                                                   ------------        ---------------
Revenues:
   Equity in income of joint ventures (Note 2)                      $    20,436            $   20,436
   Interest income                                                       12,129                14,367
                                                                    -----------            ----------
                                                                         32,565                34,803
                                                                    -----------            ----------
Expenses:
   Partnership administration                                            12,164                15,253
   Legal and accounting                                                  14,630                14,630
   Computer costs                                                         1,362                 1,762
                                                                    -----------            ----------
                                                                         28,156                31,645
                                                                    -----------            ----------
          Net income                                                $     4,409            $    3,158
                                                                    ===========            ==========

Net loss allocated to General Partners                              $      (137)           $     (150)
                                                                    ===========            ==========

Net income allocated to Cash Preferred Limited Partners             $    18,151            $   18,151
                                                                    ===========            ==========

Net loss allocated to Tax Preferred Limited Partners                $   (13,605)           $  (14,843)
                                                                    ===========            ==========

Net income per weighted average Cash Preferred Limited
   Partner Unit                                                     $      0.07            $     0.07
                                                                    ===========            ==========

Net loss per weighted average Tax Preferred Limited Partner
   Unit                                                             $     (0.23)           $    (0.30)
                                                                    ===========            ==========

Cash distribution per Cash Preferred Limited Partner Unit           $         0            $        0
                                                                    ===========            ==========

           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND XIII, L.P.

                     (A Georgia Public Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                            Limited Partners
                                                -----------------------------------------------
                                                    Cash Preferred            Tax Preferred                      Total
                                                --------------------     ----------------------    General      Partners'
                                    Original      Units      Amounts      Units       Amounts      Partners      Capital
                                    --------    --------   ----------    --------    ----------    --------    -----------
BALANCE, December 31, 1999          $    100           0   $        0           0    $        0    $    500    $       600
   Net income                              0           0            0           0             0           0              0
                                    --------    --------   ----------    --------    ----------    --------    -----------

BALANCE, December 31, 2000               100           0            0           0             0         500            600
   Limited partner
    contributions                          0     566,530    5,665,300     101,931     1,019,307           0      6,684,607
   Return of original partner
    contribution                        (100)                                                                         (100)
   Net income (loss)                       0           0       18,151           0       (14,843)       (150)         3,158
   Sales commissions and
    discounts                              0           0     (538,205)          0       (96,833)          0       (635,038)
   Other offering expenses                 0           0     (169,959)          0       (30,579)          0       (200,538)
                                    --------    --------   ----------    --------    ----------    --------    -----------

BALANCE, September 30, 2001         $      0     566,530   $4,975,287     101,931    $  877,052    $    350    $ 5,852,689
                                    ========    ========   ==========    ========    ==========    ========    ===========

           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND XIII, L.P.

                     (A Georgia Public Limited Partnership)

                            STATEMENT OF CASH FLOWS


                                                                                     For the Period
                                                                                      from June 14,
                                                                                    2001 (Inception)
                                                                                        through
                                                                                    September 30,
                                                                                         2001
                                                                                    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                       $         3,158
   Adjustments to reconcile net income to net cash
     used in operating activities:
   Equity in income of joint venture                                                        (20,436)
   Increase in due to affiliates                                                              2,454
                                                                                    ---------------
     Net cash used in operating activities                                                  (14,824)
                                                                                    ---------------

CASH FLOW FROM INVESTING ACTIVITIES:
   Investment in joint venture                                                           (1,651,426)
   Deferred project costs paid                                                             (233,961)
                                                                                    ---------------
     Net cash used in investing activities                                               (1,885,387)
                                                                                    ---------------
CASH FLOW FROM FINANCING ACTIVITIES:
   Limited partners' contributions                                                        6,684,607
   Return of original partner contribution                                                     (100)
   Sales commissions paid                                                                  (639,131)
   Offering costs paid                                                                     (200,538)
                                                                                    ---------------
     Net cash provided by financing activities                                            5,844,838
                                                                                    ---------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                 3,944,627

CASH AND CASH EQUIVALENTS, beginning of year                                                    600
                                                                                    ---------------
CASH AND CASH EQUIVALENTS, end of period                                            $     3,945,227
                                                                                    ===============
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
   Deferred offering costs due to affiliate                                         $       484,765
                                                                                    ===============
   Deferred project costs contributed to joint ventures                             $        68,810
                                                                                    ===============

           See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND XIII, L.P.

                     (A Georgia Public Limited Partnership)

                    Condensed Notes to Financial Statements

                               September 30, 2001


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) General

  Wells Real Estate Fund XIII, L.P. (the "Partnership") is a Georgia public limited partnership with Leo F. Wells, III and Wells Capital, Inc., a Georgia Corporation, (the "Company"), serving as General Partners. The Partnership was formed on September 15, 1998, for the purpose of acquiring, developing, owning, operating, improving, leasing, and otherwise managing income producing commercial properties for investment purposes. The Partnership has two classes of limited partnership units. Upon subscription for units, Limited Partners must elect whether to have their units treated as Cash Preferred Status Units or Tax Preferred Status Units. Thereafter, Limited Partners have the right to change their prior elections to have some or all of their units treated as Cash Preferred Status Units or Tax Preferred Status Units one time during each quarterly accounting period. Limited Partners may vote to, among other things:
  (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, (c) remove a General Partner, (d) elect a new General Partner, (e) dissolve the Partnership, and (f) approve a sale involving all or substantially all of the Partnership's assets, subject to certain limitations. The majority vote on any of the described matters will bind the Partnership, without the concurrence of the General Partners. Each limited partnership unit has equal voting rights, regardless of which class of unit is selected.

  On March 29, 2001, the Partnership commenced a public offering of up to $45,000,000 of limited partnership units ($10.00 per unit) pursuant to a Registration Statement on Form S-11 filed under the Securities Act of 1933. The Partnership commenced active operations on June 14, 2001, when it received and accepted subscriptions for 125,000 units. The aggregate requirement of $2,500,000 of offering proceeds was reached during the third quarter of 2001, thus allowing New York and Pennsylvania investors to be admitted to the Partnership. As of September 30, 2001, the Partnership had sold 566,530 Cash Preferred Status Units, and 101,931 Tax Preferred Status Units for total Limited Partner capital contributions of $6,684,607. After payment of $233,961 in acquisition and advisory fees and acquisition expenses, $835,576 in selling commissions and organization and offering expenses and investing $1,651,426 in the acquisition of the AmeriCredit Building described below, as of September 30, 2001, the Partnership was holding net offering proceeds of $3,963,644 available for investment in properties.

  (b) Employees

  The Partnership has no direct employees. The employees of the Company, perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership.

  (c) Insurance

  Wells Management Company, Inc., an affiliate of the General Partners, carries comprehensive liability and extended coverage insurance with respect to all the property in which the Partnership invests (Note 2). In the opinion of management, this property is adequately insured.

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

  (e) Basis of Presentation

  The financial statements of the Partnership have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature and necessary to present a fair presentation of the results for such periods.

  (f) Partnership Distributions

  Net Cash From Operations, as defined in the Partnership Agreement, will be distributed first to Limited Partners holding Cash Preferred Status Units on a per Unit basis until they have received a 10% annual return on their Net Capital Contributions, as defined in the Partnership Agreement. Further distributions of Net Cash From Operations will be made to the General Partners until they receive distributions equal to 10% of the total amount of Net Cash From Operations distributed. Thereafter, the Limited Partners holding Cash Preferred Status Units will receive 90% of Net Cash From Operations and the General Partners will receive 10%. No Net Cash From Operations will be distributed to Limited Partners holding Tax Preferred Status Units. No distributions will be paid to the Limited Partners for the quarter ended September 30, 2001.

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

  (i) Deferred Project Costs

  The Partnership pays Acquisition and Advisory Fees and Acquisition Expenses to the Company for acquisition and advisory services and acquisition expenses. These payments, as provided by the Partnership Agreement, may not exceed 3.5% of the Limited Partners' capital contributions. Acquisition and Advisory Fees and Acquisitions Expenses paid as of September 30, 2001, amounted to $233,961 and represented approximately 3.5% of the Limited Partners' capital contributions received. These fees are capitalized and allocated to specific properties as they are purchased.

  (j) Deferred Offering Costs

  The Company pays all the offering expenses for the Partnership.   The Company
  may be reimbursed by the Partnership to the extent that such offering expenses do not exceed 3% of total Limited Partners' capital contributions. As of September 30, 2001, the Partnership had reimbursed the Company for $200,538 in offering expenses, which amounted to approximately 3% of Limited Partners' capital contributions.

  (k) Due To Affiliates

  Due to Affiliates consists of deferred offering costs and other operating expenses paid by the Company on behalf of the Partnership.

2. INVESTMENT IN JOINT VENTURE

  On June 27, 2001, the Partnership entered into a Joint Venture Partnership Agreement (the "Joint Venture Agreement") with Wells Operating Partnership, LP. ("Wells OP"), a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. ("Wells REIT"), a Maryland Corporation, as its General Partner for the purpose of acquiring, owning, leasing, operating and managing real properties. The joint venture partnership is known as the Wells Fund XIII-REIT Joint Venture Partnership ("XIII-REIT Joint Venture").

  The Partnership owns an interest in one property through its investment in the XIII-REIT Joint Venture. The Partnership does not have control over the operations of the XIII-REIT Joint Venture; however, it does exercise significant influence. Accordingly, its investment in XIII-REIT Joint Venture is recorded using the equity method.

  The following describes additional information about the property in which the Partnership owns an interest as of September 30, 2001.

  The AmeriCredit Building

  On July 16, 2001, the XIII-REIT Joint Venture acquired a two-story office building containing approximately 85,000 rentable square feet on 12.33-acre tract of land located in Clay County, Florida (the "AmeriCredit Building") from Adevco Contact Centers Jacksonville, L.L.C. pursuant to that certain Agreement for Purchase and Sale of Property between Adevco and Wells Capital, Inc. The rights under the agreement were assigned by the Company, the original purchaser under the agreement, to the XIII-REIT Joint Venture at closing. The purchase price paid for the AmeriCredit Building was $12,500,000, excluding closing costs. As of the purchase of the Americredit Building on July 16, 2001 the Partnership had contributed $1,651,426 for an approximate 13% equity interest in the Fund XIII-REIT Joint Venture. As of July 16, 2001, Wells OP held an approximate 87% equity interest in the Fund XIII-REIT Joint Venture.

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

  SUMMARY OF OPERATIONS

  The following information summarizes the operations of the unconsolidated joint venture in which the Partnership had an ownership interest as of September 30, 2001.

                                                                                        Partnership's Share of
                                            Total Revenues             Net Income             Net Income
                                           -------------------   --------------------    ----------------------
                                            The period from         The period from        The period from
                                              July 16, 2001          July 16, 2001          July 16, 2001
                                                 through               through                  through
                                              September 30,          September 30,            September 30,
                                                  2001                  2001                      2001
                                           ===================   ====================    ======================
 Fund XIII-REIT Joint Venture                   $305,600               $155,193                 $20,436
                                           ===================   ====================    ======================


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


  The following discussion and analysis should be read in conjunction with the accompanying financial statements of the Partnership and notes thereto. This Report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to Limited Partners in the future and certain other matters. Readers of this Report should be aware that there are various factors that could cause actual results to differ materially from any forward-looking statement made in this Report, which include construction costs which may exceed estimates, construction delays, lease-up risks, inability to obtain new tenants upon expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.

1. RESULTS OF OPERATIONS

  The Partnership recognized gross revenues for the period from June 14, 2001 (inception) through September 30, 2001 of $34,803 consisting of equity in income of joint venture for the interest in the AmeriCredit Building and interest income. Expenses of the Partnership were $31,645 for the same period and consisted primarily of administrative salaries, legal, accounting, computer, and printing expenses. Since the Partnership did not commence active operations until it received and accepted subscriptions for a minimum of 125,000 units on June 14, 2001, there is no comparative financial data for the prior fiscal year.

  Net income per weighted average unit for Cash Preferred Limited Partners was $0.07 for the period from June 14, 2001 (inception) through September 30, 2001. Net loss per weighted average unit for Tax Preferred Limited Partners was $0.30 for the same period.

  Net increase in cash and cash equivalents is primarily the result of raising $6,684,607 in Limited Partners' capital contributions before deducting payments for commissions and offering costs. The increase is offset by the investment in joint venture for the purchase of the AmeriCredit Building of $1,651,426.

  No cash distributions were made to Limited Partners during the second or third quarters of 2001. The Partnership currently anticipates that cash distributions to Cash Preferred Limited Partners will commence with respect to the fourth quarter of 2001.

  The Partnership expects to continue to meet its short-term liquidity requirements generally through net cash provided by operations which the Partnership believes will continue to be adequate to meet both operating requirements and distributions to limited partners.

                          PART II - OTHER INFORMATION


ITEM 6 (b.)  No reports on Form 8-K were filed during the third quarter of 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  WELLS REAL ESTATE FUND XIII, L.P.
                                  (Registrant)
Dated: November 9, 2001      By:  /s/ Leo F. Wells, III
                                  ----------------------------------------------
                                  Leo F. Wells, III, as Individual
                                  General Partner and as President and
                                  Chief Financial Officer of Wells Capital, Inc.