Form 10-K
period 2001-12-31
WELLS REAL ESTATE FUND XIII L P
filed 2002-03-26
CIK 1127245

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         [Fee Required]

For the fiscal year ended             December 31, 2001
                           ----------------------------------------------------

[_] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
         [No Fee Required]

For the transition period from _______________________ to _____________________

Commission file number                        0-49633
                       --------------------------------------------------------

                        WELLS REAL ESTATE FUND XIII L.P.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Georgia                                    58-2438244
----------------------------------      ---------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)

6200 The Corners Parkway, Suite
-------------------------------
250, Norcross, Georgia                                  30092
----------------------------------       --------------------------------------
(Address of principal executive                       (Zip Code)
 offices)

Registrant's telephone number,                   (770) 449-7800
including area code Securities           --------------------------------------
registered pursuant to Section 12
(b) of the Act:

       Title of each class               Name of exchange on which registered
----------------------------------      ---------------------------------------
             NONE                                      NONE
----------------------------------      ---------------------------------------

Securities registered pursuant to
Section 12 (g) of the Act:

                              CASH PREFERRED UNITS
-------------------------------------------------------------------------------
                                (Title of Class)
                               TAX PREFERRED UNITS
-------------------------------------------------------------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X        No ____
    -----

Aggregate market value of the voting stock held by non-affiliates:

      Not Applicable
----------------------------

                                     PART I

ITEM 1.  BUSINESS

General

Wells Real Estate Fund XIII, L.P. (the "Partnership") is a Georgia public limited partnership with Leo F. Wells, III and Wells Capital, Inc. (the "Company"), a Georgia corporation, serving as General Partners. The Partnership was formed on September 15, 1998, for the purpose of acquiring, developing, owning, operating, improving, leasing, and otherwise managing income producing commercial properties for investment purposes. The Partnership has two classes of limited partnership units. Upon subscription for units, the Limited Partners must elect whether to have their units treated as Cash Preferred Status Units or Tax Preferred Status Units. Thereafter, Limited Partners have the right to change their prior elections to have some or all of their units treated as Cash Preferred Status Units or Tax Preferred Status Units one time during each quarterly accounting period. Limited Partners may vote to, among other things:
(a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, (c) remove a General Partner, (d) elect a new General Partner, (e) dissolve the Partnership, and (f) approve a sale involving all or substantially all of the Partnership's assets, subject to certain limitations. The majority vote on any of the described matters will bind the Partnership, without the concurrence of the General Partners. Each limited partnership unit has equal voting rights, regardless of which class of unit is selected.

On March 29, 2001, the Partnership commenced a public offering of up to $45,000,000 of limited partnership units ($10.00 per unit) pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership commenced active operations on June 14, 2001, upon receiving and accepting subscriptions for 125,000 units. As of December 31, 2001, the Partnership had sold 880,001 Cash Preferred Units and 191,522 Tax Preferred Units held by a total of 715 and 39 Limited Partners, respectively, for total Limited Partner capital contributions of $10,715,232. After payment of $377,903 in acquisition and advisory fees and acquisition expenses, payment of $1,339,404 in selling commissions and organization and offering expenses, and the investment of $8,151,426 in the Fund XIII-REIT Joint Venture, as of December 31, 2001, the Partnership was holding net offering proceeds of $846,499 available for investment in properties.

Employees

The Partnership has no direct employees. The employees of Wells Capital, Inc. and Wells Management Company, Inc. perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership. See item 11 - "Compensation of General Partners and Affiliates" for a summary of the compensation and fees paid to the General Partners and their affiliates during the year ended December 31, 2001.

Insurance

Wells Management Company, Inc., an affiliate of the General Partners, carries comprehensive liability and extended coverage with respect to all of the properties by the Partnership through its interests in joint ventures. In the opinion of management, all such properties are adequately insured.

Competition

The Partnership will experience competition for tenants from owners and managers of competing projects, which may include the General Partners and their affiliates. As a result, the Partnership may provide free rent, reduced charges for tenant improvements and other inducements, all of which may have an adverse impact on results of operations. At the time the Partnership elects to dispose of its properties, the Partnership will also be in competition with sellers of similar properties to locate suitable purchasers for its properties.

ITEM 2.  PROPERTIES

The Partnership owns interests in properties through Fund XIII-REIT Associates (the "Fund XIII-REIT Joint Venture"), a joint venture between the Partnership and Wells Operating Partnership, L.P. ("Wells OP"), a Delaware limited partnership having Wells Real Estate Investment Trust, Inc. (the "Wells REIT") as its General Partner.

As of December 31, 2001, the Partnership owned interests in the following properties through its ownership in the foregoing joint venture: (i) a two-story office building located in Clay County, Florida (the "AmeriCredit Building") and
(ii) two connected one-story office and assembly buildings located in Douglas, County, Colorado (the "ADIC Buildings").

The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, the investment in joint venture is recorded using the equity method of accounting. As of December 31, 2001, the Partnership was holding approximately $849,369 to invest in properties.

The following table shows lease expirations during each of the next ten years for leases at all properties owned by the joint venture described above, as of December 31, 2001, assuming no exercise of renewal options or termination rights:


                                                    Partnerships
                                                     Share of                   Percentage of
                Number of               Annualized  Annualized   Percentage of     Total
Year of Lease    Leases    Square Feet  Gross Base  Gross Base     Total Square   Annualized
 Expiration     Expiring    Expiring     Rent(1)      Rent(1)    Feet Expiring    Base Rent
-------------   ---------  -----------  ----------  ------------ -------------- --------------
2011(2)            2         233,200    $2,798,934    $890,061       100.0%         100.0%

        (1) Average monthly gross rent over the life of the lease, annualized
        (2) Expiration of Americredit lease (85,000 square feet) and ADIC lease (148,200) square feet

Fund XIII-REIT Joint Venture

On June 27, 2001, the Partnership and Wells OP entered into a joint venture partnership agreement for the purpose of acquiring, owning, leasing, operating, and, managing real properties. The joint venture partnership is known as the Fund XIII-REIT Joint Venture. All income, loss, net cash flow, resale gain and sale proceeds of the Fund XIII-REIT Joint Venture are allocated and distributed between the Partnership and Wells OP based upon their respective capital contributions to the joint venture.

As of December 31, 2001, Wells OP had contributed approximately $18,285,078 for an approximate 68% equity interest in the Fund XIII-REIT Joint Venture. The Partnership had made capital contributions of approximately $8,491,068 for an approximate 32% equity interest in the Fund XIII-REIT Joint Venture.

Additional information about the properties in which the Partnership owns an interest as of December 31, 2001 is described below:

AmeriCredit Building

On July 16, 2001, the Fund XIII-REIT Joint Venture acquired the AmeriCredit Building, a two-story office building containing approximately 85,000 rentable square feet located in Orange Park, Clay County, Florida. The purchase price of the AmeriCredit Building was $12,500,000, plus closing costs of approximately $41,500. The purchase price was funded by capital contributions of $1,651,426 by the Partnership and $10,890,040 by Wells OP.

The entire AmeriCredit Building is currently under a net lease agreement that expires in May 2011 with AmeriCredit, a wholly owned subsidiary of Americredit Corp., a Texas corporation whose common stock is publicly traded on the New York Stock Exchange. AmeriCredit Corp. is the guarantor of the lease. AmeriCredit has the right to extend the lease for two additional five-year periods of time by giving written notice to the landlord at least 12 months prior to the expiration date of the then current lease term. The base rent payable for each extended term of the lease will be equal to 95% of the then current market rate.

The annual base rent payable for the current term of the AmeriCredit lease is as follows:

    ----------------------------------------  ---------------------------------
     Lease Year                                Annual Rent
    ----------------------------------------  ---------------------------------
     1                                         $ 1,201,050
    ----------------------------------------  ---------------------------------
     2                                         $ 1,231,501
    ----------------------------------------  ---------------------------------
     3                                         $ 1,262,714
    ----------------------------------------  ---------------------------------
     4                                         $ 1,294,707
    ----------------------------------------  ---------------------------------
     5                                         $ 1,327,499
    ----------------------------------------   --------------------------------
     6                                         $ 1,361,112
    ----------------------------------------  ---------------------------------
     7                                         $ 1,395,565
    ----------------------------------------  ---------------------------------
     8                                         $ 1,430,879
    ----------------------------------------  ---------------------------------
     9                                         $ 1,467,076
    ----------------------------------------  ---------------------------------
     10                                        $ 1,504,178
    ----------------------------------------  ---------------------------------



Under the lease, AmeriCredit is required to pay all operating expenses, routine maintenance and repairs to the AmeriCredit Building. The Fund XIII-REIT Joint Venture, as landlord, is responsible for the repair and maintenance of the roof, structural systems, and parking lot, as well as payment of a monthly 7% sales tax on rental income for the AmeriCredit Building. AmeriCredit is also required to reimburse the Fund XIII-REIT Joint Venture for sales tax costs through increased rental income. The rental figures above are net of the sales tax reimbursements.

The AmeriCredit lease contains a termination option which may be exercised by AmeriCredit effective as of the end of the seventh lease year by providing 12 months notice to the Fund XIII-REIT Joint Venture. If AmeriCredit exercises its termination option, it will be required to pay the joint venture a termination payment estimated at $1.9 million, or approximately 16 months of rent.

AmeriCredit also has an expansion option for an additional 15,000 square feet of office space and 120 parking spaces that can be exercised at any time during the first seven lease years. The rights and obligations of each party under the expansion option are subject to the parties reaching agreement relating to the expansion space and additional parking and the leasing of such space by AmeriCredit within 45 days of receipt by the Fund XIII-REIT Joint Venture of written notice of the expansion option.

The average effective annual rental rate per square foot at the AmeriCredit Building was $17.03 for 2001, the first year of ownership. At December 31, 2001, the building was 100% leased.

ADIC Buildings

On December 21, 2001, the Fund XIII-REIT Joint Venture acquired the ADIC Buildings, two one-story office buildings connected to a light assembly building containing approximately 148,200 rentable square feet located in Parker, Douglas County, Colorado. Additionally, the Fund XIII-REIT Joint Venture purchased an undeveloped 3.43 acre tract of land immediately adjacent to the ADIC Buildings ("ADIC Land"). The purchase price of the ADIC Buildings and ADIC Land was $12,954,213, plus closing costs of approximately $215,600. The purchase price was funded by capital contributions of $6,500,000 by the Partnership and $6,669,834 by Wells OP.

The ADIC Buildings are currently under a net lease agreement with ADIC that expires in December 2011. ADIC has the right to extend the lease for two additional five-year periods of time by giving written notice to the landlord at least 9 months prior to the expiration date of the then current lease term. The base rent payable for each extended term of the lease will be the then current market rate.

     The annual base rent payable for the current term of the ADIC lease is as follows:

     --------------------------------- ----------------------------------------
      Lease Year                        Annual Rent
     --------------------------------- ----------------------------------------
      1                                 $ 1,222,683
     --------------------------------- ----------------------------------------
      2                                 $ 1,247,137
     --------------------------------- ----------------------------------------
      3                                 $ 1,272,079
     --------------------------------- ----------------------------------------
      4                                 $ 1,297,521
     --------------------------------- ----------------------------------------
      5                                 $ 1,323,471
     --------------------------------- ----------------------------------------
      6                                 $ 1,349,941
     --------------------------------- ----------------------------------------
      7                                 $ 1,376,940
     --------------------------------- ----------------------------------------
      8                                 $ 1,404,478
     --------------------------------- ----------------------------------------
      9                                 $ 1,432,568
     --------------------------------- ----------------------------------------
      10                                $ 1,461,219
     --------------------------------- ----------------------------------------

At December 31, 2001, the ADIC Buildings were 100% leased.

ITEM 3.  LEGAL PROCEEDINGS

There were no material pending legal proceedings or proceedings known to be contemplated by governmental authorities involving the Partnership during 2001.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Limited Partners during 2001.

            (THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

                                     PART II

ITEM 5.  MARKET FOR PARTNERSHIP'S UNITS AND RELATED SECURITY HOLDER MATTERS.

As of February 28, 2002, the Partnership had 880,001 outstanding Cash Preferred Units held by a total of 715 Limited Partners and 191,522 outstanding Tax Preferred Units held by a total of 39 Limited Partners. The capital contribution per unit is $10.00. There is no established public trading for the Partnership's limited partnership units, and it is not anticipated that a public trading market for the units will develop. Under the Partnership Agreement, the General Partners have the right to prohibit transfers of units.

Pursuant to Section 15.2 of the Partnership Agreement, for the first three fiscal years following the termination of the offering of units in the Partnership, the per unit value shall be deemed to be $10.00 per unit. After the expiration of this three year period, the General Partners are required to determine a per unit value by estimating the amount a holder of Partnership units would receive if the Partnership's properties were sold as of the close of the Partnership's fiscal year at their estimated fair market values and the proceeds from such sales (without reduction for selling expenses), together with any other funds of the Partnership, were distributed in a liquidation of the Partnership.

Cash Preferred Status Limited Partners are entitled to a distribution from Net Cash From Operations, as defined in the Partnership Agreement to mean cash flow, less adequate cash reserves for other obligations of the Partnership for which there is no provision, on a per unit basis until they have received distributions in each fiscal year of the Partnership equal to 10% of their adjusted capital contributions. After this preference is satisfied, the General Partners will receive an amount of Net Cash From Operations equal to 10% of the total amount of Net Cash From Operations distributed. Thereafter, the Limited Partners holding Cash Preferred Status Units will receive 90% of Net Cash From Operations and the General Partners will receive 10%. No Net Cash From Operations will be distributed to Limited Partners holding Tax Preferred Status Units. Holders of Cash Preferred Status Units will, except in limited circumstances, be allocated none of the Partnership's net loss, depreciation and amortization deductions. These deductions will be allocated to the Tax Preferred Status Units, until their capital account balances have been reduced to zero. No distributions have been made to Limited Partners holding Tax Preferred Status Units or to the General Partners as of December 31, 2001.

Cash available for distribution to the Limited Partners is distributed on a quarterly basis unless Limited Partners select to have their cash distributed monthly. Cash distributions made to Cash Preferred Status Limited Partners during 2001 were as follows:

                         Per Cash Preferred Status Unit
                         ------------------------------

   Distribution for    Total Cash       Investment       Return of     General
     Quarter Ended    Distributed         Income          Capital      Partner
-------------------   -----------       ----------       ---------     -------
June 30, 2001                 $ 0          $ 0.00           $ 0.00      $ 0.00
September 30, 2001              0            0.00             0.00        0.00
December 31, 2001          70,000            0.16             0.00        0.00

The fourth quarter distribution was accrued for accounting purposes in 2001 and paid in February, 2002.

ITEM 6.  SELECTED FINANCIAL DATA

The following sets forth a summary of the selected financial data for the seven months ended December 31, 2001.

    Total assets                                         $ 10,607,290

    Total revenues                                             96,685

    Net income                                                 34,868

    Net loss allocated
      to General Partners                                        (500)

    Net income allocated to
      Cash Preferred Limited Partners                          84,293

    Net loss allocated to
      Tax Preferred Limited Partners                          (48,925)

    Net income per weighted
    average (1) Cash Preferred
    Limited Partner Unit                                         0.20

    Net loss per weighted
    average (1) Tax Preferred
    Limited Partner Unit                                        (0.55)

    Cash Distributions per
      weighted average (1)
      Cash Preferred Limited Partner
        Unit:

      Investment Income                                          0.16
      Return of Capital                                          0.00

      (1) The weighted average unit is calculated by averaging units over the period they are outstanding during the time units are still being purchased by Limited Partners in the Partnership.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

The following discussion and analysis should be read in conjunction with the Selected Financial Data and the accompanying financial statements of the Partnership and notes thereto.

Forward-Looking Statements

This Report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to Limited Partners in the future and certain other matters. Readers of this Report should be aware that there are various factors that could cause actual results to differ materially from any forward-looking statement made in the Report, which include construction costs which may exceed estimates, construction delays, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.

Results of Operations and Changes in Financial Conditions

The Partnership recognized gross revenues for the period from June 14, 2001 (inception) through December 31, 2001 of $96,685, consisting of equity in income of joint venture for the interest in the AmeriCredit Building and ADIC Buildings and interest income. Expenses of the Partnership were $61,817 for the same period and consisted primarily of administrative salaries, legal, accounting, computer, and printing expenses. Since the Partnership did not commence active operations until it received and accepted subscriptions for a minimum of 125,000 units on June 14, 2001, there is no comparative financial data for the prior fiscal year.

Liquidity and Capital Resources

Net income per weighted average unit for Cash Preferred Limited Partners was $0.20 for the period from June 14, 2001 (inception) through December 31, 2001.

Net increase in cash and cash equivalents is primarily the result of raising $10,715,232 in Limited Partners' capital contributions before deducting payments for commissions and offering costs. The increase is offset by the investment in joint venture for the purchases of the AmeriCredit Building in the amount of $1,651,426 and ADIC Buildings in the amount of $6,500,000.

The Partnership expects to continue to meet its short-term liquidity requirements generally through net cash provided by operations which the Partnership believes will continue to be adequate to meet both operating requirements and distributions to limited partners. Although there is no assurance, the General Partners anticipate that cash distributions to Limited Partners holding Cash Preferred Status Units will continue in 2002 at a level at least comparable with 2001 cash distributions on an annual basis.

Inflation

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. There are provisions in the majority of tenant leases to protect the Partnership from the impact of inflation. Most leases contain common area maintenance charges (CAM charges), real estate tax and insurance reimbursements on a per square foot bases, or in some cases, annual reimbursement of operating expenses above a certain per square foot allowance. These provisions should reduce the Partnership's exposure to increases in costs and operating expenses resulting from inflation.

Critical Accounting Policies

The Partnership's accounting policies have been established and conformed to in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied; thus, resulting in a different presentation of our financial statements. Below is a discussion of the accounting policies that we consider to be critical in that they may require complex judgment in their application or require estimates about matters, which are inherently uncertain. Additional discussion of accounting policies that we consider to be significant, including further discussion of the critical accounting policies described below, is presented in the notes to the Partnership's financial statements in Item 14(a).

Straight-Lined Rental Revenues

The Partnership recognizes rental income generated from all leases on real estate assets in which the Partnership has an ownership interest, either directly or through investments in joint ventures, on a straight-line basis over the terms of the respective leases. If a tenant was to encounter financial difficulties in future periods, the amount recorded as receivable may not be realized.

Operating Cost Reimbursements

The Partnership generally bills tenants for operating cost reimbursements, either directly or through investments in joint ventures, on a monthly basis at amounts estimated largely based on actual prior period activity and the respective lease terms. Such billings are generally adjusted on an annual basis to reflect reimbursements owed to the landlord based on the actual costs incurred during the period and the respective lease terms. Financial difficulties encountered by tenants may result in receivables not being realized.

Real Estate

Management continually monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets in which the Partnership has an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When such events or changes in circumstances are present, management assesses the potential impairment by comparing the fair market value of the asset, estimated at an amount equal to the future undiscounted operating cash flows expected to be generated from tenants over the life of asset and from its eventual disposition, to the carrying value of the asset. In the event that the carrying amount exceeds the estimated fair market value, the Partnership would recognize an impairment loss in the amount required to adjust the carrying amount of the asset to its estimated fair market value. Neither the Partnership nor its joint ventures have recognized impairment losses on real estate assets in 2001.

Deferred Project Costs

Wells Capital, Inc. expects to continue to fund 100% of the acquisition and advisory fees and acquisition expenses and recognize related expenses, to the extent that such costs exceed 3.5% of cumulative capital raised (subject to certain overall limitations described in the prospectus), on behalf of the Partnership. The Partnership records acquisition and advisory fees and acquisition expenses by capitalizing deferred project costs and reimbursing Wells Capital, Inc. at an amount equal to 3.5% of cumulative capital raised to date. As the Partnership invests its capital proceeds, deferred project costs are applied to real estate assets, either directly or through contributions to joint ventures, at an amount equal to 3.5% of each investment and depreciated over the useful lives of the respective real estate assets.

Deferred Offering Costs

Wells Capital, Inc. expects to continue to fund 100% of the organization and offering costs and recognize related expenses, to the extent that such costs exceed 3% of cumulative capital raised, on behalf of the

Partnership. Organization and offering costs include items such as legal and accounting fees, marketing and promotional costs, and printing costs, and specifically exclude sales costs and underwriting commissions. The Partnership records offering costs by accruing deferred offering costs, with an offsetting liability included in due to affiliates, at an amount equal to the lesser of 3% of cumulative capital raised to date or actual costs incurred from third-parties less reimbursements paid to Wells Capital, Inc. As the actual equity is raised, the Partnership reverses the deferred offering costs accrual and recognizes a charge to partners' capital upon reimbursing Wells Capital, Inc.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements of the Registrant and supplementary data are detailed under Item 14 (a) and filed as part of the report on the pages indicated.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with the Partnership's accountants or other reportable events during 2001.

            (THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

                                    PART III

ITEM 10.  GENERAL PARTNERS OF THE PARTNERSHIP

Wells Capital, Inc. - The executive offices of Wells Capital, Inc., a Georgia corporation, are located at 6200 The Corners Parkway Suite 250, Norcross, Georgia 30092.

Leo F. Wells, III - Mr. Wells is a resident of Atlanta, Georgia, is 58 years of age and holds a Bachelor of Business Administration Degree in Economics from the University of Georgia. Mr. Wells is the President and sole Director of Wells Capital, Inc. Mr. Wells is the President of Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which he serves as principal broker. He is also the President, sole Director and sole shareholder of Wells Real Estate Investment Funds, Inc., the parent corporation of Wells Capital, Inc. Mr. Wells is also currently the sole Director and President of Wells Management Company, Inc., a property management company he founded in 1983. In addition, Mr. Wells is the President and Chairman of the Board of Wells Investment Securities, Inc., Wells & Associates, Inc., and Wells Management Company, Inc. which are affiliates of the General Partners. From 1980 to February 1985, Mr. Wells served as vice-president of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. From 1973 to 1976, he was associated with Sax Gaskin Real Estate Company and from 1970 to 1973, he was a real estate salesman and property manager for Roy D. Warren & Company, an Atlanta real estate company.

ITEM 11.  COMPENSATION OF GENERAL PARTNERS AND AFFILIATES

The following table summarizes the compensation and fees (including reimbursement of expenses) paid to the General Partners and their affiliates during the year ended December 31, 2001.

          Name of Individual                        Capacities in Which Served                       Cash
          or Number in Group                         Form of Compensation                        Compensation
-----------------------------------------------------------------------------------------------------------------
Wells Capital, Inc                       Acquisition and Advisory Fees and Acquisition
                                         Expenses                                               $  375,033

Wells Capital, Inc                       General Partner of Wells Partners, L.P.
                                         Reimbursement of Organization and Offering             $  323,917
                                         Expenses

Leo F. Wells, III                        General Partner                                             -0-

Wells Investment  Securities, Inc.       Dealer Manager - Selling Commissions                   $1,017,947(1)

Wells Management Company, Inc            Property Manager - Management and                      $    3,558(2)
                                         Leasing Fees

     (1) This amount includes all selling commissions paid or payable to Wells Investment Securities, Inc., a substantial portion of which were reallocated to other broker-dealers.

     (2) These fees are not paid directly by the Partnership but are paid by the joint venture entities, which owns the properties for which the property management and leasing services relate and include management and leasing fees which were accrued for accounting purposes in 2001, but not actually paid until January 2002.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

No Limited Partner is known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership.

Set forth below is the security ownership of management as of February 28, 2002.


                            Name of Beneficial       Amount and Nature of
        Title of Class            Owner              Beneficial Ownership     Percent of Class
------------------------  -----------------------  -------------------------  -------------------
Cash Preferred               Leo F. Wells, III        777.588 Units (IRA,       Less than 1%
Status Units                                          401(k) and Profit
                                                      Sharing)

No arrangements exist which would, upon operation, result in a change in control of the Partnership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The compensation and fees paid or to be paid by the Partnership to the General Partners and their affiliates in connection with the operation of the Partnership are as follows:

Interest in Partnership Cash Flow and Net Sales Proceeds

The General Partners will receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the Limited Partners holding Cash Preferred Status Units have received preferential distributions equal to 10% of their adjusted capital accounts in each fiscal year. The General Partners will also receive a subordinated participation in net sales proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after Limited Partners holding Cash Preferred Status Units have received a return of their adjusted capital contributions plus a 10% cumulative return on their adjusted capital contributions and Limited Partners holding Tax Preferred Units have received a return of their adjusted capital contributions plus a 15% cumulative return on their adjusted capital contributions; provided, however, that in no event shall the General Partners receive in the aggregate in excess of 15% of net sales proceeds and net financing proceeds remaining after payments to Limited Partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners did not receive any distributions from net cash flow from operations or net sales proceeds for the year ended December 31, 2001.

Property Management and Leasing Fees

Wells Management Company, Inc., an affiliate of the General Partners, will receive compensation for supervising the management of the Partnership properties equal to the lesser of (a) fees that would be paid to a comparable outside firm or (b) 4.5% of the gross revenues generally paid over the life of the lease plus a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month's rent. In the case of commercial properties which are leased on a long-term (ten or more years) net basis, the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term.

Management and leasing fees are not paid directly by the Partnership but by the joint venture entity, which owns the properties. The Partnership's share of these fees was $3,558 for the year ended December 31, 2001.

Real Estate Commissions

In connection with the sale of Partnership properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (A) 50% of the commissions customarily charged by other brokers in arm's-length transactions involving comparable properties in the same geographic area or (B) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after Limited Partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. No real estate commissions were paid to the General Partners or affiliates for the year ended December 31, 2001.

Deferred Project Costs

The Partnership pays Acquisition and Advisory Fees and Acquisition Expenses to Wells Capital, Inc. for acquisition and advisory services as a reimbursement for acquisition expenses. These payments, as provided by the Partnership Agreement, may not exceed 3.5% of the Limited Partners' capital contributions. Acquisition and Advisory Fees and Acquisition Expenses paid as of December 31, 2001, amounted to $375,033 and represented approximately 3.5% of the Limited Partners' capital contributions. These fees are allocated to specific properties as they are purchased.

Deferred Offering Costs

Wells Capital, Inc. (the "Company") pays all the organization and offering expenses for the Partnership. The Company may be reimbursed by the Partnership to the extent that such organization and offering expenses do not exceed 3% of total Limited Partners' capital contributions. As of December 31, 2001, the Partnership had reimbursed the Company for $321,457 in organization and offering expenses, which amounted to approximately 3% of Limited Partners' capital contributions.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) 1. Financial Statements
       The Financial Statements are contained on pages F-2 through F-16 of this Annual Report on Form 10-K, and the list of the Financial Statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

(a) 2. The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(b) The Partnership filed a Current Report on Form 8-K dated December 21, 2001 and an Amendment No. 1 to Current Report on Form 8-K dated December 21, 2001 reporting the acquisition of an interest in the ADIC Buildings.

(c) The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibits Index attached hereto.

(d)    See (a)2 above.

            (THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 22nd day of March 2002.

                                           Wells Real Estate Fund XIII, L.P.
                                           (Registrant)

                                           By:  /s/ Leo F. Wells, III
                                              ----------------------------------
                                                Leo F. Wells, III
                                                Individual General Partner and
                                                as President and Chief Financial
                                                Officer of Wells Capital, Inc.,
                                                General Partner


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity as and on the date indicated.

       Signature                          Title                            Date
-------------------------  -----------------------------------    -----------------------

 /s/ Leo F. Wells, III
-------------------------
Leo F. Wells, III             Individual General Partner, and            March 22, 2002
                              President and Sole Director of
                              Wells Capital, Inc., General Partner


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRARS WHICH HAVE NOT BEEN REGISTERED PURSUANT TO
SECTION 12 OF THE ACT.

No annual report or proxy material relating to an annual or other meeting of security holders has been sent to security holders.

                          INDEX TO FINANCIAL STATEMENTS

                                  Financial Statements                                     Page
--------------------------------------------------------------------------------  --------------------
Independent Auditors' Report                                                                F-2

Balance Sheets as of December 31, 2001 and 2000                                             F-3

Statements of Income for the Year Ended December 31, 2001                                   F-4

Statements of Partners' Capital for the Years Ended December 31, 2001 and 2000              F-5

Statements of Cash Flows for the Year Ended December 31, 2001                               F-6

Notes to Financial Statements for December 31, 2001                                         F-7

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Wells Real Estate Fund XIII, L.P.:


We have audited the accompanying balance sheets of Wells Real Estate Fund XIII, L.P. (a Georgia public limited partnership) as of December 31, 2001 and 2000, the related statement of income for the year ended December 31, 2001, the statements of partners' capital for the years ended December 31, 2001 and 2000, and the statement of cash flows for the year ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund XIII, L.P. as of December 31, 2001 and 2000, the results of its operations for the year ended December 31, 2001, its partners' capital for the years ended December 31, 2001 and 2000, and its cash flows for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP




Atlanta, Georgia
January 25, 2002

                        WELLS REAL ESTATE FUND XIII, L.P.

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                           DECEMBER 31, 2001 AND 2000

                                      ASSETS
                                                                                            2001            2000
                                                                                        -----------       --------
CASH                                                                                    $   961,837       $    600

INVESTMENT IN JOINT VENTURE                                                               8,453,438              0

DUE FROM AFFILIATES                                                                          65,076              0

DEFERRED OFFERING COSTS                                                                   1,088,679        127,506

DEFERRED PROJECTS COSTS                                                                      38,260              0
                                                                                        -----------       --------
              Total assets                                                              $10,607,290       $128,106
                                                                                       =============      ========
                           LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
    Accounts payable                                                                    $   105,447       $      0
    Due to affiliate                                                                      1,100,897        127,506
    Partnership distribution payable                                                         70,000              0
                                                                                        -----------       --------
                                                                                          1,276,344        127,506
                                                                                        -----------       --------
COMMITMENTS AND CONTINGENCIES (Note 9)

PARTNERS' CAPITAL:
    General partners                                                                              0            500
    Limited partner:
       Original                                                                                   0            100
       Cash preferred--880,001 and 0 units as of December 31, 2001 and 2000,
           respectively                                                                   7,704,052              0
       Tax preferred--191,522 and 0 units as of December 31, 2001 and 2000,
           respectively                                                                   1,626,894              0
                                                                                        -----------       --------
              Total partners' capital                                                     9,330,946            600
                                                                                        -----------       --------
              Total liabilities and partners' capital                                   $10,607,290       $128,106
                                                                                        ===========       ========

      The accompanying notes are an integral part of these balance sheets.

                        WELLS REAL ESTATE FUND XIII, L.P.

                     (A Georgia Public Limited Partnership)

                               STATEMENT OF INCOME

                      FOR THE YEAR ENDED DECEMBER 31, 2001

REVENUES:
    Equity in income of Joint Ventures                                          $ 58,610
    Interest income                                                               38,075
                                                                                ---------
                                                                                  96,685
                                                                                ---------

EXPENSES:
    Legal and accounting                                                          16,630
    Partnership administration                                                    41,142
    Computer costs                                                                 4,045
                                                                                ---------
                                                                                  61,817
                                                                                ---------
NET INCOME                                                                      $ 34,868
                                                                                =========
NET LOSS ALLOCATED TO GENERAL PARTNERS                                          $   (500)
                                                                                =========
NET INCOME ALLOCATED TO CASH PREFERRED LIMITED PARTNERS                         $ 84,293
                                                                                =========
NET LOSS ALLOCATED TO TAX PREFERRED LIMITED PARTNERS                            $(48,925)
                                                                                =========
NET INCOME PER WEIGHTED AVERAGE CASH PREFERRED LIMITED PARTNER UNIT             $   0.20
                                                                                =========
NET LOSS PER WEIGHTED AVERAGE TAX PREFERRED LIMITED PARTNER UNIT                $  (0.55)
                                                                                -========
DISTRIBUTION PER WEIGHTED AVERAGE CASH PREFERRED LIMITED PARTNER UNIT           $   0.16
                                                                                =========

         The accompanying notes are an integral part of this statement.

                        WELLS REAL ESTATE FUND XIII, L.P.

                     (A Georgia Public Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                 Limited Partners
                                        ----------------------------------------------------------------
                                                                                                                         Total
                                                         Cash Preferred             Tax Preferred          General      Partners'
                                                     -----------------------    ------------------------
                                         Original    Units         Amount        Units         Amount      Partners     Capital
                                         --------    -----         ------        -----         ------      --------     -------
BALANCE, December 31, 1999               $   100           0    $         0           0     $         0     $  500     $       600

    Net income (loss)                          0           0              0           0               0          0               0
    Partnership distributions                  0           0              0           0               0          0               0
    Limited partner contributions              0           0              0           0               0          0               0
    Sales commissions and discounts            0           0              0           0               0          0               0
    Other offering expenses                    0           0              0           0               0          0               0
    Tax preferred conversion elections         0           0              0           0               0          0               0
                                         -------     -------   ------------     -------     -----------     ------     -----------
BALANCE, December 31, 2000                   100           0              0           0               0        500             600

    Net income (loss)                          0           0         84,293           0         (48,925)      (500)         34,868
    Partnership distributions                  0           0        (70,000)          0               0          0         (70,000)
    Limited partner contributions              0     880,001      8,800,012     191,522       1,915,220          0      10,715,232
    Sales commissions and discounts            0           0       (843,793)          0        (181,944)         0      (1,025,737)
    Other offering expenses                    0           0       (266,460)          0         (57,457)         0        (323,917)
    Return of capital                       (100)          0              0           0               0          0            (100)
                                         -------     -------   ------------     -------     -----------     ------     -----------
BALANCE, December 31, 2001               $     0     880,001   $  7,704,052     191,522     $ 1,626,894     $    0     $ 9,330,946
                                         =======     =======   ============     =======     ===========     ======     ============

                The accompanying notes are an integral part of these statements.

                        WELLS REAL ESTATE FUND XIII, L.P.

                     (A Georgia Public Limited Partnership)

                             STATEMENT OF CASH FLOWS

                      FOR THE YEAR ENDED DECEMBER 31, 2001

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                                        $     34,868
                                                                                                      ------------
    Adjustments to reconcile net income to net cash provided by operating activities:
       Equity in income of Joint Venture                                                                   (58,610)
       Changes in assets and liabilities:
           Accounts payable                                                                                105,447
                                                                                                      ------------
              Total adjustments                                                                             46,837
                                                                                                      ------------
              Net cash provided by operating activities                                                     81,705
                                                                                                      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

    Distributions received from Joint Venture                                                               31,165
    Investment in Joint Venture                                                                         (8,151,426)
    Deferred project costs paid                                                                           (371,324)
                                                                                                      ------------
              Net cash used in investing activities                                                     (8,491,585)
                                                                                                      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

    Limited partners' contributions                                                                     10,715,232
    Sales commissions and discounts paid                                                                (1,025,737)
    Offering costs paid                                                                                   (318,278)
    Return of capital paid to original limited partner                                                        (100)
                                                                                                      ------------
              Net cash provided by financing activities                                                  9,371,117
                                                                                                      ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                                  961,237

CASH AND CASH EQUIVALENTS, beginning of year                                                                   600
                                                                                                      ------------
CASH AND CASH EQUIVALENTS, end of year                                                                $    961,837
                                                                                                      ============

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:

    Deferred project costs contributed to Joint Venture                                               $    339,643
                                                                                                      ============
    Deferred project costs due to affiliate                                                           $      6,579
                                                                                                      ============

    Deferred offering costs due to affiliate                                                          $  1,094,318
                                                                                                      ============

         The accompanying notes are an integral part of this statement.

                        WELLS REAL ESTATE FUND XIII, L.P.

                     (A Georgia Public Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Business

     Wells Real Estate Fund XIII, L.P. (the "Partnership") is a public limited partnership organized on September 15, 1998 under the laws of the state of Georgia. The general partners are Leo F. Wells, III and Wells Capital, Inc. (the "Company"). The Partnership has two classes of limited partnership units. Upon subscription for units, each limited partner must elect whether to have his/her units treated as cash preferred units or tax preferred units. Thereafter, limited partners shall have the right to change their prior elections to have some or all of their units treated as cash preferred units or tax preferred units one time during each quarterly accounting period. Limited partners may vote to, among other things: (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, (c) remove a general partner, (d) elect a new general partner, (e) dissolve the Partnership, and (f) approve a sale of all or substantially all of the Partnership's assets, subject to certain limitations. Each limited partnership unit has equal voting rights, regardless of class. The Partnership had no operations as of December 31, 2000.

     The Partnership was formed to acquire and operate commercial real estate properties, including properties which are either to be developed, are currently under development or construction, are newly constructed, or have operating histories. The Partnership owns an interest in the following properties through a joint venture with Wells Operating Partnership, L.P. (the "Operating Partnership"), a Delaware limited partnership having Wells Real Estate Investment Trust, Inc., a Maryland corporation, as its general partner, which is referred to as the Fund XIII and REIT Joint Venture (the "Joint Venture"): (i) a one-story office building in Orange Park, Florida (the "AmeriCredit Building") and (ii) two connected one-story office and assembly buildings in Parker, Colorado (the "ADIC Buildings").

     Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Income Taxes

     The Partnership is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners are required to include their respective shares of profits and losses in their individual income tax returns.

     Distributions of Net Cash From Operations

     Cash available for distribution, as defined by the partnership agreement, will be distributed to the limited partners on a quarterly basis. In accordance with the partnership agreement, distributions are paid first to limited partners holding cash preferred units until they have received a 10% per annum return on their net capital contributions, as defined. Then, such distributions are paid to the general partners until they have received 10% of the total amount distributed thus far. Any remaining cash available for distribution is split 90% to the limited partners holding cash preferred units and 10% to the general partners. No such distributions will be made to the limited partners holding tax-preferred units.

     Distribution of Sale Proceeds

     Upon the sale of properties, the net sale proceeds will be distributed in the following order:

          . To limited partners holding units which at any time have been treated as tax preferred units until they receive an amount necessary to equal the net cash available for distribution received by the limited partners holding cash preferred units

          . To limited partners on a per unit basis until each limited partner has received 100% of his/her net capital contributions, as defined

          . To all limited partners on a per unit basis until they receive a cumulative 10% per annum return on their net capital contributions, as defined

          . To limited partners on a per unit basis until they receive an amount equal to their preferential limited partner return (defined as the sum of a 10% per annum cumulative return on net capital contributions for all periods during which the units were treated as cash preferred units and a 15% per annum cumulative return on net capital contributions for all periods during which the units were treated as tax preferred units)

          . To the general partners until they have received 100% of their capital contributions, as defined

          . Then, if limited partners have received any excess limited partner distributions (defined as distributions to limited partners over the life of their investment in the Partnership in excess of their net capital contributions, as defined, plus their preferential limited partner return), to the general partners until they have received distributions equal to 20% of the sum of any such excess limited partner distributions plus distributions made to the general partners pursuant to this provision

          . Thereafter, 80% to the limited partners on a per unit basis and 20% to the general partners

     Allocation of Net Income, Net Loss, and Gain on Sale

     Net income is defined as net income recognized by the Partnership, excluding deductions for depreciation and amortization. Net income, as defined, of the Partnership will be allocated each year in the same proportion that net cash from operations is distributed to the partners. To the extent the Partnership's net income in any year exceeds net cash from operations, it will be allocated 99% to the limited partners holding cash preferred units and 1% to the general partners.

     Net loss, depreciation, and amortization deductions for each fiscal year will be allocated as follows: (a) 99% to the limited partners holding tax preferred units and 1% to the general partners until their capital accounts are reduced to zero, (b) then to any partner having a positive balance in his/her capital account in an amount not to exceed such positive balance, and (c) thereafter to the general partners.

     Gain on the sale or exchange of the Partnership's properties will be allocated generally in the same manner that the net proceeds from such sale are distributed to partners after the following allocations are made, if applicable: (a) allocations made pursuant to the qualified income offset provisions of the partnership agreement, (b) allocations to partners having negative capital accounts until all negative capital accounts have been restored to zero, and (c) allocations to limited partners holding tax preferred units in amounts equal to the deductions for depreciation and amortization previously allocated to them with respect to the specific partnership property sold, but not in excess of the amount of gain on sale recognized by the Partnership with respect to the sale of such property.

     Investment in Joint Venture

          Basis of Presentation

          The Partnership does not have control over the operations of the Joint Venture; however, it does exercise significant influence. Accordingly, the Partnership's investment in the Joint Venture is recorded using the equity method of accounting.

          Real Estate Assets

          Real estate assets held by the Joint Venture are stated at cost less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful life of the related asset. All ordinary repairs and maintenance expenditures are expensed as incurred.

          Management continually monitors events and changes in circumstances which could indicate that carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present that indicate the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of real estate assets by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Joint Venture as of December 31, 2001 or 2000.

          Depreciation for buildings and improvements is calculated using the straight-line method over 25 years. Tenant improvements are amortized over the life of the related lease or the life of the asset, whichever is shorter.

          Revenue Recognition

          All leases on real estate assets held by the Joint Venture are classified as operating leases, and the related rental income is recognized on a straight-line basis over the terms of the respective leases.

          Partner's Distributions and Allocations of Profit and Loss

          Cash available for distribution and allocations of profit and loss to the Partnership by the Joint Venture are made in accordance with the terms of the joint venture agreements. Generally, these items are allocated in proportion to the partners' respective ownership interests. Cash is paid from the Joint Venture to the Partnership quarterly.

          Deferred Lease Acquisition Costs

          Costs incurred to procure operating leases are capitalized and amortized on a straight-line basis over the terms of the related leases.

     Cash and Cash Equivalents

     For the purposes of the statement of cash flows, the Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

     Per Unit Data

     Net income (loss) per unit with respect to the Partnership for the year ended December 31, 2001 is computed based on the weighted average number of units outstanding during the period.

2.   DEFERRED PROJECT COSTS

     The Partnership paid a percentage of limited partner contributions to the Company for acquisition and advisory services. These payments, as stipulated by the partnership agreement, can be up to 3.5% of the limited partner contributions, subject to certain overall limitations contained in the partnership agreement. Aggregate fees paid through December 31, 2001 were $377,903 and amounted to 3.5% of the limited partners' contributions received. These fees are allocated to specific properties as they are purchased or developed and are included in the capitalized assets of the Joint Venture. Deferred project costs at December 31, 2001 represent fees not yet applied to properties.

3.   DEFERRED OFFERING COSTS

     Offering expenses, to the extent they exceed 3% of gross offering proceeds, will be paid by the Company and not by the Partnership. Offering expenses include such costs as legal and accounting fees, printing costs, and other offering expenses, but do not include sales or underwriting commissions.

     As of December 31, 2001, the Company paid offering expenses on behalf of the Partnership in the aggregate amount of $1,285,070, of which the Partnership reimbursed the Company for $323,917, approximately 3% of aggregate gross offering proceeds. The unpaid portion of deferred offering costs is $12,218 and is included in due to affiliate in the accompanying balance sheets.

4.   RELATED-PARTY TRANSACTIONS

     Due from affiliates at December 31, 2001 represents the Partnership's share of the cash to be distributed from its investment in the Fund XIII and REIT Joint Venture for the fourth quarter of 2001.

     The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. ("Wells Management"), an affiliate of the general partners. In consideration for supervising the management and leasing of the Partnership's properties, the Partnership will pay Wells Management management and leasing fees equal to the lesser of (a) fees that would be paid to a comparable outside firm or (b) 4.5% of the gross revenues generally paid over the life of the lease plus a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month's rent. In the case of commercial properties which are leased on a long-term net basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term.

     The Partnership incurred management and leasing fees and lease acquisition costs, at the joint venture level, of $3,558 for the year ended December 31, 2001, which were paid to Wells Management.

     The Company performs certain administrative services for the Partnership, such as accounting and other partnership administration, and incurs the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on time spent on each fund by individual administrative personnel. In the opinion of management, such allocation is a reasonable estimation of such expenses.

     The general partners are also general partners in other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners in the capacity as general partners for other Wells Real Estate Funds may be in competition with the Partnership for tenants in similar geographic markets.

5.   INVESTMENT IN JOINT VENTURES

     The Partnership's investment and percentage ownership in the Joint Venture at December 31, 2001 is summarized as follows:

                                                                                    Amount        Percent
                                                                                  ----------    -----------
          Fund XIII and REIT Joint Venture                                        $8,453,438        32%

     The following is a roll forward of the Partnership's investment in the Joint Venture for the year ended December 31, 2001:

          Investment in Joint Venture, beginning of year                                        $        0
             Equity in income of Joint Venture                                                      58,610
             Contributions to Joint Venture                                                      8,491,069
             Distributions from Joint Venture                                                      (96,241)
                                                                                                ----------
          Investment in Joint Venture, end of year                                              $8,453,438
                                                                                                ==========

     Fund XIII and REIT Joint Venture

     On June 27, 2001, the Partnership entered into a joint venture with the Operating Partnership to form the Fund XIII and REIT Joint Venture. On July 16, 2001, the Fund XIII and REIT Joint Venture purchased an 85,000-square foot, two-story office building known as the AmeriCredit Building in Clay County, Florida. On December 21, 2001, the Fund XIII and REIT Joint Venture purchased two connected one-story office and assembly buildings, consisting of 148,200 square feet, known as the ADIC Buildings in Douglas County, Colorado.

Following are the financial statements for the Fund XIII and REIT Joint Venture:

                      The Fund XIII and REIT Joint Venture
                            (A Georgia Joint Venture)
                                  Balance Sheet
                                December 31, 2001

                                     Assets

Real estate assets, at cost:
    Land                                                                             $ 3,724,819
    Building and improvements, less accumulated depreciation of $266,605 in 2001      22,783,948
                                                                                     -----------
              Total real estate assets                                                26,508,767
Cash and cash equivalents                                                                460,380
Accounts receivable                                                                       71,236
Prepaid assets and other expenses                                                            773
                                                                                     -----------
              Total assets                                                           $27,041,156
                                                                                     ===========


                             Liabilities and Partners' Capital

Liabilities:
    Accounts payable                                                                 $   145,331
    Partnership distributions payable                                                    315,049
                                                                                     -----------
              Total liabilities                                                          460,380
                                                                                     -----------
Partners' capital:
    Wells Real Estate Fund XIII                                                        8,453,438
    Wells Operating Partnership, L.P.                                                 18,127,338
                                                                                     -----------
              Total partners' capital                                                 26,580,776
                                                                                     -----------
              Total liabilities and partners' capital                                $27,041,156
                                                                                     ===========

                      The Fund XIII and REIT Joint Venture
                            (A Georgia Joint Venture)
                               Statement of Income
              for the Period From June 27, 2001 (Inception) Through
                                December 31, 2001

Revenues:
   Rental income                                                                 $   706,373
                                                                                 -----------
Expenses:
   Depreciation                                                                      266,605
   Management and leasing fees                                                        26,954
   Operating costs, net of reimbursements                                             53,659
   Legal and accounting                                                                2,800
                                                                                 -----------
                                                                                     350,018
                                                                                 -----------
Net income                                                                       $   356,355
                                                                                 ===========

Net income allocated to Wells Real Estate Fund XIII                              $    58,610
                                                                                 ===========

Net income allocated to Wells Operating Partnership, L.P.                        $   297,745
                                                                                 ===========

                      The Fund XIII and REIT Joint Venture
                            (A Georgia Joint Venture)
                         Statement of Partners' Capital
              for the Period From June 27, 2001 (Inception) Through
                                December 31, 2001

                                                                Wells
                                             Wells Real       Operating             Total
                                               Estate        Partnership,         Partners'
                                              Fund XIII          L.P.              Capital
                                             ----------      ------------        -----------
Balance, June 27, 2001 (inception)           $        0       $         0        $         0
   Net income                                    58,610           297,745            356,355
   Partnership contributions                  8,491,069        18,285,076         26,776,145
   Partnership distributions                    (96,241)         (455,483)          (551,724)
                                             ----------       -----------        -----------
Balance, December 31, 2001                   $8,453,438       $18,127,338        $26,580,776
                                             ==========       ===========        ===========

                      The Fund XIII and REIT Joint Venture
                            (A Georgia Joint Venture)
                             Statement of Cash Flows
              for the Period From June 27, 2001 (Inception) Through
                                December 31, 2001

Cash flows from operating activities:
    Net income                                                                                       $     356,355
                                                                                                     -------------
    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation                                                                                        266,605
       Changes in assets and liabilities:
           Accounts receivable                                                                             (71,236)
           Prepaid expenses and other assets                                                                  (773)
           Accounts payable                                                                                145,331
                                                                                                     -------------
              Total adjustments                                                                            339,927
                                                                                                     -------------
              Net cash provided by operating activities                                                    696,282
                                                                                                     -------------
Cash flows from investing activities:
    Investment in real estate                                                                          (25,779,337)
                                                                                                     -------------
Cash flows from financing activities:
    Contributions from joint venture partners                                                           25,780,110
    Distributions to joint venture partners                                                               (236,675)
                                                                                                     -------------
              Net cash provided by financing activities                                                 25,543,435
                                                                                                     -------------
Net increase in cash and cash equivalents                                                                  460,380
Cash and cash equivalents, beginning of period                                                                   0
                                                                                                     -------------
Cash and cash equivalents, end of year                                                               $     460,380
                                                                                                     =============

Supplemental disclosure of noncash activities:
    Deferred project costs contributed to Joint Venture                                              $     996,035
                                                                                                     =============

6. INCOME TAX BASIS NET INCOME AND PARTNERS' CAPITAL

The Partnership's income tax basis net income for the year ended December 31, 2001 is recalculated as follows:

        Financial statement net income                                                            $34,868
        Increase in net income resulting from:
            Depreciation expense for financial reporting purposes in excess of amounts
               for income tax purposes                                                            20,390
            Rental income accrued for financial reporting purposes in excess of amounts
               for income tax purposes                                                             6,144
                                                                                                 -------
        Income tax basis net income                                                              $61,402
                                                                                                 =======

The Partnership's income tax basis partners' capital at December 31, 2001 is computed as follows:

        Financial statement partners' capital                                               $  9,330,946
        Increase in partners' capital resulting from:
            Depreciation expense for financial reporting purposes in excess of
               amounts for income tax purposes                                                    20,390
            Capitalization of syndication costs for income tax purposes, which are
               accounted for as cost of capital for financial reporting purposes               1,349,653
            Accumulated rental income accrued for financial reporting purposes in
               excess of amounts for income tax purposes                                           6,144
            Partnership's distributions payable                                                   70,000
                                                                                            ------------
        Income tax basis partners' capital                                                  $ 10,777,133
                                                                                            ============

7. Rental Income

The future minimum rental income due from the Partnership's respective ownership interest in the Joint Venture under noncancelable operating leases at December 31, 2001 is as follows:

                 Year ended December 31:
                     2002                                                           $   814,412
                     2003                                                               832,845
                     2004                                                               851,593
                     2005                                                               870,754
                     2006                                                               890,546
                 Thereafter                                                           4,453,067
                                                                                    -----------
                                                                                    $ 8,713,217
                                                                                    ===========

One tenant contributed 62% of rental income. In addition, two tenants will contribute 78% and 22% of future minimum rental income.


The future minimum rental income due to the Fund XIII and REIT Joint Venture under noncancelable operating leases at December 31, 2001 is as follows:

                 Year ended December 31:
                     2002                                                           $  2,545,038
                     2003                                                              2,602,641
                     2004                                                              2,661,228
                     2005                                                              2,721,105
                     2006                                                              2,782,957
                 Thereafter                                                           13,915,835
                                                                                    ------------
                                                                                    $ 27,228,804
                                                                                    ============

One tenant contributed approximately 95% of rental income for the year ended December 31, 2001. In addition, two tenants will contribute approximately 51% and 49% of future minimum rental income.

  8. QUARTERLY RESULTS (UNAUDITED)

     Presented below is a summary of the unaudited quarterly financial information for the year ended December 31, 2001:


                                                                          2001 Quarters Ended
                                                      ------------------------------------------------------------
                                                      March 31       June 30       September 30       December 31
                                                      --------       -------       ------------      -------------
Revenues                                              $      0       $ 2,238        $  32,565        $   61,882
Net (loss) income                                            0        (1,251)           4,409            31,710
Net loss allocated to general partners                       0           (13)            (137)             (350)
Net income allocated to cash preferred limited
    partners                                                 0             0           18,151            66,142
Net loss allocated to tax preferred limited
    partners                                                 0        (1,238)         (13,605)          (34,082)
Net income per weighted average cash preferred
    limited partner unit outstanding (a)              $   0.00       $  0.00        $    0.07        $     0.16
Net loss per weighted average tax preferred
    limited partner unit outstanding (a)                  0.00         (0.07)           (0.23)            (0.21)
Distribution per weighted average cash
    preferred limited partner unit outstanding            0.00          0.00             0.00              0.16

              (a) The totals of the four quarterly amounts for the year ended
                  December 31, 2001 do not equal the totals for the year. This difference results from the use of a weighted average to compute the number of units outstanding for each quarter and the year.

  9. COMMITMENTS AND CONTINGENCIES

     Management, after consultation with legal counsel, is not aware of any significant litigation or claims against the Partnership or the Company. In the normal course of business, the Partnership or the Company may become subject to such litigation or claims.

                                  EXHIBIT INDEX
                                  -------------

                       (Wells Real Estate Fund XIII, L.P.)

     The following documents are filed as exhibits to this report. Those exhibits previously filed and incorporated herein by reference are identified below by an asterisk. For each such asterisked exhibit, there is shown below the description of the previous filing. Exhibits which are not required for this report are omitted.

Exhibit
Number   Description of Document
------   -----------------------

*3(a) Agreement of Limited Partnership of Wells Real Estate Fund XIII, L.P. (Exhibit 3.1 to Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., as amended to date, Commission File No. 333-48984)

*3(b) Certificate of Limited Partnership of Wells Real Estate Fund XIII, L.P. dated September 15, 1998 (Exhibit 3.2 to Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., as amended to date, Commission File No. 333-48984)

*3(c) Certificate of Amendment to the Certificate of Limited Partnership of Wells Real Estate Fund XIII, L.P. dated October 20, 2000 (Exhibit 3.2
         (a) to Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., as amended to date, Commission File No. 333-48984)

*10(a) Management and Leasing Agreement with Wells Management Company, Inc. (Exhibit 10.2 to Form S-11 Registration Statement of Wells Real Estate
          Fund XIII, L.P., as amended to date, Commission File No. 333-48984)

*10(b) Joint Venture Partnership Agreement of Wells Fund XIII-REIT Joint Venture Partnership (Exhibit 10.85 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10(c) Agreement for the Purchase and Sale of Property for the AmeriCredit Building (Exhibit 10.86 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-44900)

*10(d) Lease Agreement for the AmeriCredit Building (Exhibit 10.87 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10(e) Purchase Agreement for the ADIC Buildings (Exhibit 10.6 to Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., as amended to date, Commission File No. 333-48984)

*10(f) Purchase Agreement for the land immediately adjacent to the ADIC Buildings (Exhibit 10.7 to Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., as amended to date, Commission File No. 333-48984)

*10(g) Lease Agreement for the ADIC Buildings (Exhibit 10.8 to Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., as amended to date, Commission File No. 333-48984)