Form 10-Q
period 2002-03-31
WELLS REAL ESTATE FUND XIII L P
filed 2002-05-14
CIK 1127245

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended            March 31, 2002                  or
                               -------------------------------------------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from __________________ to ____________________

Commission file number        0-49633
                      ----------------------------------------------------------

                        WELLS REAL ESTATE FUND XIII, L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Georgia                                  58-2438244
----------------------------------------------   -------------------------------
(State of other jurisdiction of incorporation)           (I.R.S. Employer
                                                        Identification No.)

 6200 The Corners Parkway, Suite 250, Norcross, Georgia            30092
-------------------------------------------------------     --------------------
           (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code             (770) 449-7800
                                                   -----------------------------

________________________________________________________________________________
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes    X         No ___________
             --------

                                    FORM 10-Q

                        WELLS REAL ESTATE FUND XIII, L.P.

                     (A Georgia Public Limited Partnership)

                                      INDEX

                                                                                                 Page No.
                                                                                                 --------
PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Balance Sheets -- March 31, 2002 and December 31, 2001                                    3

           Statement of Income for the Three Months ended March 31, 2002                             4

           Statements of Partners' Capital for the year ended December 31, 2001 and for the
           Three Months Ended March 31, 2002                                                         5

           Statement of Cash Flows for the Three Months Ended March 31, 2002                         6

           Condensed Notes to Financial Statements                                                   7

  Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                                     9


PART II.   OTHER INFORMATION                                                                        12

                        WELLS REAL ESTATE FUND XIII, L.P.

                     (A Georgia Public Limited Partnership)

                                 BALANCE SHEETS

                                                                                 March 31,          December 31,
                                                                                   2002                 2001
                                                                               ------------        -------------
ASSETS:
   Cash and cash equivalents                                                   $  3,595,271        $    961,837
   Investment in joint venture (Note 2)                                           8,401,556           8,453,438
   Deferred project costs                                                           150,782              38,260
   Deferred offering costs                                                          983,526           1,088,679
   Due from affiliates                                                              179,626              65,076
   Accounts receivable                                                               13,618                   0
                                                                               ------------        ------------
                  Total assets                                                 $ 13,324,379        $ 10,607,290
                                                                               ============        ============


LIABILITIES AND PARTNERS' CAPITAL:
   Liabilities:
     Due to affiliates                                                          $   993,156        $  1,100,897
     Partnership distributions payable                                              160,369              70,000
     Accounts payable                                                                 4,964             105,447
                                                                               ------------        ------------
                  Total liabilities                                               1,158,489           1,276,344
                                                                               ------------        ------------
   Partners' capital:
     Limited partners:
     Cash Preferred - 1,193,086 units and 880,001 units
         outstanding as of December 31, 2001 and March 31,                       10,631,007           7,704,052
         2002, respectively

     Tax Preferred - 208,127 units and 191,522 units
          outstanding as of December 31, 2001 and March 31,
          2002, respectively                                                      1,534,883           1,626,894
                                                                               ------------        ------------
               Total partners' capital                                           12,165,890           9,330,946
                                                                               ------------        ------------
               Total liabilities and partners' capital                         $ 13,324,379        $ 10,607,290
                                                                               ============        ============

      The accompanying notes are an integral part of these balance sheets.

                        WELLS REAL ESTATE FUND XIII, L.P.

                     (A Georgia Public Limited Partnership)

                              STATEMENTS OF INCOME



                                                                              Three Months
                                                                                 Ended
                                                                              March 31, 2002
                                                                              --------------
    Revenues:
       Equity in income of joint venture (Note 2)                               $ 127,744
       Interest income                                                              8,372
                                                                                ---------
                                                                                  136,116
                                                                                ---------
    Expenses:
       Partnership administration                                                  13,548
       Legal and accounting                                                         7,034
       Computer costs                                                               1,415
                                                                                ---------
                                                                                   21,997
                                                                                ---------
             Net income                                                         $ 114,119
                                                                                ---------
    Net income allocated to Cash Preferred Limited Partners                     $ 344,074
                                                                                ---------
    Net loss allocated to Tax Preferred Limited Partners                        $(229,955)
                                                                                ---------
    Net income per weighted average Cash Preferred Limited                      $    0.33
                                                                                =========
       Partner Unit

    Net loss per weighted average Tax Preferred Limited Partner                 $   (1.13)
                                                                                =========
       Unit

    Cash distribution per weighted average Cash Preferred Limited               $    0.16
                                                                                =========
        Partner Unit



        The accompanying notes are an integral part of these statements.

                        WELLS REAL ESTATE FUND XIII, L.P.

                     (A Georgia Public Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                    FOR THE THREE MONTHS ENDED MARCH 31, 2002




                                                                    Limited Partners                                 Total
                                                      --------------------------------------------
                                                        Cash Preferred             Tax Preferred      General      Partners'
                                                     ---------------------   ---------------------
                                       Original      Units       Amounts      Units      Amounts     Partners       Capital
                                       --------      ------    -----------   -------    ----------    --------  -----------
BALANCE, December 31, 2000             $    100           0    $         0         0    $        0    $  500    $       600

     Net income (loss)                        0           0         84,293         0       (48,925)     (500)        34,868
     Partnership distributions                0           0        (70,000)        0             0         0        (70,000)
     Limited partner contributions            0     880,001      8,800,012   191,522     1,915,220         0     10,715,232
     Sales commissions and
     discounts                                0           0       (843,793)        0      (181,944)        0     (1,025,737)
     Other offering expenses                  0           0       (266,460)        0       (57,457)        0       (323,917)
     Return of capital                     (100)          0              0         0             0         0           (100)
                                       --------   ---------    -----------   -------    ----------    ------    -----------
BALANCE, December 31, 2001                    0     880,001      7,704,052   191,522     1,626,894         0      9,330,946

     Net income (loss)                        0           0        344,074         0      (229,955)        0        114,119
     Partnership distributions                0           0       (164,204)        0             0         0       (164,204)
     Limited partner contributions            0     307,085      3,070,849    22,605       226,051         0      3,296,900
     Sales commissions and
     discounts                                0           0       (291,639)        0       (21,476)        0       (313,115)
     Other offering expenses                  0           0        (92,125)        0        (6,631)        0        (98,756)
     Tax preferred conversions                0       6,000         60,000    (6,000)      (60,000)        0              0
                                       --------   ---------    -----------   -------    ----------    ------    -----------
BALANCE, March 31, 2002                $      0   1,193,086    $10,631,007   208,127    $1,534,883    $    0    $12,165,890
                                       --------   ---------    -----------   -------    ----------    ------    -----------



        The accompanying notes are an integral part of these statements.

                        WELLS REAL ESTATE FUND XIII, L.P.

                     (A Georgia Public Limited Partnership)

                             STATEMENT OF CASH FLOWS

                                                                            Three Months
                                                                               Ended
                                                                           March 31, 2002
                                                                           --------------
      CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income                                                        $      114,119
         Adjustments to reconcile net income to net cash
           used in operating activities:
               Equity in income of joint venture                                 (127,744)
               Changes in assets and liabilities:
                    Accounts receivable                                           (13,618)
                    Accounts payable                                             (100,483)
                    Due to affiliates                                               3,809
                                                                           --------------
                     Net cash used in operating activities                       (123,917)
                                                                           --------------

      CASH FLOW FROM INVESTING ACTIVITIES:
         Distributions from joint venture                                          65,076
         Deferred project costs paid                                             (112,522)
                                                                           --------------
                       Net cash used in investing activities                      (47,446)
                                                                           --------------
      CASH FLOW FROM FINANCING ACTIVITIES:
         Contributions from limited partners                                    3,296,900
         Distributions to limited partners                                        (73,835)
         Sales commissions and discounts                                         (313,115)
         Offering costs paid                                                     (105,153)
                                                                           --------------
                      Net cash provided by financing activities                 2,804,797
                                                                           --------------
      NET INCREASE IN CASH AND CASH EQUIVALENTS                                 2,633,434

      CASH AND CASH EQUIVALENTS, beginning of year                                961,837
                                                                           --------------
      CASH AND CASH EQUIVALENTS, end of period                             $    3,595,271
                                                                           ==============
      SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
         Reversal of deferred offering costs due to affiliate              $      105,153
                                                                           ==============
         Deferred project costs due to affiliate                           $      150,782
                                                                           ==============

        The accompanying notes are an integral part of these statements.

                        WELLS REAL ESTATE FUND XIII, L.P.

                     (A Georgia Public Limited Partnership)

                     CONDENSED NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2002



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  General

Wells Real Estate Fund XIII, L.P. (the "Partnership") is a Georgia public limited partnership with Leo F. Wells, III and Wells Capital, Inc. (the "Company"), a Georgia corporation, serving as its General Partners. The Partnership was formed on September 15, 1998, for the purpose of acquiring, developing, owning, operating, improving, leasing, and otherwise managing income producing commercial properties for investment purposes. The Partnership has two classes of limited partnership units. Upon subscription for units, the Limited Partners must elect whether to have their units treated as Cash Preferred Units or Tax Preferred Units. Thereafter, Limited Partners have the right to change their prior elections to have some or all of their units treated as Cash Preferred Units or Tax Preferred Units one time during each quarterly accounting period. Limited Partners may vote to, among other things: (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, (c) remove a General Partner, (d) elect a new General Partner, (e) dissolve the Partnership, and (f) approve a sale involving all or substantially all of the Partnership's assets, subject to certain limitations. The majority vote on any of the described matters will bind the Partnership, without the concurrence of the General Partners. Each limited partnership unit has equal voting rights regardless of which class of unit is selected.

On March 29, 2001, the Partnership commenced a public offering of up to $45,000,000 of limited partnership units ($10.00 per unit) pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership commenced active operations on June 14, 2001 upon receiving and accepting subscriptions for 125,000 units. As of March 31, 2002, the Partnership had sold 1,187,086 Cash Preferred Units and 214,127 Tax Preferred Units, respectively, for total Limited Partner capital contributions of $14,012,132. In addition, in accordance with the terms of the Partnership Agreement, 6,000 Tax Preferred Units were converted to Cash Preferred Units during the first quarter of 2002. After payment of $420,364 in organization and offering costs, $420,364 in acquisition and advisory fees, $70,061 in acquisition expenses, $1,331,152 in selling commissions and an investment of $8,151,426 in Fund XIII-REIT Associates, as of March 31, 2002, the Partnership was holding net offering proceeds of $3,618,765 available for investment in properties.

The Partnership owns interests in properties through Fund XIII-REIT Associates, a joint venture between the Partnership and Wells Operating Partnership, L.P. ("Wells OP"), a Delaware limited partnership having Wells Real Estate Investment Trust, Inc. (the "Wells REIT") as its General Partner.

As of March 31, 2002, the Partnership owned interests in the following properties through its ownership in the foregoing joint venture: (i) a two-story office building located in Orange Park, Clay County, Florida (the "AmeriCredit Building") and (ii) two connected one-story office and assembly buildings located in Douglas, Parker County, Colorado (the "ADIC Buildings"). For further information regarding the foregoing joint venture and properties, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2001.

(b) Basis of Presentation

    The financial statements of the Partnership have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. The quarterly statements have not been examined by independent accountants. However, in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly present the results for these periods. Interim results for 2002 are not necessarily indicative of results for the year. For further information, refer to the financial statements and footnotes included in the report filed for the Partnership on Form 10-K for the year ended December 31, 2001.

(c) Distribution of Net Cash From Operations

    As defined by the partnership agreement, cash available for distributions is distributed quarterly to the limited partners as follows:

          . First, to all Cash Preferred limited partners until such limited partners have received distributions equal to a 10% per annum return on their respective net capital contributions, as defined.

          . Second, to the General Partners until each general partner has received distributions equal to 10% of the total cumulative distributions declared by the Partnership to date.

          . Third, to the Cash Preferred limited partners and the General Partners allocated on a basis of 90% and 10%, respectively.

    No distributions will be made to the limited partners holding Class B units.

2.  INVESTMENTS IN JOINT VENTURE

    (a)  Basis of Presentation

    As of March 31, 2002, the Partnership owned interests in two properties through its ownership in the joint venture described in Note 1. The Partnership does not have control over the operations of this joint venture; however, it does exercise significant influence. Accordingly, the investment in joint venture is recorded using the equity method of accounting. For further information regarding the investment in joint venture, see the report filed for the Partnership on Form 10-K for the year ended December 31, 2001.

            (THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

    (b) Summary of Operations

    The following information summarizes the operations of the unconsolidated joint venture, in which the Partnership held an ownership interests, for the three months ended March 31, 2002:

                                                        For the Three Months Ended March 31, 2002
                                            ------------------------------------------------------------------
                                                                                             Partnership's
                                              Total Revenues           Net Income         Share of Net Income
                                            -------------------   ---------------------  ---------------------
       Fund XIII-REIT                           $  698,250             $  401,674             $  127,744
           Associates                       ===================   =====================  =====================


3.  RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2001, Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" (effective beginning July 1, 2001) and SFAS 142, "Goodwill and Other Intangible Assets" (effective beginning January 1,
    2002) were issued. SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized and, instead, will be subject to periodic impairment testing. We believe that the adoption of SFAS No. 141 and SFAS No. 142 will not have a significant impact on our financial statements.

    In August 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" (effective beginning January 1, 2003) and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (effective beginning January 1, 2002) were issued. SFAS No. 143 requires that entities recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". Among other factors, SFAS No. 144 establishes criteria beyond that previously specified in SFAS No. 121 to determine when a long-lived asset is to be considered held for sale. We believe that the adoption of SFAS No. 143 and SFAS No. 144 will not have a significant impact on our financial statements.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION.

The following discussion and analysis should be read in conjunction with the Partnership's accompanying financial statements and notes thereto.

(a) Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to limited partners in the future and certain other matters. Readers of this report should be aware that there are various factors that may cause actual results to differ materially from any forward-looking statements made in this report, including construction costs that may exceed estimates, construction delays, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flows.

(b)  Results of Operations and Changes in Financial Conditions

The Partnership recognized gross revenues of $136,116 for the three months ended March 31, 2002, consisting of equity in income of joint venture for the Partnership's interest in the AmeriCredit Building and the ADIC Buildings, and interest income earned on contributions received from limited partners. Expenses of the Partnership were $21,997 for the same period and consisted primarily of administrative expenses, legal and accounting fees and computer costs. As the Partnership did not commence active operations until receiving and accepting subscriptions for a minimum of 125,000 units on June 14, 2001, comparative financial data for the prior fiscal year is not available.

Net income per weighted average unit for Cash Preferred Limited Partners was $0.33 for the three months ended March 31, 2002.

(c)  Liquidity and Capital Resources

As of March 31, 2002, the Partnership had sold 1,187,086 Cash Preferred Units and 214,127 Tax Preferred Units, respectively, for total Limited Partner capital contributions of $14,012,132. After payment of $420,364 in acquisition and advisory fees and acquisition expenses, payment of $1,331,153 in selling commissions and organization and offering expenses, and the investment of $8,151,426 in Fund XIII-REIT Associates, as of March 31, 2002, the Partnership was holding net offering proceeds of $3,618,765 available for investment in properties

The net increase in cash and cash equivalents during the three months ended March 31, 2002 is primarily attributable to raising limited partners' capital contributions of $3,296,900 and receiving distributions from Fund XIII-REIT Associates, offset by repayments of offering costs and deferred project costs to the Company and partnership administration expenses to third-parties, which were incurred during 2001 in connection with the formation of the Partnership.

The Partnership expects to continue to meet its short-term liquidity requirements generally through net cash provided by operations and distributions received from Fund XIII-REIT Associates, which the Partnership believes will continue to be adequate to meet both operating requirements and distributions to limited partners. Although there is no assurance, the General Partners anticipate that cash distributions to Limited Partners holding Cash Preferred Units will continue for the remainder of 2002 at a level at least comparable with those provided to Cash Preferred Limited Partners for the quarter ended March 31, 2002.

(d)  Inflation

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. Most tenant leases contain provisions for common area maintenance, real estate tax and insurance reimbursements from tenants either on a per square foot basis, or above a certain allowance per square foot annually, which should reduce the Partnership's exposure to increases in costs and other operating expenses resulting from the impact of inflation.

(e)  Critical Accounting Policies

The Partnership's accounting policies have been established and conformed to in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to use judgments in the application of accounting policies, including making estimates and assumptions. These judgments may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the financial statements presented and the reported amounts of revenues and expenses during the respective reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied; thus, resulting in a different presentation of our financial statements.

The accounting policies that we consider to be critical, in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain, are discussed below. For further information related to the Partnership's accounting policies, including the critical accounting policies described below, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2001.

Straight-Lined Rental Revenues

The Partnership recognizes rental income generated from all leases on real estate assets in which the Partnership has an ownership interest through its investments in joint ventures on a straight-line basis over the terms of the respective leases. Should tenants encounter financial difficulties in future periods, the amounts recorded as receivables may not be fully realized.

Operating Cost Reimbursements

The Partnership generally bills tenants for operating cost reimbursements through its investments in joint ventures on a monthly basis at amounts estimated largely based on actual prior period activity and the respective tenant lease terms. Such billings are generally adjusted on an annual basis to reflect reimbursements owed to the landlord based on the actual costs incurred during the period and the respective tenant lease terms. Should tenants encounter financial difficulties in future periods, the amounts recorded as receivables may not be fully realized.

Real Estate

Management continually monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets in which the Partnership has ownership interests through its investments in joint ventures may not be recoverable. When such events or changes in circumstances are present, management assesses the potential impairment by comparing the fair market value of the underlying assets, estimated at amounts equal to the future undiscounted operating cash flows expected to be generated from tenants over the life of the assets and from their eventual disposition, to the carrying value of the assets. In the event that the carrying amount exceeds the estimated fair market value, the Partnership would recognize an impairment loss in the amount required to adjust the carrying amount of the asset to its estimated fair market value. Neither the Partnership nor its joint ventures have recognized impairment losses on real estate assets in 2002, 2001 or 2000.

            (THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

                           PART II - OTHER INFORMATION

ITEM 6 (b.) The Registrant filed the following reports on Form 8-K during the first quarter of 2002:

            (i) On January 4, 2002, the Registrant filed a Current Report on Form 8-K dated December 21, 2001, reporting the Registrant's acquisition of an interest in the ADIC Buildings located in Parker, Colorado; and

            (ii) On January 31, 2002, the Registrant filed a Form 8-K/A, Amendment No. 1 to the Current Report on Form 8-K dated December 21, 2001, providing the required financial statements of the Registrant relating to the Registrant's acquisition of an interest in the ADIC Buildings located in Parker, Colorado

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    WELLS REAL ESTATE FUND XIII, L.P.
                                  (Registrant)
Dated: May 10, 2002   By: /s/ Leo F. Wells, III
                          -----------------------------------------
                      Leo F. Wells, III, as Individual
                      General Partner and as President and
                      Chief Financial Officer of Wells Capital, Inc.