Form 10-Q
period 2002-06-30
WELLS REAL ESTATE FUND XIII L P
filed 2002-08-14
CIK 1127245

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 0-49633

WELLS REAL ESTATE FUND XIII, L.P.
(Exact name of registrant as specified in its charter)

Georgia	58-2438244
(State of other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

6200 The Corners Parkway, Suite 250, Atlanta, Georgia	30092
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (770) 449-7800

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    X          No

WELLS REAL ESTATE FUND XIII, L.P.

*Represents the period from June 14, 2001 (inception) through June 30, 2001.

PART I. FINANCIAL INFORMATION

Effective July 3, 2002, Wells Real Estate Fund XIII, L.P. (the “Partnership”) engaged Ernst & Young LLP (“Ernst & Young”) as its principal accountants to audit the Partnership’s financial statements. In accordance with the relief granted to former auditing clients of Arthur Andersen LLP in SEC Release No. 34-45589, Ernst & Young completed its review of the unaudited financial statements of the Partnership for the quarter ended March 31, 2002 pursuant to Rule 10-01(d) of Regulation S-X within the 60-day period allowed pursuant to the SEC Release, and no material modifications to the previously reported financial information were required.

WELLS REAL ESTATE FUND XIII, L.P.

(A Georgia Public Limited Partnership)

BALANCE SHEETS

	(unaudited) June 30, 2002	December 31, 2001
ASSETS:
Cash and cash equivalents	$7,701,297	$961,837
Investment in joint venture (Note 2)	8,350,932	8,453,438
Deferred project costs	314,896	38,260
Deferred offering costs	849,981	1,088,679
Due from affiliates	179,818	65,076

Total assets	$17,396,924	$10,607,290

LIABILITIES AND PARTNERS’ CAPITAL:
Liabilities:
Due to affiliates	$911,678	$1,100,897
Partnership distributions payable	171,967	70,000
Accounts payable	103,316	105,447

Total liabilities	1,186,961	1,276,344

Partners’ capital:
Limited partners:
Cash Preferred—1,587,976 units and 880,001 units outstanding as of June 30, 2002 and December 31, 2001, respectively	13,897,655	7,704,052
Tax Preferred—282,135 units and 191,522 units outstanding as of June 30, 2002 and December 31, 2001, respectively	2,312,308	1,626,894

Total partners’ capital	16,209,963	9,330,946

Total liabilities and partners’ capital	$17,396,924	$10,607,290

The accompanying notes are an integral part of these balance sheets.

WELLS REAL ESTATE FUND XIII, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF INCOME (LOSS)

	(unaudited) Three Months Ended		(unaudited) Six Months Ended
	June 30, 2002	June 30, 2001*	June 30, 2002	June 30, 2001*
REVENUES:
Equity in income of joint ventures (Note 2)	$129,195	$0	$256,938	$0
Interest income	7,051	2,238	15,423	2,238

	136,246	2,238	272,361	2,238

EXPENSES:
Partnership administration	28,879	3,089	44,693	3,089
Legal and accounting	2,765	0	7,533	0
Computer costs	1,425	400	2,840	400

	33,069	3,489	55,066	3,489

NET INCOME (LOSS)	$103,177	$(1,251)	$217,295	$(1,251)

NET LOSS ALLOCATED TO GENERAL PARTNERS	$0	$(13)	$0	$(13)

NET INCOME ALLOCATED TO CASH PREFERRED LIMITED PARTNERS	$176,484	$0	$363,735	$0

NET LOSS ALLOCATED TO TAX PREFERRED LIMITED PARTNERS	$(73,307)	$(1,238)	$(146,440)	$(1,238)

NET INCOME PER WEIGHTED AVERAGE CASH PREFERRED LIMITED PARTNER UNIT	$0.15	$0.00	$0.30	$0.00

NET LOSS PER WEIGHTED AVERAGE TAX PREFERRED LIMITED PARTNER UNIT	$(0.32)	$(0.07)	$(0.65)	$(0.07)

CASH DISTRIBUTION PER CASH PREFERRED LIMITED PARTNER UNIT	$0.14	$0.00	$0.28	$0.00

*Represents the period from June 14, 2001 (inception) through June 30, 2001.

The accompanying notes are an integral part of these statements.

WELLS REAL ESTATE FUND XIII, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2001

AND THE SIX MONTHS ENDED JUNE 30, 2002 (UNAUDITED)

	Original	Limited Partners				General Partners	Total Partners’ Capital
		Cash Preferred		Tax Preferred
		Units	Amounts	Units	Amounts
BALANCE, December 31, 2000	$100	0	$0	0	$0	$500	$600
Net income (loss)	0	0	84,293	0	(48,925)	(500)	34,868
Partnership distributions	0	0	(70,000)	0	0	0	(70,000)
Limited partner contributions		880,001	8,800,012	191,522	1,915,220	0	10,715,232
Sales commissions and discounts	0	0	(843,793)	0	(181,944)	0	(1,025,737)
Other offering expenses	0	0	(266,460)	0	(57,457)	0	(323,917)
Return of capital	(100)	0	0	0	0	0	(100)

BALANCE, December 31, 2001	0	880,001	7,704,052	191,522	1,626,894	0	9,330,946
Net income (loss)	0	0	363,735	0	(146,440)	0	217,295
Partnership distributions	0	0	(336,171)	0	0	0	(336,171)
Limited partner contributions	0	700,975	7,009,750	97,613	976,127	0	7,985,877
Sales commissions and discounts	0	0	(705,878)	0	(44,989)	0	(750,867)
Other offering expenses	0	0	(207,833)	0	(29,284)	0	(237,117)
Tax preferred conversions	0	7,000	70,000	(7,000)	(70,000)	0	0

BALANCE, June 30, 2002 (unaudited)	$0	1,587,976	$13,897,655	282,135	$2,312,308	$0	$16,209,963

The accompanying notes are an integral part of these statements.

WELLS REAL ESTATE FUND XIII, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF CASH FLOWS

	(unaudited) Six Months Ended
	June 30, 2002	June 30, 2001*
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$217,295	$(1,251)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in income of joint ventures	(256,938)	0
Changes in assets and liabilities:
Accounts payable	(2,131)	0
Due to affiliates	49,479	21,727

Net cash provided by operating activities	7,705	20,476

CASH FLOW FROM INVESTING ACTIVITIES:
Distributions from joint venture	244,702	0
Deferred project costs paid	(276,636)	(67,709)

Net cash used in investing activities	(31,934)	(67,709)

CASH FLOW FROM FINANCING ACTIVITIES:
Contributions received from limited partners	7,949,243	1,912,244
Distributions to limited partners	(234,204)	0
Sales commissions	(714,233)	(151,129)
Offering costs paid	(237,117)	(58,036)

Net cash provided by financing activities	6,763,689	1,703,079

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,739,460	1,655,846

CASH AND CASH EQUIVALENTS, beginning of year	961,837	600

CASH AND CASH EQUIVALENTS, end of period	$7,701,297	$1,656,446

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Reversal of deferred offering costs due to affiliate	$238,698	$362,856

Deferred project costs due to affiliate	$314,896	$67,709

* Represents the period from June 14, 2001 (inception) through June 30, 2001.

The accompanying notes are an integral part of these statements.

WELLS REAL ESTATE FUND XIII, L.P.

(A Georgia Public Limited Partnership)

Condensed Notes to Financial Statements

June 30, 2002 (UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) General

Wells Real Estate Fund XIII, L.P. (the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Capital, Inc. (the “Company”), a Georgia corporation, serving as the General Partners. The Partnership was formed on September 15, 1998, for the purpose of acquiring, developing, owning, operating, improving, leasing, and otherwise managing income producing commercial properties for investment purposes. The Partnership has two classes of limited partnership units. Upon subscription for units, the Limited Partners must elect whether to have their units treated as Cash Preferred units or Tax Preferred units. Thereafter, Limited Partners have the right to change their prior elections to have some or all of their units treated as Cash Preferred units or Tax Preferred units one time during each quarterly accounting period. Limited Partners may vote to, among other things: (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, (c) remove a General Partner, (d) elect a new General Partner, (e) dissolve the Partnership, and (f) approve a sale involving all or substantially all of the Partnership’s assets, subject to certain limitations. The majority vote on any of the described matters will bind the Partnership, without the concurrence of the General Partners. Each limited partnership unit has equal voting rights regardless of which class of unit is selected.

On March 29, 2001, the Partnership commenced a public offering of up to $45,000,000 of limited partnership units ($10.00 per unit) pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership commenced active operations on June 14, 2001 upon receiving and accepting subscriptions for 125,000 units. As of June 30, 2002, the Partnership had sold 1,580,976 Cash Preferred units and 289,135 Tax Preferred units, respectively, for total Limited Partner capital contributions of $18,701,109. In addition, 7,000 Tax Preferred units were converted to Cash Preferred units during the first and second quarters of 2002 pursuant to the terms of the Partnership Agreement. After payment of $561,033 in organization and offering costs, $561,033 in acquisition and advisory fees, $93,506 in acquisition expenses, $1,776,605 in selling commissions and an investment of $8,151,426 in Fund XIII-REIT Associates, the Partnership was holding net offering proceeds of $7,557,506 available for investment in properties as of June 30, 2002.

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

As of June 30, 2002, the Partnership owned interests in the following two properties through the affiliated joint venture listed below:

Joint Venture	Joint Venture Partners	Properties

Fund XIII-REIT Associates	—Wells Real Estate Fund XIII, L.P. —Wells Operating Partnership, L.P.*	1. AmeriCredit Building A two-story office building located in Orange Park, Clay County, Florida
2. ADIC Building Two connected one-story office and assembly buildings located in Douglas, Parker County, Colorado

*
Wells Operating Partnership, L.P. is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. (“Wells REIT”) serving as its general partner; Wells REIT is a Maryland corporation that qualifies as a real estate investment trust.

Each of the foregoing properties was acquired on an all cash basis. For further information regarding the above joint ventures and properties, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2001.

(b) Basis of Presentation

The financial statements of the Partnership have been prepared in accordance with the instructions Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. The quarterly statements have not been examined by independent accountants. However, in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly present the results for these periods. Interim results for 2002 are not necessarily indicative of results for the year. For further information, refer to the financial statements and footnotes included in the report filed for the Partnership on Form 10-K for the year ended December 31, 2001.

(c) Distribution of Net Cash From Operations

As defined by the partnership agreement, cash available for distributions is distributed quarterly to the limited partners as follows:

•	First, to all Cash Preferred limited partners until such limited partners have received distributions equal to a 10% per annum return on their respective net capital contributions, as defined.

•	Second, to the General Partners until each general partner has received distributions equal to 10% of the total cumulative distributions declared by the Partnership to date.

•	Third, to the Cash Preferred limited partners and the General Partners allocated on a basis of 90% and 10%, respectively.

No distributions will be made to the limited partners holding Tax Preferred units.

(d) Impairment of Real Estate Assets

On January 1, 2002, the Partnership adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Under the new guidance, management reviews each of the properties in which it holds an interest for impairment when there is an event or change in circumstances that indicates the carrying amount of the asset may not be recoverable and the future undiscounted cash flows expected to be generated by the asset are less than its carrying amount. If such assets are considered to be impaired, the Partnership records impairment losses and reduces the carrying amount of impaired assets to an amount that reflects the fair value of the assets at the time impairment is evident. Management also reviews estimated selling prices of assets held for sale and records impairment losses to reduce the carrying amount of assets held for sale when the carrying amounts exceed the estimated selling prices less costs to sell. Also, material long-lived assets held for sale are separately identified in the balance sheets and their related net operating income is segregated as income from discontinued operations in the statements of income. In addition, depreciation of long-lived assets held for sale is not recorded. If an asset held for sale reverts to an asset used in operations, the asset will be measured at the lower of the original carrying cost, adjusted for the forgone depreciation, or the fair value at the date of the decision to hold the asset.

2. INVESTMENT IN JOINT VENTURE

(a) Basis of Presentation

As of June 30, 2002, the Partnership owned interests in two properties through its ownership in the joint venture, as described in Note 1. The Partnership does not have control over the operations of this joint venture; however, it does exercise significant influence. Accordingly, the investment in this joint venture is recorded using the equity method of accounting. For further information regarding the investment in this joint venture, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2001.

(b) Summary of Operations

The following information summarizes the operations of the unconsolidated joint venture, in which the Partnership held an ownership interest, for the three months and six months ended June 30, 2002:

	For the Three Months Ended June 30, 2002
	Total Revenues	Net Income	Partnership’s Share of Net Income
Fund XIII-REIT Associates	$705,673	$406,236	$129,195

	For the Six Months Ended June 30, 2002
	Total Revenues	Net Income	Partnership’s Share of Net Income
Fund XIII-REIT Associates	$1,404,133	$807,910	$256,938

Fund XIII-REIT Associates commenced operations upon acquisition of the AmeriCredit Building on July 16, 2001.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION.

The following discussion and analysis should be read in conjunction with the Partnership’s accompanying financial statements and notes thereto.

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

(b) Results of Operations

Revenues
Gross revenues increased to $272,361 for the six months ended June 30, 2002, from $2,238 for the six months ended June 30, 2001, as a result of acquiring the AmerCredit Building and the ADIC Buildings during the second half of 2001 and earning more interest income during 2002 as a result of holding higher average capital proceeds during the six months ended June 30, 2002, as compared to 2001.

Expenses
Expenses increased to $55,066 for the six months ended June 30, 2002, from $3,489 for the six months ended June 30, 2001, as the Partnership commenced active operations upon receiving and accepting subscriptions for a minimum of 125,000 limited partner units as of June 14, 2001.

As a result, net income increased to $217,295 for the six months ended June 30, 2002 from a net loss of $1,251 for the six months ended June 30, 2001.

(c) Liquidity and Capital Resources

As of June 30, 2002, the Partnership had sold 1,580,976 Cash Preferred units and 289,135 Tax Preferred units, respectively, for total Limited Partner capital contributions of $18,701,109. After payment of $654,539 in acquisition and advisory fees and acquisition expenses, payment of $2,431,144 in selling commissions and organization and offering expenses, and the investment of $8,151,426 in Fund XIII-REIT Associates, as of June 30, 2002, the Partnership was holding net offering proceeds of $7,557,506 available for investment in properties.

The net increase in cash and cash equivalents during the six months ended June 30, 2002 is primarily attributable to raising limited partners’ capital contributions of $7,949,243 and receiving distributions from Fund XIII-REIT Associates of $244,702, offset by reimbursing the Company for $237,117 and $276,636 of offering costs and deferred project costs paid to third parties, respectively.

The Partnership expects to continue to meet its short-term liquidity requirements generally through net cash provided by operations and distributions received from Fund XIII-REIT Associates, which the

Partnership believes will continue to be adequate to meet both operating requirements and distributions to limited partners.

(d) Inflation

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. Most tenant leases contain provisions for common area maintenance, real estate tax and insurance reimbursements from tenants either on a per square foot basis, or above a certain allowance per square foot annually, which should reduce the Partnership’s exposure to increases in costs and other operating expenses resulting from the impact of inflation.

(e) Critical Accounting Policies

The Partnership’s accounting policies have been established and conformed to in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to use judgments in the application of accounting policies, including making estimates and assumptions. These judgments may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the financial statements presented and the reported amounts of revenues and expenses during the respective reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied; thus, resulting in a different presentation of our financial statements.

The accounting policies that we consider to be critical, in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain, are discussed below. For further information related to the Partnership’s accounting policies, including the critical accounting policies described below, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2001.

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

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

PART II— OTHER INFORMATION

ITEM 6 (b.)

During the second quarter of 2002, the Registrant filed a Current Report on Form 8-K dated May 16, 2002 disclosing the dismissal of Arthur Andersen LLP as its independent public accountants.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XIII, L.P. (Registrant)

Dated: August 12, 2002	By: /S/ LEO F. WELLS, III
Leo F. Wells, III, as Individual General Partner, and as President, of Wells Capital, Inc., the General Partner

Dated: August 12, 2002	By: /S/ DOUGLAS P. WILLIAMS
As Chief Financial Officer

EXHIBIT INDEX
TO
SECOND QUARTER FORM 10-Q
OF
WELLS REAL ESTATE FUND XIII, L.P.

Exhibit No.	Description

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002