Form 10-Q
period 2002-09-30
WELLS REAL ESTATE FUND XIII L P
filed 2002-11-13
CIK 1127245

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number 0-49633

WELLS REAL ESTATE FUND XIII, L.P.
(Exact name of registrant as specified in its charter)

Georgia (State of other jurisdiction of incorporation)	58-2438244 (I.R.S. Employer Identification No.)

6200 The Corners Parkway, Suite 250, Atlanta, Georgia (Address of principal executive offices)	30092 (Zip Code)

Registrant’s telephone number, including area code:    (770) 449-7800

_______________________________________________________________________________________
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

             Yes ☒        No ☐

WELLS REAL ESTATE FUND XIII, L.P.

(A Georgia Public Limited Partnership)

Exhibit Index	17

Exhibit: 99.1 — Certification of Chief Executive Officer	18

Exhibit: 99.2 — Certification of Chief Financial Officer	19

*Represents the period from June 14, 2001 (inception) through September 30, 2001.

WELLS REAL ESTATE FUND XIII, L.P.

(A Georgia Public Limited Partnership)

BALANCE SHEETS

	(unaudited) September 30, 2002	December 31, 2001

ASSETS:
Cash and cash equivalents	$10,721,993	$961,837
Investment in joint venture (Note 2)	8,298,016	8,453,438
Deferred project costs	443,091	38,260
Deferred offering costs	738,438	1,088,679
Due from affiliates	182,513	65,076

Total assets	$20,384,051	$10,607,290

LIABILITIES AND PARTNERS’ CAPITAL:
Liabilities:
Due to affiliates	$799,889	$1,100,897
Partnership distributions payable	215,146	70,000
Accounts payable	36,555	105,447

Total liabilities	1,051,590	1,276,344

Partners’ capital:
Limited partners:
Cash Preferred—1,876,363 units and 880,001 units outstanding as of September 30, 2002 and December 31, 2001, respectively	16,412,081	7,704,052
Tax Preferred—360,021 units and 191,522 units outstanding as of September 30, 2002 and December 31, 2001, respectively	2,920,380	1,626,894

Total partners’ capital	19,332,461	9,330,946

Total liabilities and partners’ capital	$20,384,051	$10,607,290

The accompanying notes are an integral part of these balance sheets.

WELLS REAL ESTATE FUND XIII, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF INCOME

	(unaudited) Three Months Ended		(unaudited) Nine Months Ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001*

REVENUES:
Equity in income of joint ventures (Note 2)	$129,597	$20,436	$386,535	$20,436
Interest income	37,335	12,129	52,759	14,367

	166,932	32,565	439,294	34,803

EXPENSES:
Partnership administration	26,901	12,164	71,593	15,253
Legal and accounting	5,734	14,630	13,268	14,630
Computer costs	1,546	1,362	4,386	1,762

	34,181	28,156	89,247	31,645

NET INCOME	$132,751	$4,409	$350,047	$3,158

NET LOSS ALLOCATED TO GENERAL PARTNERS	$0	$(137)	$0	$(150)

NET INCOME ALLOCATED TO CASH PREFERRED LIMITED PARTNERS	$206,057	$18,151	$569,793	$18,151

NET LOSS ALLOCATED TO TAX PREFERRED LIMITED PARTNERS	$(73,306)	$(13,605)	$(219,746)	$(14,843)

NET INCOME PER WEIGHTED AVERAGE CASH PREFERRED LIMITED PARTNER UNIT	$0.10	$0.07	$0.33	$0.07

NET LOSS PER WEIGHTED AVERAGE TAX PREFERRED LIMITED PARTNER UNIT	$(0.22)	$(0.23)	$(0.67)	$(0.30)

CASH DISTRIBUTION PER CASH PREFERRED LIMITED PARTNER UNIT	$0.13	$0.00	$0.32	$0.00

*	Represents the period from June 14, 2001 (inception) through September 30, 2001.

The accompanying notes are an integral part of these statements.

WELLS REAL ESTATE FUND XIII, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2001

AND THE NINE MONTHS ENDED SEPTEMBER 30, 2002 (UNAUDITED)

		Limited Partners					Total

		Cash Preferred		Tax Preferred		General	Partners’

	Original	Units	Amounts	Units	Amounts	Partners	Capital

BALANCE, December 31, 2000	$100	0	$0	0	$0	$500	$600

Net income (loss)	0	0	84,293	0	(48,925)	(500)	34,868
Partnership distributions	0	0	(70,000)	0	0	0	(70,000)
Limited partner contributions		880,001	8,800,012	191,522	1,915,220	0	10,715,232
Sales commissions and discounts	0	0	(843,793)	0	(181,944)	0	(1,025,737)
Other offering expenses	0	0	(266,460)	0	(57,457)	0	(323,917)
Return of capital	(100)	0	0	0	0	0	(100)

BALANCE, December 31, 2001	0	880,001	7,704,052	191,522	1,626,894	0	9,330,946

Net income (loss)	0	0	569,793	0	(219,746)	0	350,047
Partnership distributions	0	0	(551,317)	0	0	0	(551,317)
Limited partner contributions	0	989,262	9,892,624	175,599	1,755,989	0	11,648,613
Sales commissions and discounts	0	0	(979,752)	0	(119,077)	0	(1,098,829)
Other offering expenses	0	0	(294,319)	0	(52,680)	0	(346,999)
Tax preferred conversions	0	7,100	71,000	(7,100)	(71,000)	0	0

BALANCE, September 30, 2002 (unaudited)	$0	1,876,363	$16,412,081	360,021	$2,920,380	$0	$19,332,461

The accompanying notes are an integral part of these statements.

WELLS REAL ESTATE FUND XIII, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF CASH FLOWS

	(unaudited) Nine Months Ended

	September 30, 2002	September 30, 2001*

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$350,047	$3,158
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of joint ventures	(386,535)	(20,436)
Changes in assets and liabilities:
Accounts payable	(68,892)	0
Due to affiliates	49,233	2,454

Net cash used in operating activities	(56,147)	(14,824)

CASH FLOW FROM INVESTING ACTIVITIES:
Investment in joint venture	0	(1,651,426)
Deferred project costs paid	(404,831)	(233,961)
Distributions from joint venture	424,520	0

Net cash provided by (used in) investing activities	19,689	(1,885,387)

CASH FLOW FROM FINANCING ACTIVITIES:
Contributions received from limited partners	11,593,987	6,684,607
Return of original partner contribution	0	(100)
Sales commissions	(1,044,203)	(639,131)
Offering costs paid	(346,999)	(200,538)
Distributions paid to limited partners from accumulated earnings	(406,171)	0

Net cash provided by financing activities	9,796,614	5,844,838

NET INCREASE IN CASH AND CASH EQUIVALENTS	9,760,156	3,944,627

CASH AND CASH EQUIVALENTS, beginning of year	961,837	600

CASH AND CASH EQUIVALENTS, end of period	$10,721,993	$3,945,227

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Reversal of deferred offering costs due to affiliate	$350,241	$484,765

Deferred project costs due to affiliate	$443,091	$68,810

*	Represents the period from June 14, 2001 (inception) through September 30, 2001.

The accompanying notes are an integral part of these statements.

WELLS REAL ESTATE FUND XIII, L.P.

(A Georgia Public Limited Partnership)

Condensed Notes to Financial Statements

September 30, 2002 (UNAUDITED)

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

On March 29, 2001, the Partnership commenced a public offering of up to $45,000,000 of limited partnership units ($10.00 per unit) pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership commenced active operations on June 14, 2001 upon receiving and accepting subscriptions for 125,000 units. As of September 30, 2002, the Partnership had sold 1,869,263 Cash Preferred units and 367,121 Tax Preferred units, respectively, for total Limited Partner capital contributions of $22,363,845. In addition, 7,100 Tax Preferred units were converted to Cash Preferred units during the nine months of 2002 pursuant to the terms of the Partnership Agreement. After payment of $670,915 in organization and offering costs, $670,915 in acquisition and advisory fees, $111,819 in acquisition expenses, $2,124,565 in selling commissions and an investment of $8,151,426 in Fund XIII-REIT Associates, the Partnership was holding net offering proceeds of $10,634,205 available for investment in properties as of September 30, 2002.

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

As of September 30, 2002, the Partnership owned interests in the following two properties through the affiliated joint venture listed below:

Joint Venture	Joint Venture Partners		Properties

Fund XIII-REIT Associates	-	Wells Real Estate Fund XIII, L.P.	1.	AmeriCredit Building
	-	Wells Operating Partnership, L.P.*		A two-story office building located in Orange Park, Clay County, Florida

			2.	ADIC Buildings
Two connected one-story office and assembly buildings located in Douglas, Parker County, Colorado

*	Wells Operating Partnership, L.P. is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc.(“Wells REIT”) serving as its general partner; Wells REIT is a Maryland corporation that qualifies as a real estate investment trust.

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

(d) Impairment of Real Estate Assets

On January 1, 2002, the Partnership adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Under this accounting standard, management reviews each of the properties in which the partnership holds an interest for impairment as events or changes in circumstances arise, which indicate that the carrying amounts of such assets may not be recoverable and the future undiscounted cash flows expected to be generated by such assets are less than the respective carrying amounts. If such assets are considered to be impaired, the Partnership records impairment losses and reduces the carrying amounts of the impaired assets to amounts that reflect the fair value of the assets at the time impairment is evident.

Management also reviews estimated selling prices of assets held for sale and records impairment losses to reduce the carrying amount of assets held for sale when the carrying amounts exceed the estimated selling prices less costs to sell. Material long-lived assets held for sale are separately identified in the balance sheets, and the related net operating income is segregated as income from discontinued operations in the statements of income. Depreciation is not recorded for long-lived assets held for sale. If an asset held for sale reverts to an asset used in operations, the asset will be measured at the lower of the original carrying cost, adjusted for the forgone depreciation, or the fair value at the date of the decision to hold the assets for use in operations. Neither the Partnership nor its joint ventures have recognized impairment losses to date.

2.        INVESTMENT IN JOINT VENTURE

(a) Basis of Presentation

As of September 30, 2002, the Partnership owned interests in two properties through its ownership in the joint venture, as described in Note 1. The Partnership does not have control over the operations of this joint venture; however, it does exercise significant influence. Accordingly, the investment in this joint venture is recorded using the equity method of accounting. For further information regarding the investment in this joint venture, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2001.

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

Summary of Operations

The following information summarizes the operations of the unconsolidated joint venture, in which the Partnership held an ownership interest, for the three months and nine months ended September 30, 2002:

	Total Revenues		Net Income		Partnership’s Share of Net Income

	Three Months Ended		Three Months Ended		Three Months Ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Fund XIII-REIT Associates	$704,080	$305,600	$407,500	$155,194	$129,597	$20,436

	Total Revenues		Net Income		Partnership’s Share of Net Income

	Nine Months Ended		Nine Months Ended		Nine Months Ended

	September 30, 2002	September 30, 2001*	September 30, 2002	September 30, 2001*	September 30, 2002	September 30, 2001*

Fund XIII-REIT Associates	$2,108,002	$305,600	$1,215,411	$155,194	$386,535	$20,436

*	Fund XIII-REIT Associates commenced operations upon acquisition of the AmeriCredit Building on July 16, 2001.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION.

The following discussion and analysis should be read in conjunction with the Partnership’s accompanying financial statements and notes thereto.

(a)  Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to limited partners in the future and certain other matters. Readers of this report should be aware that there are various factors that may cause actual results to differ materially from any forward-looking statements made in this report, including lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flows.

(b)  Results of Operations

Revenues
Gross revenues increased to $439,294 for the nine months ended September 30, 2002, from $34,803 for the period from June 14, 2001 (inception) through September 30, 2001, as a result of acquiring the

AmerCredit Building and the ADIC Buildings during the second half of 2001 and earning more interest income during 2002 on higher average cash balances as a result of the capital raised during the nine months ended September 30, 2002.

Expenses
Expenses increased to $89,247 for the nine months ended September 30, 2002, from $31,645 for the nine months ended September 30, 2001, as the Partnership commenced active operations upon receiving and accepting subscriptions for a minimum of 125,000 limited partner units as of June 14, 2001.

As a result, net income increased to $350,047 for the nine months ended September 30, 2002 from $3,158 for the nine months ended September 30, 2001.

Distributions
The Partnership made distributions to the Cash Preferred limited partners of $0.32 per unit, with respect to the nine months ended September 30, 2002, and $0.00 per unit for the same period in 2001. Such distributions have been made from net cash from operations and distributions received from investments in joint ventures. No distributions have been made to the Tax Preferred limited partners units or to the General Partners. The Partnership commenced active operations during 2001 and, accordingly, made cash distributions to the Cash Preferred limited partners for the first time in the fourth quarter of 2001.

The General Partners’ guidance with regard to future operating cash distributions to the Cash Preferred limited partners is that such distributions are likely increase in future periods as the Partnership uses the investor proceeds on hand to acquire interests in additional properties.

(c)  Liquidity and Capital Resources

As of September 30, 2002, the Partnership had sold 1,876,363 Cash Preferred units and 360,021 Tax Preferred units, including cumulative Tax Preferred conversions, for total Limited Partner capital contributions of $22,363,845. After payment of $670,915 in organization and offering costs, $670,915 in acquisition and advisory fees, $111,819 in acquisition expenses, $2,124,565 in selling commissions and an investment of $8,151,426 in Fund XIII-REIT Associates, the Partnership was holding net offering proceeds of $10,634,205 available for investment in properties as of September 30, 2002.

The net increase in cash and cash equivalents during the nine months ended September 30, 2002 is primarily attributable to raising limited partners’ capital contributions of $11,593,987 and receiving distributions from Fund XIII-REIT Associates of $424,520, partially offset by reimbursing the Company for $346,999 and $404,831 of organization and offering costs and deferred project costs paid to third parties, respectively.

The Partnership expects to continue to meets its short-term liquidity requirements, generally through the use of net cash from operations and distributions received from its investment in Fund XIII-REIT Associates. The General Partners believe that such sources will continue to provide adequate cash flows for the purposes of meeting the Partnership’ operating requirements.

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

Real Estate
Management continually monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets in which the Partnership has ownership interests through its investments in joint ventures may not be recoverable. When such events or changes in circumstances are present, management assesses the potential impairment by comparing the fair market value of the underlying assets, estimated at amounts equal to the future undiscounted operating cash flows expected to be generated from tenants over the life of the assets and from their eventual disposition, to the carrying value of the assets. In the event that the carrying amount exceeds the estimated fair market value, the Partnership would recognize an impairment loss in the amount required to adjust the carrying amount of the asset to its estimated fair market value. Neither the Partnership nor its joint ventures have recognized impairment losses to date.

ITEM 4.	CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Partnership carried out an evaluation, under the supervision and with the participation of management of Wells Capital, Inc., the corporate General Partner of the Partnership, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures pursuant to Rule 13a – 14 under the Securities Exchange Act of 1934. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective.

There were no significant changes in the Partnership’s internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation.

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

PART II - OTHER INFORMATION

ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K

(a)	The Exhibits to this report are set forth on the Exhibit Index to Third Quarter Form 10-Q attached hereto.

(b)	During the third quarter of 2002, the Registrant filed a Current Report on Form 8-K dated July 3, 2002 disclosing the appointment of Ernst & Young LLP as the principal accountant to audit the financial statements of the Registrant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XIII, L.P. (Registrant)
By:	WELLS CAPITAL, INC. (Corporate General Partners)

November 13, 2002	/s/ LEO F. WELLS, III

Leo F. Wells, III President

November 13, 2002	/s/ DOUGLAS P. WILLIAMS

Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

CERTIFICATIONS

I, Leo F. Wells, III, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the Partnership;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared,

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the board of directors of the corporate General Partner:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 13, 2002	By:	/s/ LEO F. WELLS, III

Leo F. Wells, III Principal Executive Officer

CERTIFICATIONS

I, Douglas P. Williams, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the Partnership;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared,

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the board of directors of the corporate General Partner:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 13, 2002	By:	/s/ DOUGLAS P. WILLIAMS

Douglas P. Williams Principal Financial Officer

EXHIBIT INDEX
TO
THIRD QUARTER FORM 10-Q
OF
WELLS REAL ESTATE FUND XIII, L.P.

Exhibit No.	Description

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002