Form 10-K
period 2002-12-31
WELLS REAL ESTATE FUND XIII L P
filed 2003-03-31
CIK 1127245

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

[Fee Required]

For the fiscal year ended December 31, 2002

☐	Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

[No Fee Required]

For the transition period from __________________ to _________________

Commission file number 0-49633

WELLS REAL ESTATE FUND XIII, L.P.

(Exact name of registrant as specified in its charter)

Georgia	58-2438244
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6200 The Corners Parkway, Suite 250, Norcross, Georgia	30092
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(770) 449-7800

Securities registered pursuant to Section 12 (b) of the Act:
Title of each class	Name of exchange on which registered
NONE	NONE

Securities registered pursuant to Section 12 (g) of the Act:

CASH PREFERRED UNITS

(Title of Class)

TAX PREFERRED UNITS

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Aggregate market value of the voting stock held by non-affiliates:    Not Applicable

PART I

ITEM 1.    BUSINESS

General

Wells Real Estate Fund XIII, L.P. (the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Capital, Inc. (the “Company”), a Georgia corporation, serving as General Partners. The Partnership was formed on September 15, 1998, for the purpose of acquiring, developing, owning, operating, improving, leasing, and otherwise managing income producing commercial properties for investment purposes. Upon subscription for units, the Limited Partners must elect whether to have their units treated as Cash Preferred Status Units or Tax Preferred Status Units. Thereafter, Limited Partners have the right to change their prior elections to have some or all of their units treated as Cash Preferred Status Units or Tax Preferred Status Units one time during each quarterly accounting period. Limited Partners may vote to, among other things: (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, (c) remove a General Partner, (d) elect a new General Partner, (e) dissolve the Partnership, and (f) approve a sale involving all or substantially all of the Partnership’s assets, subject to certain limitations. The majority vote on any of the described matters will bind the Partnership, without the concurrence of the General Partners. Each limited partnership unit has equal voting rights, regardless of which class of unit is selected.

On March 29, 2001, the Partnership commenced a public offering of up to $45,000,000 of limited partnership units ($10.00 per unit) pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership commenced active operations on June 14, 2001, upon receiving and accepting subscriptions for 125,000 units. As of December 31, 2002, the Partnership had sold 2,201,817 Cash Preferred Units and 521,472 Tax Preferred Units, net of conversions, held by a total of 1,075 and 101 Limited Partners, respectively, for total Limited Partner capital contributions of $27,073,737. After payment of $901,030 in acquisition and advisory fees and acquisition expenses, payment of $3,239,323 in selling commissions and organization and offering expenses, and the investment of $16,729,212 in Fund XIII-REIT Associates (“the Joint Venture”), as of December 31, 2002, the Partnership was holding net offering proceeds of $6,204,172 available for investment in properties.

Employees

The Partnership has no direct employees. The employees of the Company and Wells Management Company, Inc. perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership. See item 11—“Compensation of General Partners and Affiliates” for a summary of the compensation and fees paid to the General Partners and their affiliates during the year ended December 31, 2002.

Insurance

Wells Management Company, Inc., an affiliate of the General Partners, carries comprehensive liability and extended coverage with respect to all of the properties owned by the Partnership through its interest in the Joint Venture. In the opinion of management, all such properties are adequately insured.

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

ITEM 2.    PROPERTIES

As of December 31, 2002, the Partnership owned interests in the following three properties through the affiliated joint venture listed below:

			Occupancy %
Joint Venture	Joint Venture Partners	Properties	12/31/02	12/31/01

Fund XIII-REIT Associates	• Wells Real Estate Fund XIII, L.P. • Wells Operating Partnership, L.P*	1. AmeriCredit Building A two-story office building located in Orange Park, Clay County, Florida	100%	100%

		2. ADIC Buildings Two connected one-story office and assembly buildings located in Parker, Douglas County, Colorado	100%	100%

		3. John Wiley Building A four-story office building located in Fishers, Hamilton County, Indiana	100%	—

*	Wells Operating Partnership, L.P. (“Wells OP”) is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. (“Wells REIT”) serving as its general partner; Wells REIT is a Maryland corporation that qualifies as a real estate investment trust.

As of December 31, 2002, the lease expirations scheduled during each of the following ten years for all properties owned by Fund XIII-REIT Associates, assuming no exercise of renewal options or termination rights, are summarized below:

Year of Lease Expiration	Number of Leases Expiring	Square Feet Expiring	Annualized Gross Base Rent	Partnership Share of Annualized Gross Base Rent	Percentage of Total Square Feet Expiring	Percentage of Total Annualized Gross Base Rent
2005	2	17,373	$279,633	$108,274	4.6%	5.1%
2009(1)	1	123,674	2,094,264	810,899	33.0	38.3
2011(2)	2	233,204	3,088,969	1,196,049	62.4	56.6

	5	374,251	$5,462,866	$2,115,222	100.0%	100.0%

(1)	Expiration of John Wiley & Sons lease (123,674 square feet).
(2)	Expiration of AmeriCredit lease (85,000 square feet) and ADIC lease (148,204 square feet).

Additional information about the properties in which the Partnership owns interests as of December 31, 2002 is provided below:

Fund XIII-REIT Associates

On June 27, 2001, the Partnership and Wells OP entered into a joint venture partnership agreement, known as Fund XIII-REIT Associates, for the purposes of acquiring, owning, leasing, operating, and, managing real properties. All income, loss, net cash flow, resale gain and sale proceeds of Fund XIII-REIT Associates are allocated and distributed to the Partnership and Wells OP according to their ownership interests, as calculated by the respective cumulative capital contributions made to Fund XIII-REIT Associates. As of December 31, 2002, the Partnership and Wells OP had contributed approximately $17,426,263 and $26,414,355 for equity interests in Fund XIII-REIT Associates of approximately 39% and 61%, respectively.

AmeriCredit Building

On July 16, 2001, Fund XIII-REIT Associates acquired the AmeriCredit Building, a two-story office building containing approximately 85,000 rentable square feet located in Orange Park, Clay County, Florida. The purchase price of the AmeriCredit Building was $12,500,000, plus closing costs of approximately $41,500. The purchase price was funded by capital contributions of $1,651,426 by the Partnership and $10,890,040 by Wells OP.

The entire AmeriCredit Building is currently under a net lease agreement with AmeriCredit, a wholly owned subsidiary of Americredit Corp., which expires in June 2011. AmeriCredit Corp., a Texas corporation with common stock publicly traded on the New York Stock Exchange, is the guarantor of the lease. AmeriCredit has the right to extend the lease for two additional five-year periods of time by giving written notice to the landlord at least 12 months prior to the expiration date of the then current lease term. The base rent payable for each extended term of the lease will be equal to 95% of the then current market rate.

Under the lease, AmeriCredit is required to pay all operating expenses, routine maintenance and repairs to the AmeriCredit Building. Fund XIII-REIT Associates, as landlord, is responsible for the repair and maintenance of the roof, structural systems, and parking lot, as well as payment of a monthly 7% sales tax on rental income for the AmeriCredit Building. AmeriCredit is also required to reimburse Fund XIII-REIT Associates for sales tax costs through increased rental income. The rental information below is provided net of these sales tax reimbursements.

The AmeriCredit lease contains a termination option, which may be exercised by AmeriCredit effective as of the end of the seventh lease year by providing 12 months notice to Fund XIII-REIT Associates. If AmeriCredit exercises its termination option, it will be required to pay the joint venture a termination payment estimated at $1.9 million, or approximately 16 months of rent.

AmeriCredit also has an expansion option for an additional 15,000 square feet of office space and 120 parking spaces that can be exercised at any time during the first seven lease years. The rights and obligations of each party under the expansion option are subject to the parties reaching agreement relating to the expansion space and additional parking and the leasing of such space by AmeriCredit within 45 days of receipt by Fund XIII-REIT Associates of written notice of the expansion option.

The average effective annual rental rate per square foot at the AmeriCredit Building was $17.24 for 2002 and $17.03 for 2001, the first year of ownership.

ADIC Buildings

On December 21, 2001, Fund XIII-REIT Associates acquired the ADIC Buildings, two one-story office buildings connected to a light assembly building containing approximately 148,204 rentable square feet located in Parker, Douglas County, Colorado. Additionally, Fund XIII-REIT Associates purchased an undeveloped 3.43 acre tract of land immediately adjacent to the ADIC Buildings (“ADIC Land”). The purchase price of the ADIC Buildings and ADIC Land was $12,954,213, plus closing costs of approximately $215,600. The purchase price was funded by capital contributions of $6,500,000 by the Partnership and $6,669,834 by Wells OP.

The ADIC Buildings are currently under a net lease agreement with ADIC, which expires in October 2011. ADIC has the right to extend the lease for two additional five-year periods of time by giving written notice to the landlord at least 9 months prior to the expiration date of the then current lease term. The base rent payable for each extended term of the lease will be the then current market rate.

The average effective annual rental rate per square foot for the AmeriCredit Building was $9.07 for 2002 and $8.09 for 2001, the first year of ownership.

John Wiley Indianapolis Building

On December 12, 2002, Fund XIII-REIT Associates acquired the John Wiley Indianapolis Building (“John Wiley Building”), a four-story office building containing approximately 141,047 rentable square feet located in Fishers, Hamilton County, Indiana. The purchase price of the John Wiley Building was $17,450,000, plus closing costs of approximately $56,700. The purchase price was funded by capital contributions of $8,577,787 by the Partnership and $8,928,915 by Wells OP.

The John Wiley Building is currently under net lease agreements with John Wiley & Sons (123,674 square-feet), Robert Half International (2,960 square-feet), and United Students Aid Funds (14,413 square-feet), which expire in October 2009, April 2005, and July 2005, respectively. John Wiley & Sons has the right to extend the lease for two additional five-year periods of time by giving written notice to the landlord at least 12 months prior to the expiration date equal to 95% of the then fair market rate but not less than 8% over the last year of the previous term.

The average effective annual rental rate per square foot for the John Wiley Building was approximately $16.24 for 2002, the first year of ownership.

ITEM 3.    LEGAL PROCEEDINGS

There were no material pending legal proceedings or proceedings known to be contemplated by governmental authorities involving the Partnership during the fourth quarter of 2002.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Limited Partners during the fourth quarter of 2002.

PART II

ITEM	5. MARKET FOR PARTNERSHIP’S UNITS AND RELATED SECURITY HOLDER MATTERS.

As of February 28, 2003, the Partnership had 2,454,454 outstanding Cash Preferred Units held by a total of 1,154 Limited Partners and 570,743 outstanding Tax Preferred Units held by a total of 111 Limited Partners. The capital contribution per unit is $10.00. There is no established public trading for the Partnership’s limited partnership units, and it is not anticipated that a public trading market for the units will develop. Under the Partnership Agreement, the General Partners have the right to prohibit transfers of units.

In order for NASD members and their associated persons to participate in the offering and sale of units of the Partnership, the Partnership is required pursuant to NASD Rule 2810(b)(5) to disclose in each annual report distributed to limited partners a per unit estimated value of the units, the method by which it was developed and the date of the data used to develop the estimated value. In addition, pursuant to Section 15.2 of the Partnership Agreement and the Partnership’s Prospectus, the General Partners are required to prepare annual statements of estimated unit values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in the Partnership. Pursuant to Section 15.2 of the Partnership Agreement and the Partnership’s Prospectus, for the first three fiscal years following the termination of the offering of units in the Partnership, the estimated value of the units shall be deemed to be $10 per unit for these purposes. The basis for this valuation is the fact that the Partnership is currently engaged in a public offering of its units at the price of $10.00 per unit. However, please note that there is no public trading market for the units nor is one ever expected to develop and there can be no assurance that limited partners could receive $10 per unit if such a market did exist and they sold their units or that they will be able to receive such amount for their units in the future. In addition, the Partnership has not performed an evaluation of the Partnership properties and, therefore, this valuation is not based upon the value of the Partnership properties, nor does it represent the amount limited partners would receive if the Partnership properties were sold and the proceeds distributed to the limited partners in a liquidation of the Partnership, which amount would most likely be less than $10.00 per unit as a result of the fact that, at the time the Partnership is purchasing its properties, the amount of funds available for investment in properties is reduced by the 16% of offering proceeds raised by the Partnership, which are used to pay selling commissions and dealer manager fees, organization and offering expenses and acquisition and advisory fees, as described in more detail in this Annual Report and the Partnership’s Prospectus.

After the expiration of this three-year period, the General Partners are required under the Partnership Agreement to determine an estimated per unit valuation by estimating the amount a holder of Partnership units would receive if the Partnership properties were sold as of the close of the Partnership’s fiscal year at their estimated fair market values and the proceeds from such sales (without reductions for selling expenses and other costs), together with any other funds of the Partnership, were distributed in a liquidation of the Partnership. Such estimated property values will be based upon annual valuations performed by the General Partners, and no independent property appraisals will be obtained. Accordingly, these estimates, when prepared by the General Partners, should not be viewed as an accurate reflection of the values of the Limited Partners’ units, what a Limited Partner might be able to sell his units for, or the fair market value of the Partnership properties, nor will they represent the amount of net proceeds Limited Partners would receive if the Partnership properties were sold and the proceeds distributed in a liquidation of the Partnership. The valuations to be performed by the General Partners will be estimates only, and will be based a number of assumptions which may not be accurate or complete. In addition, property values are subject to change and could decline after the date of the valuations.

Cash Preferred Status Limited Partners are entitled to a distribution from Net Cash From Operations, as defined in the Partnership Agreement, of cash flow, less adequate cash reserves for other obligations of the Partnership for which there is no provision, on a per unit basis until they have received distributions in each fiscal year of the Partnership equal to 10% of their adjusted capital contributions. After this preference is satisfied, the General Partners will receive an amount of Net Cash From Operations equal to 10% of the total amount of Net Cash From Operations distributed. Thereafter, the Limited Partners holding Cash Preferred Status Units will receive 90% of Net Cash From Operations and the General Partners will receive 10%. No Net Cash From Operations will be distributed to Limited Partners holding Tax Preferred Status Units. Holders of Cash Preferred Status Units will, except in limited circumstances, be allocated none of the Partnership’s net loss, depreciation and amortization deductions. These deductions will be allocated to the Tax Preferred Status Units, until their capital account balances have been reduced to zero. No distributions have been made to Limited Partners holding Tax Preferred Status Units or to the General Partners as of December 31, 2002.

Cash available for distribution to the Limited Partners is distributed on a quarterly basis unless Limited Partners select to have their cash distributed monthly. Cash distributions made to Cash Preferred Status Limited Partners during 2002 and 2001 are summarized below:

Distribution for Quarter Ended	Total Cash Distributed	Investment Income	Return of Capital
March 31, 2001	$0	$0.00	$0.00
June 30, 2001	$0	$0.00	$0.00
September 30, 2001	$0	$0.00	$0.00
December 31, 2001	$70,000	$0.08	$0.00
March 31, 2002	$164,204	$0.14	$0.00
June 30, 2002	$171,967	$0.11	$0.00
September 30, 2002	$215,147	$0.13	$0.00
December 31, 2002	$253,090	$0.12	$0.00

The fourth quarter distribution was accrued in 2002 and paid to the Limited Partners in February 2003.

ITEM 6.    SELECTED FINANCIAL DATA

The following sets forth a summary of the selected financial data as of and for the year ended December 31, 2002 and the seven months ended December 31, 2001:

	2002	2001
Total assets	$23,930,275	$9,518,611
Total revenues	621,381	96,685
Net income	478,385	34,868
Net loss allocated to General Partners	0	(500)
Net income allocated to Cash Preferred Limited Partners	795,851	84,293
Net loss allocated to Tax Preferred Limited Partners	(317,466)	(48,925)
Net income per weighted average (1) Cash Preferred Limited Partner Unit	$0.52	$0.20

Net loss per weighted average (1) Tax Preferred Limited Partner Unit	(1.02)	(0.55)
Cash Distributions per weighted average (1)	(0.52)	(0.08)
Cash Preferred Limited Partner Unit:
Investment Income	0.50	0.08
Return of Capital	0.00	0.00

(1)	Weighted average units are calculated by averaging the number of units outstanding over the period during which such units are sold.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATION

The following discussion and analysis should be read in conjunction with the Selected Financial Data and the accompanying financial statements of the Partnership and notes thereto.

(a)	Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to limited partners in the future and certain other matters. Readers of this report should be aware that there are various factors that may cause actual results to differ materially from any forward-looking statements made in this report, including lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements, leasing commissions or other capital expenditures or lease-up costs out of operating cash flows.

(b)	Results of Operations

Gross Revenues

Gross revenues of the Partnership increased to $621,381 for 2002, as compared to $96,685 for 2001, due to corresponding increases in equity in income of joint venture and interest income described below. The Partnership made an initial investment in the Joint Venture on June 27, 2001 and commenced operations on June 14, 2001. As of December 31, 2002, the Partnership has invested in three income producing properties as further discussed below.

Equity In Income of Joint Ventures

The net income of Fund XIII-REIT Associates, and the corresponding equity in income of joint venture of the Partnership, increased in 2002, as compared to 2001, primarily due to the acquisitions of the AmeriCredit Building in July 2001 and the ADIC Buildings in December 2001.

Expenses

Total expenses of the Partnership increased to $142,996 for 2002 as compared to $61,817 for 2001, primarily due to increases in administrative salaries and legal and accounting fees related to the growth in operations resulting from a full year of operations for the AmeriCredit Building and ADIC Buildings and the sale of additional limited partner units in 2002, as compared to 2001.

As a result, net income of the Partnership increased to $478,385 for 2002, as compared to $34,868 for 2001.

(c)	Liquidity and Capital Resources

On March 29, 2001, the Partnership commenced a public offering of up to $45,000,000 of limited partnership units, at $10.00 per unit, pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership commenced active operations on June 14, 2001 upon receiving and accepting subscriptions for 125,000 units. As of December 31, 2001, the Partnership had sold 880,001 Cash Preferred units and 191,522 Tax Preferred units held by a total of 715 and 39 limited partners, respectively, for total limited partner capital contributions of $10,715,232. After payment of $371,324 in acquisition and advisory fees and acquisition expenses, payment of $1,259,747 in selling commissions and organization and offering expenses, and an investment of $8,151,426 in Fund XIII-REIT Associates, the Partnership held net offering proceeds of $846,499 that were available for investment in properties as of December 31, 2001.

As of December 31, 2002, the Partnership had sold 2,201,817 Cash Preferred Units and 521,472 Tax Preferred Units, net of conversions, held by a total of 1,075 and 101 Limited Partners, respectively, for total Limited Partner capital contributions of $27,073,737. After payment of $901,030 in acquisition and advisory fees and acquisition expenses, payment of $3,239,323 in selling commissions and organization and offering expenses, and the investment of $16,729,212 in Fund XIII-REIT Associates (“the Joint Venture”), as of December 31, 2002, the Partnership was holding net offering proceeds of $6,204,172 available for investment in properties.

Cash Flows From Operating Activities

Net cash flows provided by (used in) operating activities was ($7,821) for 2002, as compared to $81,705 for 2001, primarily due to additional salaries, printing, and legal costs of approximately $58,000, $12,000 and $4,000, respectively, as the Partnership commenced operations in June 2001 and was, therefore, operational for a full year in 2002.

Cash Flows From Investing Activities

Net cash used in investing activities remained relatively stable at $8,500,459 for 2002, as compared to $8,491,585 for 2001. The Partnership’s investment in Fund XIII-REIT Associates for the purchase of the John Wiley Building in 2002 exceeded the investments made for the purchases of the AmeriCredit Building and the ADIC Buildings in 2001. As the offering of the Partnership’s units commenced in March 2001, more capital was raised in 2002 than in 2001 and, thus, resulted in the payment of more deferred project costs in 2002 than in 2001. The majority of the additional investment in Fund XIII-REIT Associates and deferred project costs paid in 2002, as compared to 2001, were offset by the receipt of additional distributions from Fund XIII-REIT Associates resulting from a full year of operation for the AmeriCredit Building and ADIC Buildings for the first time in 2002.

Cash Flows From Financing Activities

Net cash flows provided by financing activities increased to $13,842,486 for 2002, as compared to $9,371,117 for 2001, as a result of raising additional capital in 2002, which is partially offset by the payment of additional related selling commissions and offering cost reimbursements. In addition, distributions were paid to limited partners for the first time in 2002, as this was the first full year of operations for the AmeriCredit Building and the ADIC Buildings.

As of December 31, 2002, the Partnership had paid reimbursements of organization and offering expenses of $816,987 to the Company, which amounted to 3% of the gross offering proceeds received to date. The Partnership reduces partners’ capital directly as such offering cost reimbursements are paid to Wells Capital, Inc.

Selling Commissions and Dealer Manager Fees

The Partnership pays selling commissions and a dealer manager fee up to 7% and equal to 2.5%, respectively, of aggregate gross offering proceeds to Wells Investment Securities, Inc., a registered securities broker-dealer affiliated with the general partners. Wells Investment Securities may re-allow commissions and a portion of its dealer manager fee to other broker-dealers participating in the offering of the partnerships’ limited partner units (Participating Dealers) in the aggregate amount of up to 1.5% of gross offering proceeds as marketing fees, or to reimburse Participating Dealers the costs and expenses of representatives of such Participating Dealers of attending educational conferences and seminars. As of December 31, 2002, the Partnership had paid aggregate selling commissions of $1,906,302 and dealer-manager fees of $680,822, of which all $1,906,302 of the selling commissions and $181,338 of dealer-manager fees were re-allowed to Participating Dealers.

Distributions

The Partnership made distributions to the limited partners holding Cash Preferred Units of $0.52 per unit and $0.08 per unit for the years ended December 31, 2002 and 2001, respectively. Such distributions have been made from net cash from operations and distributions received from the Partnership’s investment in Fund XIII-REIT Associates. No distributions have been made to the limited partners holding Tax Preferred Units or to the General Partners.

(d) Related-Party Transactions

Offering Expense Reimbursements

The Partnership reimburses the Company for organizational and offering expenses equal to the lesser of actual costs incurred or 3% of the aggregate gross offering proceeds, subject to the overall limitations of the partnership agreement. Organizational and offering expenses include such costs as legal and accounting fees, printing costs, and other offering expenses, but do not include sales or underwriting commissions. As of December 31, 2002, the Partnership had paid aggregate fees of $816,987 to the Company, which amounted to 3% of the aggregate gross offering proceeds received to date.

Selling Commissions and Dealer Mangers Fees

The Partnership pays selling commissions and dealer manager fees up to 7% and equal to 2.5%, respectively, of aggregate gross offering proceeds to Wells Investment Securities, Inc., an affiliated and registered securities broker-dealer, and/or other broker-dealers participating in the offering of the Partnership’s limited partner units (“Participating Dealers”). Wells Investment Securities, Inc. may re-allow a portion of its dealer manager fee to Participating Dealers in the aggregate amount of up to 1.5% of aggregate gross offering proceeds as marketing fees, or to reimburse Participating Dealers for the costs and expenses of representatives of such Participating Dealers of attending educational conferences and seminars. As of December 31, 2002, the Partnership had paid aggregate selling commissions of $2,427,974 and dealer manager fees of $680,822, of which all $2,427,974 of the selling commissions and $292,123 of the dealer manager fees were re-allowed to Participating Dealers.

Acquisition and Advisory Fees and Acquisition Expense Reimbursements

The Partnership pays the Company for acquisition and advisory services and acquisition expenses equal to 3.5% of the aggregate gross offering proceeds, subject to certain overall limitations contained in the partnership agreement. As of December 31, 2002, the Partnership had paid aggregate fees of $953,151 to the Company, which amounted to 3.5% of the aggregate gross offering proceeds received to date.

Property Management and Leasing Fees

Wells Management Company, Inc., an affiliate of the General Partners, receives compensation for supervising the management and leasing of the Partnership properties equal to the lesser of (a) fees that would be paid to a comparable outside firm or (b) 4.5% of the gross revenues generally paid over the life of the lease plus a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month’s rent. In the case of commercial properties which are leased on a long-term (ten or more years) net basis, the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term.

Management and leasing fees are not paid directly by the Partnership but by the joint venture entity, which owns the properties. The Partnership’s share of these fees was $46,407 for the year ended December 31, 2002.

Administration Reimbursements

The Company performs certain administrative services for the Partnership, such as accounting and other partnership administration, and incurs the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on time spent on each fund by individual administrative personnel. During 2002 and 2001, the Partnership had paid $90,395 and $31,671, respectively, to the Company and its affiliates for reimbursement of such administrative services. See Note 8 to the financial statements included with this report for a summary of the Partnership’s administrative costs.

Conflicts of Interests

The General Partners are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the General Partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Partnership in connection with property acquisitions or for tenants in similar geographic markets.

(e) Inflation

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. However, there are provisions in the majority of tenant leases, which would protect the Partnership from the impact of inflation. These provisions include reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per square foot basis, or in some cases, annual reimbursement of operating expenses above a certain per square foot allowance. However, due to the long-term nature of the leases, the leases may not re-set frequently enough to cover inflation.

(f) Application of Critical Accounting Policies

The Partnership’s accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied; thus, resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of the Partnership’s results of operations to those of companies in similar businesses.

Below is a discussion of the accounting policies that management considers to be critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain. Additional discussion of accounting policies that management considers to be significant, including further discussion of the critical accounting policies described below, is presented in Note 1 to the Partnership’s financial statements included in this report.

Investment in Real Estate Assets

The Partnership’s management is required to make subjective assessments as to the useful lives of its depreciable assets. The Partnership considers the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of the Partnership’s assets by class are as follows:

Building	25 years
Building improvements	10-25 years
Land improvements	20-25 years
Tenant improvements	Lease term

In the event that management uses inappropriate useful lives or methods for depreciation, the Partnership’s net income would be misstated.

Valuation of Real Estate Assets

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which the Partnership has an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Partnership at December 31, 2002 and 2001.

Projections of expected future cash flows requires management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property, and the number of years the property is held for investment. The use of inappropriate assumptions in the future cash flow analysis would result in an incorrect assessment of the property’s future cash flows and fair value, and could result in the overstatement of the carrying value of real estate assets held by the joint ventures and net income of the Partnership.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since the Partnership does not borrow any money or make any foreign investments, it is not subject to risks relating to interest rate or foreign currency exchange rate fluctuations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements of the Registrant and supplementary data are detailed under Item 15 (a) and filed as part of the report on the pages indicated.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with the Partnership’s independent public accountants during the two years ended December 31, 2002.

On May 16, 2002, the general partners dismissed Arthur Andersen LLP (Andersen) as the Partnership’s independent public accountants effective immediately.

Andersen’s reports on the financial statements of the Partnership for the year ended December 31, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the years ended December 31, 2001 and 2000 and through the date of Andersen’s dismissal, there were no disagreements with Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen’s satisfaction, would have caused Andersen to make reference to the subject matter in connection with its report on the financial statements of the Partnership for such year and there were no reportable events as set forth in Item 304(a)(1)(v) of Regulation S-K.

On July 3, 2002, the Partnership engaged Ernst & Young, LLP (Ernst & Young) to audit the financial statements of the Partnership, effective immediately. During the fiscal year ended December 31, 2001, and through the date of appointment of Ernst & Young as the Partnership’s independent public accountants, the Partnership did not consult Ernst & Young with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the financial statements of the Partnership, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

PART III

ITEM 10.	GENERAL PARTNERS OF THE PARTNERSHIP

Wells Capital, Inc.

The executive offices of Wells Capital, Inc., a Georgia corporation, are located at 6200 The Corners Parkway Suite 250, Norcross, Georgia 30092.

Leo F. Wells, III

Mr. Wells is a resident of Atlanta, Georgia, is 59 years of age and holds a Bachelor of Business Administration Degree in Economics from the University of Georgia. Mr. Wells is the President, sole Director and sole shareholder of Wells Real Estate Funds, Inc., which is the parent company of Wells Capital, Wells & Associates, Inc., Wells Management Company, Inc. and Wells Investment Securities, Inc. Mr. Wells is the President and sole Director of Wells Capital, Inc. Mr. Wells is the President of Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which he serves as principal broker. He is also the President, sole Director and sole shareholder of Wells Real Estate Investment Funds, Inc., the parent corporation of Wells Capital, Inc. Mr. Wells is also currently the sole Director and President of Wells Management Company, Inc., a property management company he founded in 1983. In addition, Mr. Wells is the President and Chairman of the Board of Wells Investment Securities, Inc., Wells & Associates, Inc., and Wells Management Company, Inc., which are affiliates of the General Partners. From 1980 to February 1985, Mr. Wells served as vice-president of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. From 1973 to 1976, he was associated with Sax Gaskin Real Estate Company and from 1970 to 1973, he was a real estate salesman and property manager for Roy D. Warren & Company, an Atlanta real estate company.

ITEM 11.	COMPENSATION OF GENERAL PARTNERS AND AFFILIATES

The following table summarizes the compensation and fees (including reimbursement of expenses) paid to the General Partners and their affiliates during the year ended December 31, 2002.

Name of Individual or Number in Group	Capacities in Which Served Form of Compensation	Cash Compensation

Wells Capital, Inc	Acquisition and Advisory Fees and Acquisition Expenses	$529,706

Wells Capital, Inc	General Partner of Wells Partners, L.P. Reimbursement of Organization and Offering Expenses	$493,071

Wells Investment Securities, Inc.	Dealer Manager—Selling Commissions	$1,569,177(1)

Wells Management Company, Inc	Property Manager—Management and Leasing Fees	$46,407(2)

(1)	This amount includes all selling commissions and dealer manager fees paid or payable to Wells Investment Securities, Inc., a substantial portion of which were reallocated to other broker-dealers.

(2)	These fees are not paid directly by the Partnership but are paid by the joint venture entities, which owns the properties for which the property management and leasing services relate and include management and leasing fees, which were accrued in 2002, but not actually paid until January 2003.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

No Limited Partner is known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership.

Set forth below is the security ownership of management as of February 28, 2003.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Cash Preferred Status Units	Leo F. Wells, III	2,095.95 Units (IRA, 401(k) and ProfitSharing)	Less than 1%

No arrangements exist which would, upon operation, result in a change in control of the Partnership.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The compensation and fees paid or to be paid by the Partnership to the General Partners and their affiliates in connection with the operation of the Partnership are as follows:

Interest in Partnership Cash Flow and Net Sales Proceeds

The General Partners will receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the Limited Partners holding Cash Preferred Status Units have received preferential distributions equal to 10% of their adjusted capital accounts in each fiscal year. The General Partners will also receive a subordinated participation in net sales proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after Limited Partners holding Cash Preferred Status Units have received a return of their adjusted capital contributions plus a 10% cumulative return on their adjusted capital contributions and Limited Partners holding Tax Preferred Units have received a return of their adjusted capital contributions plus a 15% cumulative return on their adjusted capital contributions; provided, however, that in no event shall the General Partners receive in the aggregate in excess of 15% of net sales proceeds and net financing proceeds remaining after payments to Limited Partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners did not receive any distributions from net cash flow from operations or net sales proceeds for the year ended December 31, 2002.

Property Management and Leasing Fees—Incurred by the Joint Venture

Wells Management Company, Inc., an affiliate of the General Partners, receives compensation for supervising the management and leasing of the Partnership properties equal to the lesser of (a) fees that would be paid to a comparable outside firm or (b) 4.5% of the gross revenues generally paid over the life of the lease plus a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month’s rent. In the case of commercial properties which are leased on a long-term (ten or more years) net basis, the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term.

Management and leasing fees are not paid directly by the Partnership but by the joint venture entity, which owns the properties. The Partnership’s share of these fees was $46,407 for the year ended December 31, 2002.

Real Estate Commissions

In connection with the sale of Partnership properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (A) 50% of the commissions customarily charged by other brokers in arm’s-length transactions involving comparable properties in the same geographic area or (B) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after Limited Partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. No real estate commissions were paid to the General Partners or affiliates for the year ended December 31, 2002.

Acquisition and Advisory Fees and Expenses

The Partnership pays Acquisition and Advisory Fees and Acquisition Expenses to Wells Capital, Inc. for acquisition and advisory services performed on the Partnership’s behalf. These payments, as provided by the Partnership Agreement, are equal to 3.5% of the Limited Partners’ capital contributions. Acquisition and Advisory Fees and Acquisition Expenses paid as of December 31, 2002, amounted to $953,151 and represented approximately 3.5% of the Limited Partners’ capital contributions.

Organizational and Offering Expenses

Wells Capital, Inc. (the “Company”) pays all the organization and offering expenses for the Partnership. The Company may be reimbursed by the Partnership to the extent that such organization and offering expenses do not exceed 3% of total Limited Partners’ capital contributions. As of December 31, 2002, the Partnership had reimbursed the Company for $816,987 in organization and offering expenses, which amounted to approximately 3% of Limited Partners’ capital contributions.

Expense Reimbursements

See Note 8 to the Partnership’s financial statements included with this report for a description of the administrative costs and reimbursements made to the General Partners and their affiliates during the year ended December 31, 2002.

ITEM 14.	CONTROLS AND PROCEDURES

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

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)1.

Financial Statements
The Financial Statements are contained on pages F-2 through F-32 of this Annual Report on Form 10-K, and the list of the Financial Statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

(a)2.	The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(b)	The Partnership filed a Current Report on Form 8-K dated December 12, 2002 reporting the acquisition of an interest in the John Wiley Indianapolis Building.

(c)	The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibits Index attached hereto.

(d)	Not applicable.

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XIII, L.P. (Registrant) By: WELLS CAPITAL, INC. (Corporate General Partner)

March 31, 2003	/s/ LEO F. WELLS, III
Leo F. Wells, III President

March 31, 2003	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

CERTIFICATIONS

I, Leo F. Wells, III, certify that:

1.	I have reviewed this annual report on Form 10-K of the Partnership;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared,

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the board of directors of the corporate General Partner:

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 31, 2003	By:	/s/ LEO F. WELLS, III
Leo F. Wells, III Principal Executive Officer

CERTIFICATIONS

I, Douglas P. Williams, certify that:

1.	I have reviewed this annual report on Form 10-K of the Partnership;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared,

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the board of directors of the corporate General Partner:

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 31, 2003	By:	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer

EXHIBIT INDEX

TO

2002 FORM 10-K

OF

WELLS REAL ESTATE FUND XIII, L.P.

The following documents are filed as exhibits to this report. Those exhibits previously filed and incorporated herein by reference are identified below by an asterisk. For each such asterisked exhibit, there is shown below the description of the previous filing. Exhibits which are not required for this report are omitted.

Exhibit Number	Description of Document

*3.1

Agreement of Limited Partnership of Wells Real Estate Fund XIII, L.P. (Exhibit 3.1 to Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., as amended to date, Commission File No. 333-48984)

*3.2

Certificate of Limited Partnership of Wells Real Estate Fund XIII, L.P. dated September 15, 1998 (Exhibit 3.2 to Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., as amended to date, Commission File No. 333-48984)

*3.3

Certificate of Amendment to the Certificate of Limited Partnership of Wells Real Estate Fund XIII, L.P. dated October 20, 2000 (Exhibit 3.2(a) to Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., as amended to date, Commission File No. 333-48984)

*10.1

Management and Leasing Agreement with Wells Management Company, Inc. (Exhibit 10.2 to Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., as amended to date, Commission File No. 333-48984)

*10.2

Joint Venture Partnership Agreement of Wells Fund XIII-REIT Joint Venture Partnership (Exhibit 10.85 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.3

Agreement for the Purchase and Sale of Property for the AmeriCredit Building (Exhibit 10.86 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-44900)

*10.4	Lease Agreement for the AmeriCredit Building (Exhibit 10.87 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.5	Purchase Agreement for the ADIC Buildings (Exhibit 10.6 to Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., as amended to date, Commission File No. 333-48984)

*10.6

Purchase Agreement for the land immediately adjacent to the ADIC Buildings (Exhibit 10.7 to Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., as amended to date, Commission File No. 333-48984)

*10.7	Lease Agreement for the ADIC Buildings (Exhibit 10.8 to Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., as amended to date, Commission File No. 333-48984)

*10.8	Purchase Agreement for the John Wiley Indianapolis Building (Exhibit 10.9 to Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., as amended to date, Commission File No. 333-48984)

*10.9	Lease Agreement with John Wiley & Sons, Inc. ((Exhibit 10.10 to Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., as amended to date, Commission File No. 333-48984)

*10.10

Amendment #2 to Lease Agreement with John Wiley & Sons, Inc. ((Exhibit 10.11 to Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., as amended to date, Commission File No. 333-48984)

*10.11	Amendment #3 to Lease Agreement with John Wiley & Sons, Inc. (Exhibit 10.12 to Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., as amended to date, Commission File No. 333-48984)

99.1	Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT

TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT BEEN

REGISTERED PURSUANT TO SECTION 12 OF THE ACT.

No annual report or proxy material relating to an annual or other meeting of security holders has been sent to security holders.

REPORT OF INDEPENDENT AUDITORS

The Partners

Wells Real Estate Fund XIII, L.P.

We have audited the accompanying balance sheet of Wells Real Estate Fund XIII, L.P. (a Georgia public limited partnership) as of December 31, 2002 and the related statements of income, partners’ capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Wells Real Estate Fund XIII, L.P. as of December 31, 2001, and for the year then ended were audited by other auditors who have ceased operations and whose report dated January 25, 2002 expressed an unqualified opinion on those financial statements before the restatement adjustments and disclosures described in Note 1.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund XIII, L.P. at December 31, 2002 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

As discussed above, the financial statements of Wells Real Estate Fund XIII, L.P. as of December 31, 2001 and for the year then ended were audited by other auditors who have ceased operations. As described in Note 1, these financial statements have been restated. We audited the adjustments described in Note 1 that were applied to restate the 2001 financial statements. Our procedures included (a) agreeing the amounts in the restatement adjustments column to the corresponding accounts maintained in the underlying records of the Partnership, and (b) testing the application of the adjustments to the previously reported amounts. In our opinion, such adjustments are appropriate and have been properly applied. Additionally, as described in Note 1, these financial statements have been revised to include disclosure of the number of Cash Preferred and Tax Preferred weighted average limited partner units outstanding for the year ended December 31, 2001 on the statement of income. Our audit procedures with respect to this disclosure included recalculating the number of Cash Preferred and Tax Preferred weighted average limited partner units outstanding for the year ended December 31, 2001 by dividing the net income amount allocated to Cash Preferred limited partners and net loss amount allocated to Tax Preferred limited partners, previously reported on the statement of income in 2001, by the amount of net income per weighted average Cash Preferred limited partner unit and net loss per weighted average Tax Preferred limited partner unit, previously reported on the statement of income in 2001, respectively. In our opinion, the disclosure of the number of Cash Preferred and Tax Preferred weighted average limited partner units outstanding on the statement of income for the year ended December 31, 2001 is appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of Wells Real Estate Fund XIII, L.P. other than with respect to such restatement adjustments and disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

/s/ ERNST & YOUNG LLP

Atlanta, Georgia

January 24, 2003

(The following is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the financial statements of Wells Real Estate Fund XIII, L.P. for the fiscal year ended December 31, 2001 included in the previous year’s Form 10-K filing. This audit report has not been reissued by Arthur Andersen in connection with the filing of this form 10-K for the fiscal year ended December 31, 2002.)

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Wells Real Estate Fund XIII, L.P.:

We have audited the accompanying balance sheets of WELLS REAL ESTATE FUND XIII, L.P. (a Georgia public limited partnership) as of December 31, 2001 and 2000, the related statement of income for the year ended December 31, 2001, the statements of partners’ capital for the years ended December 31, 2001 and 2000, and the statement of cash flows for the year ended December 31, 2001. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund XIII, L.P. as of December 31, 2001 and 2000, the results of its operations for the year ended December 31, 2001, its partners’ capital for the years ended December 31, 2001 and 2000, and its cash flows for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Atlanta, Georgia

January 25, 2002

WELLS REAL ESTATE FUND XIII, L.P.

(A Georgia Public Limited Partnership)

BALANCE SHEETS

DECEMBER 31, 2002 AND 2001

ASSETS
	2002	2001
CASH AND CASH EQUIVALENTS	$6,296,043	$961,837
INVESTMENT IN JOINT VENTURE	17,177,001	8,453,438
DUE FROM JOINT VENTURE	201,131	65,076
DEFERRED PROJECTS COSTS	256,100	38,260

Total assets	$23,930,275	$9,518,611

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Accounts payable	$150,698	$105,447
Due to affiliate	57,760	12,218
Partnership distribution payable	253,697	70,000

	462,155	187,665

COMMITMENTS AND CONTINGENCIES
PARTNERS’ CAPITAL:
Limited partners (4,500,000 units authorized):
Original
Cash preferred—2,201,817 and 880,001 units issued and outstanding as of December 31, 2002 and 2001, respectively	19,215,466	7,704,052
Tax preferred—521,472 and 191,522 units issued and outstanding as of December 31, 2002 and 2001, respectively	4,252,654	1,626,894

Total partners’ capital	23,468,120	9,330,946

Total liabilities and partners’ capital	$23,930,275	$9,518,611

See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

	2002	2001
REVENUES:
Equity in income of Joint Venture	$531,457	$58,610
Interest income	89,924	38,075

	621,381	96,685

EXPENSES:
Partnership administration	116,336	41,142
Legal and accounting	20,569	16,630
Other general and administrative	6,091	4,045

	142,996	61,817

NET INCOME	$478,385	$34,868

NET LOSS ALLOCATED TO GENERAL PARTNERS	$0	$(500)

NET INCOME ALLOCATED TO CASH PREFERRED LIMITED PARTNERS	$795,851	$84,293

NET LOSS ALLOCATED TO TAX PREFERRED LIMITED PARTNERS	$(317,466)	$(48,925)

NET INCOME PER WEIGHTED AVERAGE CASH PREFERRED LIMITED PARTNER UNIT	$0.52	$0.20

NET LOSS PER WEIGHTED AVERAGE TAX PREFERRED LIMITED PARTNER UNIT	$(1.02)	$(0.55)

DISTRIBUTIONS PER WEIGHTED AVERAGE CASH PREFERRED LIMITED PARTNER UNIT	$0.52	$0.16

WEIGHTED AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CASH PREFERRED	1,536,463	425,591

TAX PREFERRED	311,049	89,177

See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

(a Georgia Public Limited Partnership)

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

	Limited Partners
	Original	Cash Preferred		Tax Preferred		General Partners	Total Partners’ Capital
		Units	Amount	Units	Amount
BALANCE, December 31, 2000	$100	0	0	0	0	$500	$600

Net income (loss)	0	0	84,293	0	(48,925)	(500)	34,868
Partnership distributions	0	0	(70,000)	0	0	0	(70,000)
Limited partner contributions	0	880,001	8,800,012	191,522	1,915,220	0	10,715,232
Sales commissions and discounts	0	0	(843,793)	0	(181,944)	0	(1,025,737)
Offering costs	0	0	(266,460)	0	(57,457)	0	(323,917)
Return of capital	(100)	0	0	0	0	0	(100)

BALANCE, December 31, 2001	0	880,001	7,704,052	191,522	1,626,894	0	9,330,946

Net income (loss)	0	0	795,851	0	(317,466)	0	478,385
Partnership distributions	0	0	(804,408)	0	0	0	(804,408)
Limited partner contributions	0	1,314,716	13,147,155	337,050	3,370,500	0	16,517,655
Sales commissions and discounts	0	0	(1,288,932)	0	(272,455)	0	(1,561,387)
Offering costs	0	0	(391,955)	0	(101,116)	0	(493,071)
Tax preferred conversion elections	0	7,100	53,703	(7,100)	(53,703)	0	0

BALANCE, December 31, 2002	$0	2,201,817	$19,215,466	521,472	$4,252,654	$0	$23,468,120

See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

(a Georgia Public Limited Partnership)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2002 and 2001

	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$478,385	$34,868

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in income of Joint Venture	(531,457)	(58,610)
Changes in assets and liabilities:
Accounts payable	45,251	105,447

Total adjustments	(486,206)	46,837

Net cash (used in) provided by operating activities	(7,821)	81,705

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions received from Joint Venture	607,033	31,165
Contributions to Joint Venture	(8,577,786)	(8,151,426)
Deferred project costs paid	(529,706)	(371,324)

Net cash used in investing activities	(8,500,459)	(8,491,585)

CASH FLOWS FROM FINANCING ACTIVITIES:
Limited partners’ contributions	16,442,773	10,630,964
Sales commissions	(1,486,505)	(941,469)
Offering costs paid	(493,071)	(318,278)
Distributions to partners from accumulated earnings	(620,711)	0
Return of capital paid to original limited partner	0	(100)

Net cash provided by financing activities	13,842,486	9,371,117

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,334,206	961,237
CASH AND CASH EQUIVALENTS, beginning of year	961,837	600

CASH AND CASH EQUIVALENTS, end of year	$6,296,043	$961,837

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Joint Venture distributions receivable	$201,131	$65,076

Deferred project costs contributed to Joint Venture	$357,408	$339,643

Deferred project costs due to affiliate	$45,542	$6,579

Partnership distributions payable	$253,697	$70,000

Discounts applied to limited partner contributions	$74,882	$84,268

See accompanying notes

WELLS REAL ESTATE FUND XIII, L.P.

(A Georgia Public Limited Partnership)

DECEMBER 31, 2002 AND 2001

NOTES TO FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Wells Real Estate Fund XIII, L.P. (the “Partnership”) is a public limited partnership organized on September 15, 1998 under the laws of the state of Georgia. The general partners are Leo F. Wells, III and Wells Capital, Inc. (the “Company”). Upon subscription for units, each limited partner must elect whether to have his/her units treated as cash preferred units or tax preferred units. Thereafter, limited partners have the right to change their prior elections to have some or all of their units treated as cash preferred units or tax preferred units one time during each quarterly accounting period. Limited partners may vote to, among other things: (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, (c) remove a general partner, (d) elect a new general partner, (e) dissolve the Partnership, and (f) approve a sale of all or substantially all of the Partnership’s assets, subject to certain limitations. Each limited partnership unit has equal voting rights, regardless of class. The Partnership had no operations as of December 31, 2000, commenced operations on June 14, 2001 and made an initial investment in Fund XIII-REIT Associates (the “Joint Venture”) on June 27, 2001.

The Partnership was formed to acquire and operate commercial real estate properties, including properties which are either to be developed, are currently under development or construction, are newly constructed, or have operating histories.

As of December 31, 2002, the Partnership owned interests in the following three properties through the affiliated Joint Venture listed below:

Joint Venture	Joint Venture Partners	Properties
Fund XIII-REIT Associates (the “Joint Venture”)	Wells Real Estate Fund XIII, L.P. Wells Operating Partnership, L.P.*	1. AmeriCredit Building (Acquired on July 16, 2001) A two-story office building located in Orange Park, Clay County, Florida

2. ADIC Buildings (Acquired on December 21, 2001) Two connected one-story office and assembly buildings located in Douglas, Parker County, Colorado

3. John Wiley Building (Acquired on December 12, 2002) A four-story office building located in Fishers, Hamilton County, Indiana

*	Wells Operating Partnership, L.P. (“Wells OP”) is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. (“Wells REIT”) serving as its general partner; Wells REIT is a Maryland corporation that qualifies as a real estate investment trust.

WELLS REAL ESTATE FUND XIII, L.P.

(A Georgia Public Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (Continued)

Use of Estimates

The preparation of the Partnership’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Income Taxes

The Partnership is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners are required to include their respective shares of profits and losses in their individual income tax returns.

Limited Partner Contributions

On September 15, 1998, the Partnership was organized under the laws of the state of Georgia upon accepting initial contributions from the General Partners and Original Limited Partner of $500 and $100, respectively. On March 29, 2001, the Partnership commenced a public offering of up to $45,000,000 of limited partnership units ($10.00 per unit). As of December 31, 2002, the Partnership accepted subscriptions for approximately 2,201,817 cash preferred units and 521,472 tax preferred units, net of conversions, held by a total of 1,176 Limited Partners, respectively, for total Limited Partner capital contributions of $27,232,886. Pursuant to the terms of the partnership agreement, the Original Partner’s interest in the partnership was redeemed for $100 upon the admission of additional limited partners following commencement of the offering.

Distributions of Net Cash From Operations

Cash available for distribution, as defined by the partnership agreement, will be distributed to the limited partners on a quarterly basis. In accordance with the partnership agreement, distributions are paid first to limited partners holding cash preferred units until they have received a 10% per annum return on their net capital contributions, as defined. Then, such distributions are paid to the general partners until they have received 10% of the total amount distributed to date. Any remaining cash available for distribution is split 90% to the limited partners holding cash preferred units and 10% to the general partners. No cash distributions will be made to the limited partners holding tax preferred units.

Distribution of Sale Proceeds

Upon the sale of properties, the net sale proceeds will be distributed in the following order:

•	To limited partners holding units which at any time have been treated as tax preferred units until they receive an amount necessary to equal the net cash available for distribution received by the limited partners holding cash preferred units on a per unit basis

•	To limited partners on a per unit basis until each limited partner has received 100% of his/her net capital contributions, as defined

•	To all limited partners on a per unit basis until they receive a cumulative 10% per annum return on their net capital contributions, as defined

WELLS REAL ESTATE FUND XIII, L.P.

(A Georgia Public Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (Continued)

•	To limited partners on a per unit basis until they receive an amount equal to their preferential limited partner return (defined as the sum of a 10% per annum cumulative return on net capital contributions for all periods during which the units were treated as cash preferred units and a 15% per annum cumulative return on net capital contributions for all periods during which the units were treated as tax preferred units)

•	To the general partners until they have received 100% of their capital contributions, as defined

•	Then, if limited partners have received any excess limited partner distributions (defined as distributions to limited partners over the life of their investment in the Partnership in excess of their net capital contributions, as defined, plus their preferential limited partner return), to the general partners until they have received distributions equal to 20% of the sum of any such excess limited partner distributions plus distributions made to the general partners pursuant to this provision

•	Thereafter, 80% to the limited partners on a per unit basis and 20% to the general partners

Allocation of Net Income, Net Loss, and Gain on Sale

Net income is defined as net income recognized by the Partnership, excluding deductions for depreciation and amortization. Net income, as defined, of the Partnership will be allocated each year in the same proportion that net cash from operations is distributed to the partners. To the extent the Partnership’s net income in any year exceeds net cash from operations, it will be allocated 99% to the limited partners holding cash preferred units and 1% to the general partners.

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

Gain on the sale or exchange of the Partnership’s properties will be allocated generally in the same manner that the net proceeds from such sale are distributed to partners after the following allocations are made, if applicable: (a) allocations made pursuant to the qualified income offset provisions of the partnership agreement, (b) allocations to partners having negative capital accounts until all negative capital accounts have been restored to zero, and (c) allocations to limited partners holding tax preferred units in amounts equal to the deductions for depreciation and amortization previously allocated to them with respect to the specific partnership property sold, but not in excess of the amount of gain on sale recognized by the Partnership with respect to the sale of such property.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

WELLS REAL ESTATE FUND XIII, L.P.

(A Georgia Public Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (Continued)

Investment in Joint Venture

Basis of Presentation

The Partnership does not have control over the operations of the Joint Venture; however, it does exercise significant influence. Accordingly, the Partnership’s investment in the Joint Venture is recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions and net income (loss) attributable to the Partnership, as further described below.

Partner’s Distributions and Allocations of Profit and Loss

Cash available for distribution and allocations of profit and loss to the Partnership by the Joint Venture are made in accordance with the terms of the joint venture agreement. Generally, these items are allocated in proportion to the partners’ respective ownership interests. Cash is paid from the Joint Venture to the Partnership quarterly.

Real Estate Assets

The Joint Venture’s real estate assets are stated at cost less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful lives of the related assets. All repairs and maintenance expenditures are expensed as incurred. Depreciation for buildings and improvements is calculated using the straight-line method over 25 years. Tenant improvements are amortized over the life of the related lease or real estate asset.

Management continually monitors events and changes in circumstances that could indicate that carrying amounts of real estate assets may not be recoverable. When indicators of potential impairment are present, management assesses the recoverability of the assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future cash flows expected from the use and eventual disposition of the asset. In the event the expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Joint Venture to date.

Revenue Recognition

The Joint Venture’s leases typically include renewal options, escalation provisions and provisions requiring tenants to reimburse the Joint Venture for a pro rata share of operating costs incurred. All of the joint ventures leases are classified as operating leases, and the related rental income, including scheduled rental rate increases (other than scheduled increases based on the Consumer Price Index) is recognized on a straight-line basis over the terms of the respective leases. Rental revenues collected in advance are recorded as deferred rent in the accompanying balance sheets.

WELLS REAL ESTATE FUND XIII, L.P.

(A Georgia Public Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (Continued)

Rental Income

The future minimum rental income due to the Fund XIII and REIT Joint Venture under non-cancelable operating leases at December 31, 2002 is as follows:

Year ended December 31:
2003	$4,827,174
2004	4,911,590
2005	4,968,851
2006	4,881,668
2007	4,944,776
Thereafter	14,815,654

$39,349,713

Two tenants contributed approximately 45% and 42% of rental income for the year ended December 31, 2002. In addition, three tenants will contribute approximately 36%, 32% and 30% of future minimum rental income.

   Intangible Lease Asset

On January 1, 2002, the Joint Venture adopted Statement of Financial Accounting Standard (“SFAS”) No. 141 and SFAS No. 142, which govern the accounting treatment of intangible assets and liabilities acquired in connection with a business combination or asset acquisition. As part of the real estate asset acquisition procedures, the Joint Venture evaluates whether intangible assets or liabilities related to above/below market leases are acquired in connection with each acquisition. Such intangible lease assets or liabilities are recorded based upon their estimated fair market values at the date of acquisition, and are amortized to rental revenues over the respective lease terms.

Restatement Adjustments and Disclosures

As further described in Note 3, the Partnership pays a percentage of capital contributions to the Company for reimbursement of offering costs pursuant to the terms of the partnership agreement. Historically, the Partnership has capitalized deferred offering costs, with a corresponding amount due to affiliate, equal to the lesser of actual costs incurred by the Company or 3% of the maximum gross limited partner contributions authorized by the Partnership. As the Company was reimbursed, the Partnership reduced partners capital and reversed the deferred offering costs accrual accordingly. Currently, the Partnership reduces partners’ capital directly as the Company is reimbursed for offering costs equal to the lesser of actual costs incurred or 3% of aggregate gross limited partner contributions received to date. Consequently, the accompanying balance sheet as of December 31, 2001 has been restated to reflect the effects of this revised presentation as summarized below:

WELLS REAL ESTATE FUND XIII, L.P.

(A Georgia Public Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (Continued)

	As of December 31, 2001
	As Previously Reported	Restatement Adjustments	As Restated
Assets:
Deferred Offering Costs	$1,088,679	$(1,088,679)	$0

Liabilities:
Due To Affiliate	$1,100,897	$(1,088,679)	$12,218

This change in presentation will have no impact on the financial position, net income, or cash flows of the Partnership.

Furthermore, the statement of income for the year ended December 31, 2001 has been revised to include disclosure of Class A and Class B weighted average limited partner units outstanding for the year ended December 31, 2001.

2.	DEFERRED PROJECT COSTS

The Partnership pays a percentage of limited partner contributions to the Company for acquisition and advisory services. These payments, as stipulated by the partnership agreement, are equal to 3.5% of limited partner contributions, subject to certain overall limitations contained in the partnership agreement. Aggregate fees paid through December 31, 2002 were $953,151 and amounted to 3.5% of limited partners’ contributions received. These fees are allocated to specific properties as they are purchased or developed and are included in the capitalized assets of the Joint Venture. Deferred project costs at December 31, 2002 represent fees not yet allocated to specific properties.

3.	OFFERING COSTS

As of December 31, 2002, the Company had paid offering expenses on behalf of the Partnership in the aggregate amount of $1,940,585, of which the Partnership has reimbursed the Company for $816,987, approximately 3% of aggregate gross offering proceeds. Offering costs, to the extent they exceed 3% of gross offering proceeds, will be paid by the Company and not by the Partnership. Offering costs include such costs as legal and accounting fees, printing costs, and other offering expenses, but do not include sales or underwriting commissions.

4.	RELATED-PARTY TRANSACTIONS

Due from Joint Venture at December 31, 2002 represents the Partnership’s share of the cash to be distributed from its investment in the Joint Venture with respect to the fourth quarter of 2002.

The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the general partners. In consideration for the management and leasing of the Partnership’s properties, the joint venture pays Wells Management

WELLS REAL ESTATE FUND XIII, L.P.

(A Georgia Public Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (Continued)

management and leasing fees equal to the lesser of (a) fees that would be paid to a comparable outside firm or (b) 4.5% of the gross revenues generally paid over the life of the lease plus a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month’s rent. In the case of commercial properties which are leased on a long-term net basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. During 2002 and 2001, the Partnership had paid $90,395 and $31,671 to the Company and its affiliates for reimbursement of such administrative services

The Partnership incurred management and leasing fees, at the Joint Venture level, of $46,407 and $3,558 for the year ended December 31, 2002 and 2001, respectively, which were paid to Wells management.

The Company performs certain administrative services for the Partnership, such as accounting and other partnership administration, and incurs the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on time spent on each fund by individual administrative personnel. In the opinion of management, such allocation is a reasonable estimation of such expenses. For the year ended December 31, 2002, the Partnership paid $90,395 to the Company for such administrative services.

The general partners are also general partners in other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners in the capacity as general partners for other Wells Real Estate Funds may be in competition with the Partnership for tenants in similar geographic markets.

5.	INVESTMENT IN JOINT VENTURE

On June 27, 2001, the Partnership entered into a joint venture with Wells OP to form the Joint Venture. On July 16, 2001, the Joint Venture purchased an 85,000-square foot, two-story office building known as the AmeriCredit Building in Clay County, Florida. On December 21, 2001, the Joint Venture purchased two connected one-story office and assembly buildings, consisting of 148,200 square feet, known as the ADIC Buildings in Douglas County, Colorado. On December 12, 2002, the Joint Venture purchased a four-story office building containing 141,000-square feet known as the John Wiley Building in Hamilton County, Indiana.

The Partnership’s investment and percentage ownership in the Joint Venture at December 31, 2002 and 2001, respectively, are summarized as follows:

	2002		2001
	AMOUNT	Percent	AMOUNT	Percent
Fund XIII – REIT Associates	$17,177,001	39%	$8,453,438	32%

WELLS REAL ESTATE FUND XIII, L.P.

(A Georgia Public Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (Continued)

The following is a roll-forward of the Partnership’s investment in the Joint Venture for the years ended December 31, 2002 and 2001:

	2002	2001
Investment in Joint Venture, beginning of year	$8,453,438	$0
Equity in income of Joint Venture	531,457	58,610
Contributions to Joint Venture	8,935,194	8,491,069
Distributions from Joint Venture	(743,088)	(96,241)
Investment in Joint Venture, end of year	$17,177,001	$8,453,438

Following is selected financial information for the Fund XIII and REIT Joint Venture:

Fund XIII-REIT Associates

(A Georgia Joint Venture)

Balance Sheet

December 31, 2002 and 2001

Assets
	2002	2001
Real estate assets, at cost:
Land	$5,078,504	$3,724,819
Building and improvements, less accumulated depreciation of $1,244,330 in 2002 $266,605 in 2001	37,517,783	22,783,948

Total real estate assets	42,596,287	26,508,767
Intangible lease asset	1,164,414	0
Cash and cash equivalents	693,464	460,380
Accounts receivable	386,761	72,009

Total assets	$44,840,926	$27,041,156

Liabilities and Partners’ Capital
Liabilities:
Partnership distributions payable	$604,859	$315,049
Accounts payable	84,982	145,331

Total liabilities	689,841	460,380

Partners’ capital:
Wells Real Estate Fund XIII	17,177,001	8,453,438
Wells Operating Partnership, L.P.	26,974,084	18,127,338

Total partners’ capital	44,151,085	26,580,776

Total liabilities and partners’ capital	$44,840,926	$27,041,156

WELLS REAL ESTATE FUND XIII, L.P.

(A Georgia Public Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (Continued)

Fund XIII-REIT Associates

(A Georgia Joint Venture)

Statements of Income for the year ended December 31, 2002 and for the Period From June 27, 2001 (Inception of Operations)

Through December 31, 2001

	2002	2001
Revenues:
Rental income	$2,935,335	$706,373
Reimbursement income	9,590	0

	2,944,925	706,373
Expenses:
Depreciation	977,725	266,605
Management and leasing fees	119,916	26,954
Operating costs	152,065	48,415
Joint Venture administration	36,058	5,244
Legal and accounting	9,532	2,800

	1,295,296	350,018

Net income	$1,649,629	$356,355

Net income allocated to Wells Fund XIII	$531,457	$58,610

Net income allocated to Wells OP	$1,118,172	$297,745

WELLS REAL ESTATE FUND XIII, L.P.

(A Georgia Public Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (Continued)

Fund XIII-REIT Associates

(A Georgia Joint Venture)

Statements of Partners’ Capital

for the year ended December 31, 2002 and

for the Period From June 27, 2001 (Inception)

Through December 31, 2001

	Wells Real Estate Fund XIII	Wells Operating Partnership, L.P.	Total Partners’ Capital
Balance, June 27, 2001 (inception)	$0	$0	$0

Net income	58,610	297,745	356,355
Partnership contributions	8,491,069	18,285,076	26,776,145
Partnership distributions	(96,241)	(455,483)	(551,724)

Balance, December 31, 2001	8,453,438	18,127,338	26,580,776

Net income	531,457	1,118,172	1,649,629
Partnership contributions	8,935,194	9,294,465	18,229,659
Partnership distributions	(743,088)	(1,565,891)	(2,308,979)

Balance, December 31, 2002	$17,177,001	$26,974,084	$44,151,085

WELLS REAL ESTATE FUND XIII, L.P.

(A Georgia Public Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (Continued)

Fund XIII-REIT Associates

(A Georgia Joint Venture)

Statements of Cash Flows

for the year ended December 31, 2002 and

for the Period From June 27, 2001 (Inception)

Through December 31, 2001

	2002	2001
Cash flows from operating activities:
Net income	$1,649,629	$356,355

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	977,725	266,605
Changes in assets and liabilities:
Accounts receivable	(314,752)	(72,009)
Accounts payable	(60,349)	145,331

Total adjustments	602,624	339,927

Net cash provided by operating activities	2,252,253	696,282

Cash flows from investing activities:
Investment in real estate	(16,342,287)	(25,779,337)
Investment in intangible lease asset	(1,164,414)	0

Net cash used in investing activities	(17,506,701)	(25,779,337)
Cash flows from financing activities:
Contributions from joint venture partners	17,506,701	25,780,110
Distributions to joint venture partners	(2,019,169)	(236,675)

Net cash provided by financing activities	15,487,532	25,543,435

Net increase in cash and cash equivalents	233,084	460,380
Cash and cash equivalents, beginning of period	460,380	0

Cash and cash equivalents, end of year	$693,464	$460,380

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Deferred project costs contributed to Joint Venture	$722,958	$996,035

Partnership distributions payable	$604,859	$315,049

WELLS REAL ESTATE FUND XIII, L.P.

(A Georgia Public Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (Continued)

6.    INCOME TAX BASIS NET INCOME AND PARTNERS’ CAPITAL

A reconciliation of the Partnership’s financial statement net income to net income presented in accordance with the Federal Income Tax basis of accounting is as follows for the year ended December 31, 2002 and the period ended December 31, 2001:

	2002	2001
Financial statement net income	$478,385	$34,868
Increase in net income resulting from:
Non-deductible meals & entertainment	31	0
Depreciation expense for financial reporting purposes in excess of amounts for income tax purposes	123,208	20,390
Bad debt expense for financial reporting purposes in excess of amounts for income tax purposes	990	0
Rental income accrued for financial reporting purposes in excess of amounts for income tax purposes	(88,030)	6,144

Federal Income Tax basis net income	$514,584	$61,402

A reconciliation of the partners’ capital balances, as presented in the accompanying financial statements, to partners’ capital balances, as presented in accordance with the Federal Income Tax basis of accounting, is as follows for the year ended December 31, 2002 and the period ended December 31, 2001:

	2002	2001
Financial statement partners’ capital	$23,468,120	$9,330,946
Increase in partners’ capital resulting from:
Depreciation expense for financial reporting purposes in excess of amounts for income tax purposes	143,598	20,390
Meals & Entertainment	31	0
Bad debt expense for financial reporting purposes in excess of amounts for income tax purposes	990	0
Capitalization of syndication costs for income tax purposes, which are accounted for as cost of capital for financial reporting purposes	3,404,110	1,349,653
Accumulated rental income accrued for financial reporting purposes in excess of amounts for income tax purposes	(81,886)	6,144
Partnership distributions payable	253,697	70,000

Income tax basis partners’ capital	$27,188,660	$10,777,133

WELLS REAL ESTATE FUND XIII, L.P.

(A Georgia Public Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (Continued)

7.	QUARTERLY RESULTS (UNAUDITED)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2002 and 2001:

	2002 Quarters Ended
	March 31	June 30	September 30	December 31
Revenues	$136,116	$136,246	$166,932	$182,087
Net (loss) income	114,119	103,177	132,751	128,338
Net loss allocated to general partners	0	0	0	0
Net income allocated to cash preferred limited partners	187,040	176,484	206,057	226,270
Net loss allocated to tax preferred limited partners	(72,921)	(73,307)	(73,306)	(97,932)
Net income per weighted average cash preferred limited partner unit outstanding	$0.18	$0.15	$0.10	$0.09
Net loss per weighted average tax preferred limited partner unit outstanding (a)	$(0.36)	$(0.32)	$(0.22)	$(0.10)
Distribution per weighted average cash preferred limited partner unit outstanding (a)	$0.14	0.11	$0.13	$0.12

WELLS REAL ESTATE FUND XIII, L.P.

(A Georgia Public Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (Continued)

	2001 Quarters Ended
	March 31	June 30	September 30	December 31
Revenues	$0	$2,238	$32,565	$61,882
Net (loss) income	0	(1,251)	4,409	31,710
Net loss allocated to general partners	0	(13)	(137)	(350)
Net income allocated to cash preferred limited partners	0	0	18,151	66,142
Net loss allocated to tax preferred limited partners	0	(1,238)	(13,605)	(34,082)
Net income per weighted average cash preferred limited partner unit outstanding (a)	$0.00	$0.00	$0.07	$0.16
Net loss per weighted average tax preferred limited partner unit outstanding (a)	0.00	(0.07)	(0.23)	(0.21)
Distribution per weighted average cash preferred limited partner unit outstanding	0.00	0.00	0.00	0.16

(a)	The Partnership began selling limited partnership units to the public in April 2001 and commenced operations in July 2001. Due to the differences in the quarterly computations of weighted average units versus the average for the entire year, the sum of these quarterly amounts do not equal the weighted average totals presented for the year ended December 31, 2001 in the accompanying statements of income. The sum of the quarterly amounts for 2002 are different due to rounding.

8.	PARTNERSHIP ADMINSTRATION AND LEGAL AND ACCOUNTING COSTS:

Partnership administration and legal and accounting costs for the year ended December 31, 2002 are comprised of the following items:

2002
Salary reimbursements	$90,395
Printing expenses	20,400
Legal fees	10,786
Independent accounting fees	9,783
Postage and delivery expenses	3,664
Taxes and licensing fees	1,500
Other	377

Total partnership administration and legal and accounting costs	$136,905

REPORT OF INDEPENDENT AUDITORS

The Partners

Wells Fund XIII-REIT Joint Venture Partnership:

We have audited the accompanying balance sheets of Wells Fund XIII-REIT Joint Venture Partnership, a Georgia Joint Venture, as of December 31, 2002 and 2001, and the related statements of income, partners’ capital, and cash flows for the year ended December 31, 2002 and the period from June 27, 2001 (inception) through December 31, 2001. Our audit also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Fund XIII-REIT Joint Venture Partnership at December 31, 2002 and 2001, and the results of its operations and its cash flows for the year ended December 31, 2002 and the period from June 27, 2001 (inception) through December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1, in 2002 the Joint Venture adopted Statement of Financial Accounting Standards No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.”

/S/  ERNST & YOUNG LLP

Atlanta, Georgia

March 18, 2003

Wells Fund XIII-REIT Joint Venture Partnership

(A Georgia Joint Venture)

Balance Sheets

December 31, 2002 and 2001

Assets
	2002	2001
Real estate assets, at cost:
Land	$5,078,504	$3,724,819
Building and improvements, less accumulated depreciation of $1,244,330 in 2002 and $266,605 in 2001	37,517,783	22,783,948

Total real estate assets	42,596,287	26,508,767
Intangible lease asset	1,164,414	0
Cash and cash equivalents	693,464	460,380
Accounts receivable	386,761	72,009

Total assets	$44,840,926	$27,041,156

Liabilities and Partners’ Capital
Liabilities:
Partnership distributions payable	$604,859	$315,049
Accounts payable	84,982	145,331

Total liabilities	689,841	460,380

Partners’ capital:
Wells Fund XIII	17,177,001	8,453,438
Wells OP	26,974,084	18,127,338

Total partners’ capital	44,151,085	26,580,776

Total liabilities and partners’ capital	$44,840,926	$27,041,156

See accompanying notes.

Wells Fund XIII-REIT Joint Venture Partnership

(A Georgia Joint Venture)

Statements of Income

For the Year Ended December 31, 2002 and for the Period

From June 27, 2001 (Inception)

Through December 31, 2001

	2002	2001
Revenues:
Rental income	$2,935,335	$706,373
Reimbursement income	9,590	0

	2,944,925	706,373
Expenses:
Depreciation	977,725	266,605
Management and leasing fees	119,916	26,954
Operating costs	152,065	48,415
Joint Venture administration	36,058	5,244
Legal and accounting	9,532	2,800

	1,295,296	350,018

Net income	$1,649,629	$356,355

Net income allocated to Wells Fund XIII	$531,457	$58,610

Net income allocated to Wells OP	$1,118,172	$297,745

See accompanying notes.

Wells Fund XIII-REIT Joint Venture Partnership

(A Georgia Joint Venture)

Statements of Partners’ Capital

For the Year Ended December 31, 2002 and

For the Period from June 27, 2001 (Inception)

Through December 31, 2001

	Wells Fund XIII	Wells OP	Total Partners’ Capital
Balance, June 27, 2001 (inception)	$0	$0	$0

Net income	58,610	297,745	356,355
Partnership contributions	8,491,069	18,285,076	26,776,145
Partnership distributions	(96,241)	(455,483)	(551,724)

Balance, December 31, 2001	8,453,438	18,127,338	26,580,776

Net income	531,457	1,118,172	1,649,629
Partnership contributions	8,935,194	9,294,465	18,229,659
Partnership distributions	(743,088)	(1,565,891)	(2,308,979)

Balance, December 31, 2002	$17,177,001	$26,974,084	$44,151,085

See accompanying notes.

Wells Fund XIII-REIT Joint Venture Partnership

(A Georgia Joint Venture)

Statements of Cash Flows

For the Year Ended December 31, 2002

and For the Period From June 27, 2001 (Inception)

Through December 31, 2001

	2002	2001
Cash flows from operating activities:
Net income	$1,649,629	$356,355

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	977,725	266,605
Changes in assets and liabilities:
Accounts receivable	(314,752)	(72,009)
Accounts payable	(60,349)	145,331

Total adjustments	602,624	339,927

Net cash provided by operating activities	2,252,253	696,282

Cash flows from investing activities:
Investment in real estate	(16,342,287)	(25,779,337)
Investment in intangible lease asset	(1,164,414)	0

Net cash used in investing activities	(17,506,701)	(25,779,337)

Cash flows from financing activities:
Contributions from joint venture partners	17,506,701	25,780,110
Distributions to joint venture partners	(2,019,169)	(236,675)

Net cash provided by financing activities	15,487,532	25,543,435

Net increase in cash and cash equivalents	233,084	460,380
Cash and cash equivalents, beginning of period	460,380	0

Cash and cash equivalents, end of period	$693,464	$460,380

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Deferred project costs contributed to Joint Venture	$722,958	$996,035

Partnership distributions payable	$604,859	$315,049

See accompanying notes.

Wells Fund XIII-REIT Joint Venture Partnership

(A Georgia Joint Venture)

Notes to Financial Statements

December 31, 2002 and 2001

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

On June 27, 2001, Wells Real Estate Fund XIII, L.P. (“Wells Fund XIII”) and Wells OP, L.P. (“Wells OP”) entered into a joint venture to form Wells Fund XIII-REIT Joint Venture Partnership (the “Joint Venture”). The general partners of Wells Fund XIII are Leo F. Wells, III and Wells Capital, Inc. Wells OP is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. (“Wells REIT”) serving as its general partner. Wells REIT is a Maryland corporation that qualifies as a real estate investment trust.

The Joint Venture was formed to acquire and operate commercial real properties, including properties to be developed, currently under development or construction, newly constructed or having operating histories. On July 16, 2001, the Joint Venture purchased an 85,000-square foot, two-story office building located in Clay County, Florida, known as the AmeriCredit Building. On December 21, 2001, the Joint Venture purchased two connected one-story office and assembly buildings, consisting of 148,200 square feet, located in Douglas County, Colorado, known as the ADIC Buildings. On December 12, 2002, the Joint Venture purchased a four-story office building containing 141,000-square feet, located in Hamilton County, Indiana, known as the John Wiley Building.

Use of Estimates

The preparation of the Joint Venture’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

The Joint Venture’s leases typically include renewal options, escalation provisions and provisions requiring tenants to reimburse the Joint Venture for a pro rata share of operating costs incurred. All of the Joint Venture’s leases are classified as operating leases, and the related rental income, including scheduled rental rate increases (other than scheduled increases based on the Consumer Price Index) is recognized on a straight-line basis over the terms of the respective leases. Rental revenues collected in advance are recorded as deferred rent.

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, all income and distributions are allocated to Wells Fund XIII and Wells OP in accordance with their respective ownership interests. Net cash from operations is distributed to the joint venture partners on a quarterly basis.

Real Estate Assets

Real estate assets are stated at cost less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful lives of the related assets. All repairs and

Wells Fund XIII-REIT, Joint Venture Partnership

(A Georgia Joint Venture)

Notes to Financial Statements (Continued)

maintenance expenditures are expensed as incurred. Depreciation for buildings and improvements is calculated using the straight-line method over 25 years. Tenant improvements are amortized over the life of the related lease or real estate asset.

Management continually monitors events and changes in circumstances that could indicate that carrying amounts of real estate assets may not be recoverable. When indicators of potential impairment are present, management assesses the recoverability of the assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future cash flows expected from the use and eventual disposition of the asset. In the event the expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Joint Venture to date.

Intangible Lease Asset

On January 1, 2002, the Joint Venture adopted Statement of Financial Accounting Standards No. 141 “Business Combinations,” and Statement of Financial Accounting Standards No. 142 “Goodwill and Intangibles”. These standards govern business combinations and asset acquisitions, and the accounting for acquired intangibles. As part of the acquisition of real estate assets, the Joint Venture determines whether an intangible asset or liability related to above or below market leases was acquired as part of the acquisition of the real estate. As a result of adopting the standards, an amount totaling $1,164,414 has been recorded as an intangible lease asset relating to an above market lease arrangement for the John Wiley Building acquired in 2002. The intangible asset is recorded at estimated fair market value at the date of acquisition, and is amortized over the remaining term of the respective lease as a reduction of rental income. The weighted average amortization period for the intangible lease asset was approximately 7 years. This intangible will be amortized as follows:

For the year ending December 31:	Intangible Lease Asset
2003	$144,825
2004	144,825
2005	161,960
2006	185,949
2007	185,949
Thereafter	340,906

$1,164,414

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Wells Fund XIII-REIT, Joint Venture Partnership

(A Georgia Joint Venture)

Notes to Financial Statements (Continued)

Accounts Receivable

Accounts receivable are comprised of tenant receivables and straight-line rent receivables. Management assesses the collectibility of accounts receivable on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. No such allowances have been recorded as of December 31, 2002 or 2001.

Income Taxes

The Joint Venture is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners of Wells Fund XIII and Wells OP are required to include their respective share of profits and losses from the Joint Venture in their individual income tax returns.

2.	RELATED-PARTY TRANSACTIONS

Wells Fund XIII and Wells OP entered into a property management and leasing agreement with Wells Management, Inc. (“Wells Management”), an affiliate of the general partners. In consideration for supervising the management and leasing of the Joint Venture’s properties, the Joint Venture will pay Wells Management management and leasing fees equal to the lesser of (a) fees that would be paid to a comparable outside firm or (b) 4.5% of the gross revenues generally paid over the life of the lease plus a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month’s rent. In the case of commercial properties which are leased on a long-term net basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term.

The Joint Venture incurred management and leasing fees of $119,916 and $26,954 for the years ended December 31, 2002 and 2001, respectively.

Wells Capital, Inc., an affiliate of Wells Partners, L.P., and its affiliates perform certain administrative services for the various Wells Real Estate Funds and joint ventures, such as accounting and other general administration, and incur the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. During 2002 and 2001, the Joint Venture reimbursed $36,058 and $5,244, respectively, to Wells Capital, Inc. and its affiliates for these services.

Wells Fund XIII-REIT, Joint Venture Partnership

(A Georgia Joint Venture)

Notes to Financial Statements (Continued)

The general partners of Wells Fund XIII and Wells OP are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Joint Venture for tenants in similar geographic markets.

3.	RENTAL INCOME

The future minimum rental income due to the Joint Venture under non-cancelable operating leases at December 31, 2002 is as follows:

Year ended December 31:	Intangible Lease Asset
2003	$4,827,174
2004	4,911,590
2005	4,968,851
2006	4,881,668
2007	4,944,776
Thereafter	14,815,654

$39,349,713

Two tenants contributed approximately 45% and 42% of rental income for the year ended December 31, 2002. In addition, three tenants will contribute approximately 36%, 32% and 30% of future minimum rental income.

WELLS FUND XIII-REIT JOINT VENTURE PARTNERSHIP

(A Georgia Joint Venture)

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2002

Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent To Acquisition	Gross Amount at Which Carried at December 31, 2002				Accumulated Depreciation	Date of Construction	Date Acquired	Life on which Depreciation is Computed(d)
		Land	Buildings and Improvements		Land	Buildings and Improvements	Construction in Progress	Total
AMERICREDIT BUILDING(a)	None	$1,610,000	$10,931,426	$521,832	$1,677,084	$11,386,173	$0	$13,063,257	$683,170	2001	07/16/01	20 to 25 years
ADIC BUILDING(b)	None	1,954,213	11,215,622	542,280	2,047,735	11,664,380	0	13,712,115	504,906	2001	12/21/01	20 to 25 years
JOHN WILEY BUILDING(c)	None	1,300,000	15,042,288	722,957	1,353,685	15,711,560	0	17,065,245	56,254	1999	12/12/02	20 to 25 years

Total		$4,864,213	$37,189,336	$1,787,069	$5,078,504	$38,762,113	$0	$43,840,617	$1,244,330

(a)	AmeriCredit Building is a two-story office building located in Orange Park, Clay County, Florida.
(b)	ADIC Building is a two connected one-story office and assembly buildings located in Douglas, Parker County, Colorado.
(c)	John Wiley Building is a four-story office building located in Fishers, Hamilton County, Indiana.
(d)	Depreciation lives used for buildings are 25 years. Depreciation lives used for land improvements are 20 years.

WELLS FUND XIII-REIT JOINT VENTURE PARTNERSHIP

(A Georgia Joint Venture)

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2002

	Cost	Accumulated Depreciation
BALANCE AT JUNE 27, 2001	$0	$0
2001 additions	26,775,372	266,605
2001 deletions	0	0

BALANCE AT DECEMBER 31, 2001	26,775,372	266,605
2002 additions	17,065,245	977,725
2002 deletions	0	0

BALANCE AT DECEMBER31, 2002	$43,840,617	$1,244,330