Form 10-Q
period 2003-03-31
WELLS REAL ESTATE FUND XIII L P
filed 2003-05-12
CIK 1127245

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                               to

Commission file number 0-49633

WELLS REAL ESTATE FUND XIII, L.P.

(Exact name of registrant as specified in its charter)

Georgia	58-2438244
(State of other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

6200 The Corners Parkway, Suite 250, Norcross, Georgia (Address of principal executive offices)	30092 (Zip Code)

Registrant’s telephone number, including area code	(770) 449-7800

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

Yes ☒ No ☐

FORM 10-Q

WELLS REAL ESTATE FUND XIII, L.P.

(A Georgia Public Limited Partnership)

WELLS REAL ESTATE FUND XIII, L.P.

(A Georgia Public Limited Partnership)

BALANCE SHEETS

	(unaudited)
	March 31, 2003	December 31, 2002
ASSETS:
Cash and cash equivalents	$15,305,152	$6,296,043
Investment in Joint Venture (Note 2)	17,064,869	17,177,001
Deferred project costs	624,606	256,100
Due from Joint Venture	365,082	201,131

Total assets	$33,359,709	$23,930,275

LIABILITIES AND PARTNERS’ CAPITAL:
Liabilities:
Due to affiliates	$233,566	$57,760
Partnership distributions payable	304,141	253,697
Accounts payable	217,839	150,698

Total liabilities	755,546	462,155

Partners’ capital:
Limited partners:
Cash Preferred—3,027,449 units and 2,201,817 units outstanding as of March 31, 2003 and December 31, 2002, respectively	26,505,334	19,215,466
Tax Preferred—748,713 units and 521,472 units outstanding as of March 31, 2003 and December 31, 2002, respectively	6,098,829	4,252,654

Total partners’ capital	32,604,163	23,468,120

Total liabilities and partners’ capital	$33,359,709	$23,930,275

See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF INCOME

	(unaudited)
	Three Months Ended
	March 31, 2003	March 31, 2002
REVENUES:
Equity in income of Joint Venture	$252,950	$127,744
Interest income	27,212	8,372

	280,162	136,116

EXPENSES:
Partnership administration	42,317	13,548
Legal and accounting	8,992	7,034
Other general and administrative	1,307	1,415

	52,616	21,997

NET INCOME	$227,546	$114,119

NET INCOME ALLOCATED TO CASH PREFERRED LIMITED PARTNERS	$378,354	$187,040

NET LOSS ALLOCATED TO TAX PREFERRED LIMITED PARTNERS	$(150,808)	$(72,921)

NET INCOME PER WEIGHTED AVERAGE CASH PREFERRED LIMITED PARTNER UNIT	$0.16	$0.18

NET LOSS PER WEIGHTED AVERAGE TAX PREFERRED LIMITED PARTNER UNIT	$(0.27)	$(0.36)

CASH DISTRIBUTION PER WEIGHTED AVERAGE CASH PREFERRED LIMITED PARTNER UNIT	$0.12	$0.16

WEIGHTED AVERAGE LIMITED PARTNER UNITS OUTSTANDING:

CASH PREFERRED LIMITED PARTNER UNITS	2,445,726	1,048,665

TAX PREFERRED LIMITED PARTNER UNITS	564,119	203,601

See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2002

AND THE THREE MONTHS ENDED MARCH 31, 2003 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Cash Preferred		Tax Preferred
	Units	Amounts	Units	Amounts
BALANCE, December 31, 2001	880,001	$7,704,052	191,522	1,626,894	0	$9,330,946
Net income (loss)	0	795,851	0	(317,466)	0	478,385
Partnership distributions	0	(804,408)	0	0	0	(804,408)
Limited partner contributions	1,314,716	13,147,155	337,050	3,370,500	0	16,517,655
Sales commissions and discounts	0	(1,288,932)	0	(272,455)	0	(1,561,387)
Offering costs	0	(391,955)	0	(101,116)	0	(493,071)
Return of capital	7,100	53,703	(7,100)	(53,703)	0	0

BALANCE, December 31, 2002	2,201,817	19,215,466	521,472	4,252,654	0	23,468,120
Net income (loss)	0	378,354	0	(150,808)	0	227,546
Partnership distributions	0	(304,141)	0	0	0	(304,141)
Limited partner contributions	811,132	8,111,322	241,741	2,417,408	0	10,528,730
Sales commissions and discounts	0	(770,576)	0	(229,654)	0	(1,000,230)
Offering costs	0	(243,340)	0	(72,522)	0	(315,862)
Tax preferred conversions	14,500	118,249	(14,500)	(118,249)	0	0

BALANCE, March 31, 2003 (unaudited)	3,027,449	$26,505,334	748,713	$6,098,829	0	$32,604,163

See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF CASH FLOWS

	(unaudited)
	Three Months Ended
	March 31, 2003	March 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$227,546	$114,119
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of Joint Venture	(252,950)	(127,744)
Changes in assets and liabilities:
Accounts payable	(69,665)	(80,640)

Net cash used in operating activities	(95,069)	(94,265)

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions received from Joint Venture	201,131	65,076
Deferred project costs paid	(273,841)	(115,109)

Net cash used in investing activities	(72,710)	(50,033)

CASH FLOW FROM FINANCING ACTIVITIES:
Contributions from limited partners	10,440,789	3,287,192
Distributions to limited partners	(253,697)	(73,835)
Sales commissions	(775,483)	(336,868)
Offering costs paid	(234,721)	(98,757)

Net cash provided by financing activities	9,176,888	2,777,732

NET INCREASE IN CASH AND CASH EQUIVALENTS	9,009,109	2,633,434

CASH AND CASH EQUIVALENTS, beginning of period	6,296,043	961,837

CASH AND CASH EQUIVALENTS, end of period	$15,305,152	$3,595,271

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Joint Venture distributions receivable	$365,082	$179,626

Deferred project costs due to affiliate	$140,207	$3,992

Partnership distributions payable	$304,141	$160,369

Discounts applied to limited partner contributions	$87,941	$9,708

See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

(A Georgia Public Limited Partnership)

CONDENSED NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2003 (UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Organization and Business

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

On March 29, 2001, the Partnership commenced a public offering of up to $45,000,000 of limited partnership units ($10.00 per unit) pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership commenced active operations on June 14, 2001, upon receiving and accepting subscriptions for 125,000 units. The offering was terminated on March 28, 2003, at which time the Partnership had sold 3,027,449 Cash Preferred Units and 748,713 Tax Preferred Units, net of conversions, held by a total of 1,276 and 144 limited partners, respectively, for total Limited Partner capital contributions of $37,761,615. After payment of $1,409,592 in acquisition and advisory fees and acquisition expenses, payment of $4,014,806 in selling commissions and organization and offering expenses, and the investment of $16,729,212 in Fund XIII-REIT Associates (“the Joint Venture”), as of March 31, 2003, the Partnership was holding net offering proceeds of $15,608,005 available for investment in properties.

The Partnership was formed to acquire and operate commercial real estate properties, including properties which are either to be developed, are currently under development or construction, are newly constructed, or have operating histories.

As of March 31 2003, the Partnership owned interests in the following three properties through the affiliated Joint Venture listed below:

Joint Venture	Joint Venture Partners	Properties

Fund XIII-REIT Associates (the “Joint Venture”)	— Wells Real Estate Fund XIII, L.P. — Wells Operating Partnership, L.P.*	1. AmeriCredit Building (Acquired on July 16, 2001) A two-story office building located in Orange Park, Clay County, Florida
2. ADIC Buildings (Acquired on December 21, 2001) Two connected one-story office and assembly buildings located in Douglas, Parker County, Colorado
3. John Wiley Building (Acquired on December 12, 2002) A four-story office building located in Fishers, Hamilton County, Indiana

*	Wells Operating Partnership, L.P. (“Wells OP”) is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. (“Wells REIT”) serving as its general partner; Wells REIT is a Maryland corporation that qualifies as a real estate investment trust.

Each of the aforementioned properties was acquired on an all cash basis. For further information regarding the foregoing joint ventures and properties, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2002.

(b) Basis of Presentation

The financial statements of the Partnership have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. The quarterly statements have not been examined by independent auditors. However, in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly present the results for these periods. Results for interim periods are not necessarily indicative of full year results. For further information, refer to the financial statements and footnotes included in the Partnership’s Form 10-K for the year ended December 31, 2002.

(c) Allocation of Net Income, Net Loss, and Gain on Sale

For the purposes of determining allocations per the Partnership agreement, net income is defined as net income recognized by the Partnership, excluding deductions for depreciation and amortization. Net income, as defined, of the Partnership will be allocated each year in the same proportions that net cash from operations is distributed to the limited partners holding Class A units and the general partners. To the extent the Partnership’s net income in any year exceeds net cash from operations, it will be allocated 99% to the limited partners and 1% to the general partners.

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

(d) Distribution of Net Cash From Operations

As defined by the partnership agreement, cash available for distribution is distributed quarterly to the limited partners as follows:

•	First, to all Cash Preferred limited partners until such limited partners have received distributions equal to a 10% per annum return on their respective net capital contributions, as defined.

•	Second, to the General Partners until the General Partners receive distributions equal to 10% of the total cumulative distributions paid by the Partnership to date.

•	Third, to the Cash Preferred limited partners and the General Partners allocated on a basis of 90% and 10%, respectively.

No distributions will be made to the limited partners holding Tax Preferred Units.

(e) Distribution of Sale Proceeds

Upon the sale of properties, the net sale proceeds will be distributed in the following order:

•	To limited partners holding units which at any time have been treated as tax preferred units until they receive an amount necessary to equal the net cash available for distribution received by the limited partners holding cash preferred units on a per unit basis

•	To limited partners on a per unit basis until each limited partner has received 100% of his/her net capital contributions, as defined

•	To all limited partners on a per unit basis until they receive a cumulative 10% per annum return on their net capital contributions, as defined

•	To limited partners on a per unit basis until they receive an amount equal to their preferential limited partner return (defined as the sum of a 10% per annum cumulative return on net capital contributions for all periods during which the units were treated as cash preferred units and a 15% per annum cumulative return on net capital contributions for all periods during which the units were treated as tax preferred units)

•	To the general partners until they have received 100% of their capital contributions, as defined

•	Then, if limited partners have received any excess limited partner distributions (defined as distributions to limited partners over the life of their investment in the Partnership in excess of their net capital contributions, as defined, plus their preferential limited partner return), to the general partners until they have received distributions equal to 20% of the sum of any such excess limited partner distributions plus distributions made to the general partners pursuant to this provision

•	Thereafter, 80% to the limited partners on a per unit basis and 20% to the general partners

2.	INVESTMENTS IN JOINT VENTURE

(a) Basis of Presentation

As of March 31, 2003, the Partnership owned interests in three properties through its ownership in the Joint Venture described in Note 1. The Partnership does not have control over the operations of the Joint Venture; however, it does exercise significant influence. Accordingly, investments in the Joint Venture are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions and net income (loss) attributable to the Partnership. For further information regarding investments in Joint Venture, see the report filed for the Partnership on Form 10-K for the year ended December 31, 2002.

(b) Summary of Operations

The following information summarizes the operations of the Joint Venture, in which the Partnership held an ownership interest for the three months ended March 31, 2003 and 2002, respectively:

	Total Revenues		Net Income		Partnership’s Share of Net Income
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31, 2003	March 31, 2002	March 31, 2003	March 31, 2002	March 31, 2003	March 31, 2002
Fund XIII-REIT Associates	$1,316,751	$700,857	$650,091	$401,674	$252,950	$127,744

3.	RECENT ACCOUNTING PRONOUNCEMENTS

On January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 141 “Business Combinations,” and Statement of Financial Accounting Standards No. 142 “Goodwill and Intangibles.” These standards govern business combinations and asset acquisitions, and the accounting for acquired intangibles. The Partnership determines whether an intangible asset or liability related to above or below market leases was acquired as part of the acquisition of real estate assets. The resulting intangible lease assets and liabilities are recorded at their estimated fair market values at the date of acquisition and amortized over the remaining term of the respective lease to rental income.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. FIN 46 will require the identification of the Partnership’s participation in variable interest entities (VIEs), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIEs, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. FIN 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. As the Joint Ventures do not fall under the definition of VIEs provided above, the Partnership does not believe that the adoption of FIN 46 will result in the consolidation of any previously unconsolidated entities.

In August 2001, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (effective beginning January 1, 2002) was issued. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”. Among other factors, SFAS No. 144 establishes criteria beyond that previously specified in SFAS No. 121 to determine when a long-lived asset is to be considered held for sale. We believe that the adoption of SFAS No. 144 will not have a significant impact on our financial statements.

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

Wells Management Company, Inc., (“Wells Management”), an affiliate of the General Partners, receives compensation for supervising the management and leasing of the Partnership’s properties owned through joint ventures equal to the lesser of (a) fees that would be paid to a comparable outside firm or (b) 4.5% of the gross revenues generally paid over the life of the lease plus a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month’s rent. In the case of commercial properties which are leased on a long-term net basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. For the three months ended March 31, 2003 and 2002, the properties in which the partnership owns interests paid management and leasing fees to Wells Management of $56,365 and $23,829, respectively.

Administration Reimbursements

Wells Capital, Inc. performs certain administrative services for the Partnership, such as accounting and other partnership administration, and incurs the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on time spent on each fund by individual administrative personnel. For the three months ended March 31, 2003 and 2002, the Partnership reimbursed $35,238 and $12,824, respectively, to Wells Capital, Inc. and its affiliates for these services.

Conflicts of Interests

The General Partners are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Partnership in connection with property acquisitions or for tenants in similar geographic markets.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying financial statements and notes thereto.

(a) Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to limited partners in the future and certain other matters. Readers of this Report should be aware that there are various factors that may cause actual results to differ materially from any forward-looking statements made in this report, including construction costs which may exceed estimates, construction delays, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flows.

(b) Results of Operations

Gross Revenues

Gross revenues of the Partnership increased to $280,162 for the three months ended March 31, 2003, from $136,116 for the three months ended March 31, 2002, primarily due to the corresponding increases in (i) interest income as a result of holding additional investor proceeds during the first quarter of 2003, as compared to the first quarter of 2002, and (ii) operating cash flows generated by the Joint Venture, which is further described below. The Partnership commenced operations on June 14, 2001, and made an initial investment in the Joint Venture on June 27, 2001. As of March 31, 2003, the Joint Venture has invested in three income producing properties as further discussed below.

Equity In Income of Joint Venture

Gross Revenues of Joint Venture

Gross revenues of the Joint Venture in which the Partnership holds an interest increased in 2003, as compared to 2002, primarily due to the acquisition of the John Wiley Building in December 2002.

Expenses of Joint Venture

The expenses of the Joint Venture in which the Partnership holds an interest increased in 2003, as compared to 2002, primarily due to an increase in: (i) accounting and legal fees incurred in connection with changing independent auditors in 2002, (ii) amortization of an intangible lease asset and operating expenses incurred in connection with the acquisition of the John Wiley Building in December 2002.

Expenses

Expenses of the Partnership increased to $52,616 for 2003, as compared to $21,997 for 2002, primarily due to increases in administrative costs and expenses and accounting fees related to the termination of the offering of sale of limited partnership units to the public effective March 28, 2003.

As a result, net income of the Partnership was $227,546 and $114,119 for the three months ended March 31, 2003 and 2002, respectively.

(c) Liquidity and Capital Resources

Cash Flows From Operating Activities

Net cash flows from operating activities remained relatively stable at $(95,069) for the three months ended March 31, 2003 as compared to $(94,265) for the three months ended March 31, 2002.

Cash Flows From Investing Activities

Net cash flows from investing activities was $(72,710) and $(50,033) for the three months ended March 31, 2003 and 2002, respectively. As the offering of the Partnership’s units commenced on March 29, 2001 and terminated on March 28, 2003, more capital was raised in 2003, as compared to 2002, thus, resulting in the payment of additional deferred project costs in 2003, as compared to 2002, offset by the receipt of additional distributions from Fund XIII-REIT Associates in 2003, as compared to 2002, due to the acquisition of John Wiley Building in December 2002.

Cash Flows From Financing Activities

Net cash flows provided by financing activities increased to $9,176,888 for 2003, as compared to $2,777,732 for 2002, as a result of raising additional capital in 2003, which is partially offset by the payment of additional related selling commissions and offering cost reimbursements and distributions to more limited partners in 2003, as compared to 2002.

Distributions

The Partnership made distributions to the limited partners holding Cash Preferred Units of $0.12 per unit, $0.16 per unit for the three months ended March 31, 2003 and 2002, respectively. Such distributions have been made from net cash from operations and distributions received from the Partnership’s investment in joint venture. Distributions accrued for the first quarter of 2003 to the Limited Partners holding Cash Preferred Units were paid in May 2003. No cash distributions were made to Limited Partners holding Tax Preferred Units.

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning and operating income-producing real properties and is currently holding approximately $15 million of funds that are available for investment. Accordingly, the Partnership intends to invest all of such funds into additional investment properties and is actively seeking prospective property acquisitions. Other than those mentioned above, the General Partners are unaware of any specific need requiring capital resources.

(d) Related Party Transactions and Agreements

The Partnership and its joint venture have entered into agreements with Wells Capital, Inc. and its affiliates, whereby they pay certain fees or reimbursements to Wells Capital, Inc. or its affiliates (e.g. property management and leasing fees, administrative salary reimbursements, etc.). See Note 4 to the

Partnership’s financial statements included in this report for a discussion of the various related party transactions, agreements, and fees.

(e) Inflation

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. However, there are provisions in the majority of tenant leases, which would protect the Partnership from the impact of inflation. These provisions include reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per square foot basis, or in some cases, annual reimbursement of operating expenses above a certain per square foot allowance. There is no assurance, however, that the Partnership would be able to replace existing leases with new leases at higher base rental rates.

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

Investment in Real Estate Assets

Management is required to make subjective assessments as to the useful lives of its depreciable assets. Management considers the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of the Joint Venture’s assets by class are as follows:

Building	25 years
Building improvements	10-25 years
Land improvements	20-25 years
Tenant improvements	Lease term

In the event that management uses inappropriate useful lives or methods for depreciation, the Partnership’s net income would be misstated.

Valuation of Real Estate Assets

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which the Partnership has an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Partnership to date.

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

Intangible Lease Asset/Liability

The Partnership determines whether an intangible asset or liability related to above or below market leases was acquired as part of the acquisition of the real estate assets, either directly or through the Joint Venture. The intangible assets and liabilities are recorded at their estimated fair market values at the date of acquisition and amortized over the remaining term of the respective lease to rental income.

The determination of the estimated fair values of the intangible lease asset or liability requires the use of significant assumptions with regard to the current market rental rates, rental growth rates, discount rates and other variables. If inappropriate estimates with regard to these variables are used, misclassification of assets or liabilities and incorrect calculation of depreciation amounts would occur, which would misstate our net income.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Since the Partnership does not borrow any money, make any foreign investments or invest in any market risk sensitive instruments, it is not subject to risks relating to interest rates, foreign current exchange rate fluctuations or the other market risks contemplated by Item 305 of Regulation S-K.

ITEM 4.	CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Partnership carried out an evaluation, under the supervision and with the participation of management of Wells Capital, Inc., the corporate General Partner of the Partnership, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective.

There were no significant changes in the Partnership’s internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation.

PART II.    OTHER INFORMATION

ITEM	6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	The Exhibits to this report are set forth on Exhibit Index to First Quarter Form 10-Q attached hereto.

(b)	No reports on Form 8-K were filed during the first quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XIII, L.P. (Registrant)

By: WELLS CAPITAL, INC. (Corporate General Partners)

May 9, 2003	/s/ LEO F. WELLS, III
Leo F. Wells, III President
May 9, 2003

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 9, 2003	By:	/s/ LEO F. WELLS, III
Leo F. Wells, III Principal Executive Officer

CERTIFICATIONS

I,	Douglas P. Williams, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the Partnership;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 9, 2003	By:	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer

EXHIBIT INDEX

TO

FIRST QUARTER FORM 10-Q

OF

WELLS REAL ESTATE FUND XIII, L.P.

Exhibit No.	Description

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002