Form 10-Q
period 2003-06-30
WELLS REAL ESTATE FUND XIII L P
filed 2003-08-08
CIK 1127245

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                 to

Commission file number 0-49633

WELLS REAL ESTATE FUND XIII, L.P.

(Exact name of registrant as specified in its charter)

Georgia	58-2438244
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6200 The Corners Pkwy., Norcross, Georgia	30092
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(770) 449-7800

(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

FORM 10-Q

WELLS REAL ESTATE FUND XIII, L.P.

(A Georgia Public Limited Partnership)

WELLS REAL ESTATE FUND XIII, L.P.

(A Georgia Public Limited Partnership)

BALANCE SHEETS

	(unaudited)
	June 30, 2003	December 31, 2002
ASSETS:
Investment in Joint Venture (Note 2)	$16,910,747	$17,177,001
Cash and cash equivalents	14,918,679	6,296,043
Deferred project costs	624,251	256,100
Due from Joint Venture	372,239	201,131

Total assets	$32,825,916	$23,930,275

LIABILITIES AND PARTNERS’ CAPITAL:
Liabilities:
Partnership distributions payable	$340,478	$253,697
Accounts payable	15,150	74,598
Due to affiliates	0	133,860

Total liabilities	355,628	462,155

Partners’ capital:
Limited partners:
Cash Preferred—3,026,471 units and 2,201,817 units outstanding as of June 30, 2003 and December 31, 2002, respectively	26,522,651	19,215,466
Tax Preferred—748,678 units and 521,472 units outstanding as of June 30, 2003 and December 31, 2002, respectively	5,947,637	4,252,654

Total partners’ capital	32,470,288	23,468,120

Total liabilities and partners’ capital	$32,825,916	$23,930,275

See accompanying notes

WELLS REAL ESTATE FUND XIII, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF INCOME

	(unaudited) Three Months Ended		(unaudited) Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
REVENUES:
Equity in income of Joint Venture	$218,118	$129,195	$471,069	$256,938
Interest income	36,140	7,051	63,352	15,423

	254,258	136,246	534,421	272,361

EXPENSES:
Partnership administration	31,432	28,879	73,749	44,693
Legal and accounting	9,037	2,765	18,030	7,533
Other general and administrative	1,569	1,425	2,876	2,840

	42,038	33,069	94,655	55,066

NET INCOME	$212,220	$103,177	$439,766	$217,295

NET INCOME ALLOCATED TO CASH PREFERRED LIMITED PARTNERS	$363,028	$176,484	$741,382	$363,735

NET LOSS ALLOCATED TO TAX PREFERRED LIMITED PARTNERS	$(150,808)	$(73,307)	$(301,616)	$(146,440)

NET INCOME PER WEIGHTED AVERAGE CASH PREFERRED LIMITED PARTNER UNIT	$0.12	$0.15	$0.27	$0.30

NET LOSS PER WEIGHTED AVERAGE TAX PREFERRED LIMITED PARTNER UNIT	$(0.20)	$(0.32)	$(0.45)	$(0.65)

CASH DISTRIBUTIONS PER CASH PREFERRED LIMITED PARTNER UNIT	$0.11	$0.14	$0.24	$0.28

WEIGHTED AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CASH PREFERRED LIMITED PARTNER UNITS	3,026,471	1,176,560	2,730,792	1,213,660

TAX PREFERRED LIMITED PARTNER UNITS	748,678	229,084	663,797	226,333

See accompanying notes

WELLS REAL ESTATE FUND XIII, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2002

AND THE SIX MONTHS ENDED JUNE 30, 2003 (UNAUDITED)

	Limited Partners				Total Partners’ Capital
	Cash Preferred		Tax Preferred
	Units	Amounts	Units	Amounts
BALANCE, December 31, 2001	880,001	$7,704,052	191,522	1,626,894	$9,330,946
Net income (loss)	0	795,851	0	(317,466)	478,385
Partnership distributions	0	(804,408)	0	0	(804,408)
Limited partner contributions	1,314,716	13,147,155	337,050	3,370,500	16,517,655
Sales commissions and discounts	0	(1,288,932)	0	(272,455)	(1,561,387)
Offering costs	0	(391,955)	0	(101,116)	(493,071)
Return of capital	7,100	53,703	(7,100)	(53,703)	0

BALANCE, December 31, 2002	2,201,817	19,215,466	521,472	4,252,654	23,468,120
Net income (loss)	0	741,382	0	(301,616)	439,766
Partnership distributions	0	(644,488)	0	0	(644,488)
Limited partner contributions	810,154	8,101,544	241,706	2,417,058	10,518,602
Sales commissions and discounts	0	(766,466)	0	(229,688)	(996,154)
Offering costs	0	(243,036)	0	(72,522)	(315,558)
Tax preferred conversions	14,500	118,249	(14,500)	(118,249)	0

BALANCE, June 30, 2003 (unaudited)	3,026,471	$26,522,651	748,678	$5,947,637	$32,470,288

See accompanying notes

WELLS REAL ESTATE FUND XIII, L.P.

(A Georgia Public Limited Partnership)

STATEMENTS OF CASH FLOWS

	(unaudited)
	Six Months Ended
	June 30, 2003	June 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$439,766	$217,295
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of Joint Venture	(471,069)	(256,938)
Changes in assets and liabilities:
Due to affiliates	(76,100)	0
Accounts payable	(11,242)	(25,076)

Net cash used in operating activities	(118,645)	(64,719)

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions received from Joint Venture	566,215	244,702
Deferred project costs paid	(393,228)	(238,513)

Net cash provided by investing activities	172,987	6,189

CASH FLOW FROM FINANCING ACTIVITIES:
Contributions from limited partners	10,430,661	7,949,243
Distributions to limited partners	(557,707)	(234,204)
Sales commissions	(956,419)	(691,289)
Offering costs paid	(348,241)	(225,760)

Net cash provided by financing activities	8,568,294	6,797,990

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,622,636	6,739,460
CASH AND CASH EQUIVALENTS, beginning of period	6,296,043	961,837

CASH AND CASH EQUIVALENTS, end of period	$14,918,679	$7,701,297

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Due from Joint Venture	$372,239	$179,818

Deferred project costs due to affiliate	$0	$38,122

Partnership distributions payable	$340,478	$171,967

Discounts applied to limited partner contributions	$87,941	$36,634

See accompanying notes

WELLS REAL ESTATE FUND XIII, L.P.

(A Georgia Public Limited Partnership)

CONDENSED NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2003 (UNAUDITED)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Organization and Business

Wells Real Estate Fund XIII, L.P. (the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Capital, Inc. (“Wells Capital”), a Georgia corporation, serving as general partners (the “General Partners”). The Partnership was formed on September 15, 1998, for the purpose of acquiring, developing, owning, operating, improving, leasing, and managing income producing commercial properties for investment purposes. Upon subscription for units, the Limited Partners must elect whether to have their units treated as Cash Preferred Units or Tax Preferred Units. Thereafter, Limited Partners have the right to change their prior elections to have some or all of their units treated as Cash Preferred Units or Tax Preferred Units one time during each quarterly accounting period. Limited Partners may vote to, among other things: (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, (c) remove a general partner, (d) elect a new general partner, (e) dissolve the Partnership, and (f) approve a sale involving all or substantially all of the Partnership’s assets, subject to certain limitations. The majority vote on any of the described matters will bind the Partnership, without the concurrence of the General Partners. Each limited partnership unit has equal voting rights, regardless of which class of unit is selected.

On March 29, 2001, the Partnership commenced a public offering of up to $45,000,000 of limited partnership units ($10.00 per unit) pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership commenced active operations on June 14, 2001, upon receiving and accepting subscriptions for 125,000 units. The offering was terminated on March 28, 2003, at which time the Partnership had sold 3,026,471 Cash Preferred Units and 748,678 Tax Preferred Units, net of conversions, held by a total of 1,242 and 162 limited partners, respectively, for total Limited Partner Capital Contributions of $37,751,488. After payment of $1,294,258 in acquisition and advisory fees and acquisition expenses, payment of $4,543,983 in selling commissions and organization and offering expenses, and the investment of $16,729,212 in Fund XIII-REIT Associates (the “Joint Venture”), as of June 30, 2003, the Partnership was holding net offering proceeds of $14,936,945 available for investment in properties.

The Partnership was formed to acquire and operate commercial real estate properties, including properties which are either to be developed, are currently under development or construction, are newly constructed, or have operating histories.

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

As of June 30, 2003, the Partnership owned interests in the following three properties through the affiliated joint venture (the “Joint Venture”) listed below:

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

(c) Allocations of Net Income, Net Loss, and Gain on Sale

For the purposes of determining allocations per the partnership agreement, net income is defined as net income recognized by the Partnership, excluding deductions for depreciation and amortization. Net income, as defined, of the Partnership is allocated each year in the same proportions that net cash from operations is distributed to the limited partners holding Cash Preferred Units and the General Partners. To the extent the Partnership’s net income in any year exceeds net cash from operations, it will be allocated 99% to the limited partners holding Cash Preferred Units and 1% to the General Partners.

Net loss, depreciation, and amortization deductions for each fiscal year are allocated as follows: (a) 99% to the limited partners holding Tax Preferred Units and 1% to the General Partners until their capital accounts are reduced to zero, (b) then to any partner having a positive balance in his/her capital account in an amount not to exceed such positive balance, and (c) thereafter to the General Partners.

Gains on the sale or exchange of the Partnership’s properties will be allocated generally in the same manner that the net proceeds from such sale are distributed to partners after the following allocations are made, if applicable: (a) allocations made pursuant to the qualified income offset provisions of the partnership agreement, (b) allocations to partners having negative capital accounts until all negative capital accounts have been restored to zero, and (c) allocations to limited partners holding Tax Preferred Units in amounts equal to the deductions for depreciation and amortization previously allocated to them with respect to the specific partnership property sold, but not in excess of the amount of gain on sale recognized by the Partnership with respect to the sale of such property.

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

2.    INVESTMENTS IN JOINT VENTURE

(a) Basis of Presentation

As of June 30, 2003, the Partnership owned interests in three properties through its ownership in the Joint Venture described in Note 1. The Partnership does not have control over the operations of the Joint Venture; however, it does exercise significant influence. Accordingly, investments in the Joint Venture are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. For further information regarding investments in Joint Venture, see the report filed for the Partnership on Form 10-K for the year ended December 31, 2002.

(b) Summary of Operations

The following information summarizes the operations of the Joint Venture, in which the Partnership held an ownership interest for the three and six months ended June 30, 2003 and 2002, respectively:

	Total Revenues			Net Income		Partnership’s Share of Net Income
	Three Months Ended			Three Months Ended		Three Months Ended
	June 30, 2003	June 30, 2002		June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Fund XIII-REIT Associates	$1,401,722	$708,071	(1)	$560,571	$406,236	$218,118	$129,195

	Total Revenues			Net Income		Partnership’s Share of Net Income
	Six Months Ended			Six Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002		June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Fund XIII-REIT Associates	$2,718,473	$1,408,928	(2)	$1,210,662	$807,910	$471,069	$256,938

(1)	Amounts have been restated to reflect tenant reimbursements of $2,398 as revenues for the three months ended June 30, 2002, which has no impact on net income.

(2)	Amounts have been restated to reflect tenant reimbursements of $4,795 as revenues for the six months ended June 30, 2002, which has no impact on net income.

3.    RECENT ACCOUNTING PRONOUNCEMENTS

On January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations” (“SFAS No. 141”), and SFAS No. 142 (“SFAS No. 142”) “Goodwill and Intangibles.” These standards govern business combinations and asset acquisitions, and the accounting for acquired intangibles. The Partnership determines whether an intangible asset or liability related to above or below market leases was acquired as part of the acquisition of real estate assets. The resulting intangible lease assets and liabilities are recorded at their estimated fair market values at the date of acquisition and amortized over the remaining term of the respective lease to rental income. Amortization of the intangible lease assets and liabilities resulted in a net decrease in rental revenue to the Partnership of $14,087 and $28,176 for the three and six months ended June 30, 2003, respectively.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. FIN 46 requires the identification of the Partnership’s participation in variable interest entities (“VIEs”), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand-alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIEs, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. FIN 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. As the Joint Ventures do not fall under the definition of VIEs provided above, the Partnership does not believe that the adoption of FIN 46 will result in the consolidation of any previously unconsolidated entities.

In August 2001, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (effective beginning January 1, 2002) was issued. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” Among other factors, SFAS No. 144 establishes criteria beyond that previously specified in SFAS No. 121 to determine when a long-lived asset is to be considered held for sale. We believe that the adoption of SFAS No. 144 will not have a significant impact on our financial statements.

4.    RELATED-PARTY TRANSACTIONS

(a) Selling Commissions and Dealer Manger Fees

The Partnership pays selling commissions of up to 7% of aggregate gross offering proceeds to Wells Investment Securities, Inc., an affiliated and registered securities broker-dealer, most of which is re-allowed to other broker-dealers participating in the offering of the Partnership’s limited partner units (“Participating Dealers”). In addition, Wells Investment Securities, Inc. earns a dealer manager fee of 2.5% of the gross offering proceeds raised, of which up to 1.5% of aggregate gross offering proceeds may be re-allowed to Participating Dealers as marketing fees, or to reimburse Participating Dealers for the costs and expenses of representatives of such Participating Dealers of attending educational conferences and seminars. The Partnership had incurred aggregate selling commissions of $0 and $328,228 for the three months ended June 30, 2003 and 2002, respectively, and $736,302 and $559,011 for the six months ended June 30, 2003 and 2002, respectively. Of these amounts, 7% was re-allowed to Participating Dealers. Dealer manager fees incurred were $0 and $117,224 for the three months ended June 30, 2003 and 2002, respectively, and $262,965 and $199,647 for the six months ended June 30, 2003 and 2002, respectively. Of these amounts, $81,695 and $55,008 were re-allowed to Participating Dealers for the three months ended June 30 2003, and 2002, respectively, and $81,695 and $97,046 were re-allowed to Participating Dealers for the six months ended June 30, 2003, and 2002, respectively.

(b) Acquisition and Advisory Fees and Acquisition Expense Reimbursements

The Partnership pays Wells Capital for acquisition and advisory services and acquisition expenses equal to 3.5% of the aggregate gross offering proceeds, subject to certain overall limitations contained in the partnership agreement. The Partnership had incurred aggregate fees of $0 and $164,114 for the three months ended June 30, 2003 and 2002, respectively, and $368,151 and $279,506 for the six months ended June 30, 2003 and 2002, respectively, which amounted to 3.5% of the aggregate gross offering proceeds received to date.

(c) Management and Leasing Fee

Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, receives compensation for the management and leasing of the Partnership’s properties owned through its joint venture equal to the lesser of (a) fees that would be paid to a comparable outside firm or (b) 4.5% of the gross revenues generally paid over the life of the lease plus a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month’s rent. In the case of commercial properties which are leased on a long-term net basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. The properties in which the Partnership owns interests generated management and leasing fees payable to Wells Management of $62,374 and $33,124 for the three months ended June 30, 2003 and 2002, respectively, and $118,739 and $56,953 for the six months ended June 30, 2003 and 2002, respectively.

(d) Administration Reimbursements

Wells Capital, Inc. performs certain administrative services for the Partnership, such as accounting, property management and other partnership administration, and incurs the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on time spent on each fund by individual administrative personnel. The Partnership reimbursed $21,035 and $19,970 for the three months ended June 30, 2003 and 2002, respectively, and $56,273 and $32,793 for the six months ended June 30, 2003 and 2002, respectively, to Wells Capital, Inc. and its affiliates for these services and expenses. The Joint Ventures reimbursed $15,192 and $7,205 for the three months ended June 30, 2003 and 2002, respectively, and $27,418 and $13,498 for the six months ended June 30, 2003 and 2002, respectively, to Wells Capital, Inc. and its affiliates for these services and expenses.

(e) Conflicts of Interest

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

(a) Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to limited partners in the future, and certain other matters. Readers of this Report should be aware that there are various factors that may cause actual results to differ materially from any forward-looking statements made in this report, including the potential inability of the General partners to locate suitable real estate investments on a timely basis, increases in the purchase price for the types of properties to be acquired by the Partnership resulting from an increased demand for properties having creditworthy tenants, construction costs which may exceed estimates, construction delays, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flows or sales proceeds.

(b) Results of Operations

Gross Revenues

Gross revenues of the Partnership were $254,258 and $136,246 for the three months ended June 30, 2003 and 2002, respectively, and $534,421 and $272,361 for the six months ended June 30, 2003 and 2002, respectively. The 2003 increase from 2002 is primarily attributable to the corresponding increases in (i) interest income as a result of holding additional investor proceeds during the second quarter of 2003, as compared to the second quarter of 2002, and (ii) operating cash flows generated by the Joint Venture, which is further described below. The Partnership commenced operations on June 14, 2001, and made an initial investment in the Joint Venture on June 27, 2001. As of June 30, 2003, the Joint Venture has invested in three income producing properties as further discussed below.

Equity In Income of Joint Venture

Gross Revenues of Joint Venture

Gross revenues of the Joint Venture in which the Partnership holds an interest increased in 2003, as compared to 2002, primarily due to the acquisition of the John Wiley Building in December 2002.

Expenses of Joint Venture

The expenses of the Joint Venture increased in 2003, as compared to 2002, primarily due to: (i) a one-time increase in accounting fees incurred as a result of changing independent accountants in 2002, and (ii) additional operating expenses, depreciation and amortization of an intangible lease asset incurred in connection with the acquisition of the John Wiley Building in December 2002.

Expenses

Expenses of the Partnership were $42,038 and $33,069 for the three months ended June 30, 2003 and 2002, respectively, and $94,655 and $55,066 for the six months ended June 30, 2003 and 2002, respectively, primarily due to (i) an increase in administrative costs incurred partially in response to new regulatory requirements, and (ii) accounting fees related to the implementation of SFAS 141 and SFAS 142. We anticipate additional increases related to the implementation of the new reporting regulations during the second half of 2003.

Net Income

As a result, net income of the Partnership was $212,220 and $103,177 for the three months ended June 20, 2003 and 2002, respectively, and $439,766 and $217,295 for the six months ended June 30, 2003 and 2002, respectively.

(c) Liquidity and Capital Resources

Cash Flows From Operating Activities

Net cash flows from operating activities was $(118,645) and $(64,719) for the six months ended June 30, 2003 and 2002, respectively. The 2003 increase in operating cash flows used from 2002 is primarily attributable to the payments made to the Joint Venture to fund a small portion of the Partnership’s investment in the John Wiley Building in January 2003.

Cash Flows From Investing Activities

Net cash flows from investing activities was $172,987 and $6,189 for the six months ended June 30, 2003 and 2002, respectively. This increase in cash flows from investing activities was a result of increased distributions from the Joint Venture in 2003, as compared to 2002, due primarily to the acquisition of the John Wiley Building in December 2002, partially offset by an increase in deferred project costs paid during 2003, as compared to 2002, which was the result of an increase in the amount of capital raised during 2003, as compared to 2002.

Cash Flows From Financing Activities

Net cash flows provided by financing activities increased to $8,568,294 for 2003, as compared to $6,797,990 for 2002, as a result of the increase in capital raised in 2003, as compared to 2002, which is partially offset by the payment of additional related selling commissions and offering cost reimbursements and distributions to more limited partners in 2003, as compared to 2002.

Distributions

The Partnership declared distributions to the limited partners holding Cash Preferred Units of $0.11 per unit, and $0.14 per unit for the quarters ended June 30, 2003 and 2002, respectively. Such distributions have been made from net cash from operations and distributions received from the Partnership’s investment in Joint Venture. Distributions accrued for the second quarter of 2003 to the limited partners holding Cash Preferred Units were paid in August 2003. No cash distributions were made to limited partners holding Tax Preferred Units.

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

(d) Related Party Transactions and Agreements

The Partnership and its Joint Venture have entered into agreements with Wells Capital, Inc. and its affiliates, whereby they pay certain fees or reimbursements to Wells Capital, Inc. and its affiliates (e.g. selling commissions, dealer management fees, acquisition and advisory fees and acquisition expenses, property management and leasing fees, administrative salary reimbursements, etc.). See Note 4 to the Partnership’s financial statements included in this report for a discussion of the various related party transactions, agreements, and fees.

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

Intangible Lease Asset/Liability

As part of the acquisition of real estate assets, the Partnership determines whether an intangible asset or liability related to above or below market leases was acquired as part of the acquisition of the real estate. As a result of adopting the standards, amounts of approximately $1,164,000 have been recorded as intangible lease assets relating to above and below market lease arrangements for properties acquired in 2002. The intangible assets and liabilities are recorded at their estimated fair market values at the date of acquisition and are amortized over the remaining term of the respective lease to rental income. The Partnership has amortized $14,087 and $0 for the three months ended June 30, 2003 and 2002, respectively, and $28,176 and $0 for the six months ended 2003 and 2002, respectively.

The determination of the estimated fair values of the intangible lease asset or liability requires the use of significant assumptions with regard to the current market rental rates, rental growth rates, discount rates, and other variables. If inappropriate estimates with regard to these variables are used, misclassification of assets or liabilities and incorrect calculation of depreciation amounts would occur, which would misstate our net income.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Since the Partnership does not borrow any money, make any foreign investments or invest in any market risk-sensitive instruments, it is not subject to risks relating to interest rates, foreign current exchange rate fluctuations, or the other market risks contemplated by Item 305 of Regulation S-K.

ITEM 4.    CONTROLS AND PROCEDURES

The Partnership carried out an evaluation, under the supervision and with the participation of management of Wells Capital, Inc., the corporate general partner of the Partnership, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective.

There were no significant changes in the Partnership’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II.      OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	The Exhibits to this report are set forth on Exhibit Index to Second Quarter Form 10-Q attached hereto.

(b)	No reports on Form 8-K were filed during the second quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XIII, L.P. (Registrant)

By: WELLS PARTNERS, L.P.
(General Partner)

By: WELLS CAPITAL, INC.
(Corporate General Partner)

August 8, 2003	/s/ LEO F. WELLS, III
Leo F. Wells, III President

August 8, 2003	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX

TO

SECOND QUARTER FORM 10-Q

OF

WELLS REAL ESTATE FUND XIII, L.P.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002