Form 10-Q
period 2003-09-30
WELLS REAL ESTATE FUND XIII L P
filed 2003-11-10
CIK 1127245

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003 or

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

Yes ☒    No ☐

WELLS REAL ESTATE FUND XIII, L.P.

BALANCE SHEETS

	(unaudited)
	September 30, 2003	December 31, 2002
ASSETS:
Investment in Joint Ventures (Note 2)	$19,894,155	$17,177,001
Cash and cash equivalents	11,731,457	6,296,043
Deferred project costs	498,201	256,100
Due from Joint Venture	402,358	201,131
Prepaid and other assets	200,000	0

Total assets	$32,726,171	$23,930,275

LIABILITIES AND PARTNERS’ CAPITAL:
Liabilities:
Partnership distributions payable	$401,807	$253,697
Accounts payable	21,966	74,598
Due to affiliates	0	133,860

Total liabilities	423,773	462,155

Partners’ capital:
Limited partners:
Cash Preferred—3,061,389 units and 2,201,817 units outstanding as of September 30, 2003 and December 31, 2002, respectively	26,823,664	19,215,466
Tax Preferred—710,760 units and 521,472 units outstanding as of September 30, 2003 and December 31, 2002, respectively	5,478,734	4,252,654
General Partners	0	0

Total partners’ capital	32,302,398	23,468,120

Total liabilities and partners’ capital	$32,726,171	$23,930,275

See accompanying notes

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF INCOME

	(unaudited) Three Months Ended September 30,		(unaudited) Nine Months Ended September 30,
	2003	2002	2003	2002
REVENUES: Equity in income of Joint Ventures	$260,665	$129,597	$731,734	$386,535
Interest income	24,930	37,335	88,281	52,759

	285,595	166,932	820,015	439,294

EXPENSES:
Partnership administration	22,607	26,901	96,354	71,593
Legal and accounting	206	5,734	18,236	13,268
Other general and administrative	2,616	1,546	5,493	4,386

	25,429	34,181	120,083	89,247

NET INCOME	$260,166	$132,751	$699,932	$350,047

NET INCOME ALLOCATED TO CASH PREFERRED LIMITED PARTNERS	$423,381	$206,057	$1,164,763	$569,793

NET LOSS ALLOCATED TO TAX PREFERRED LIMITED PARTNERS	$(163,215)	$(73,306)	$(464,831)	$(219,746)

NET INCOME PER WEIGHTED AVERAGE CASH PREFERRED LIMITED PARTNER UNIT	$0.14	$0.10	$0.41	$0.33

NET LOSS PER WEIGHTED AVERAGE TAX PREFERRED LIMITED PARTNER UNIT	$(0.23)	$(0.22)	$(0.68)	$(0.67)

CASH DISTRIBUTIONS PER WEIGHTED AVERAGE CASH PREFERRED LIMITED PARTNER UNIT	$0.13	$0.12	$0.37	$0.32

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:

CASH PREFERRED LIMITED PARTNER UNITS	3,061,389	2,060,570	2,866,297	1,726,645

TAX PREFERRED LIMITED PARTNER UNITS	710,760	333,209	679,570	327,979

See accompanying notes

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2002

AND THE NINE MONTHS ENDED SEPTEMBER 30, 2003 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Cash Preferred		Tax Preferred
	Units	Amounts	Units	Amounts
BALANCE, December 31, 2001	880,001	$7,704,052	191,522	1,626,894	$0	$9,330,946
Net income (loss)	0	795,851	0	(317,466)	0	478,385
Partnership distributions	0	(804,408)	0	0	0	(804,408)
Limited partner contributions	1,314,716	13,147,155	337,050	3,370,500	0	16,517,655
Sales commissions and discounts	0	(1,288,932)	0	(272,455)	0	(1,561,387)
Offering costs	0	(391,955)	0	(101,116)	0	(493,071)
Return of capital	7,100	53,703	(7,100)	(53,703)	0	0

BALANCE, December 31, 2002	2,201,817	19,215,466	521,472	4,252,654	0	23,468,120
Net income (loss)	0	1,164,763	0	(464,831)	0	699,932
Partnership distributions	0	(1,046,295)	0	0	0	(1,046,295)
Limited partner contributions	807,154	8,071,544	241,706	2,417,058	0	10,488,602
Sales commissions and discounts	0	(763,616)	0	(229,687)	0	(993,303)
Offering costs	0	(242,136)	0	(72,522)	0	(314,658)
Tax preferred conversions	53,632	434,576	(53,632)	(434,576)	0	0
Cash preferred conversions	(1,214)	(10,638)	1,214	10,638	0	0

BALANCE, September 30, 2003 (unaudited)	3,061,389	$26,823,664	710,760	$5,478,734	$0	$32,302,398

See accompanying notes

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF CASH FLOWS

	(unaudited) Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$699,932	$350,047
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of Joint Ventures	(731,734)	(386,535)
Changes in assets and liabilities:
Due to affiliates	(76,100)	0
Accounts payable	(4,426)	(77,005)

Net cash used in operating activities	(112,328)	(113,493)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in Joint Ventures	(3,000,100)	0
Distributions received from Joint Ventures	938,453	424,520
Deferred project costs paid	(392,178)	(384,677)
Earnest money deposit	(200,000)	0

Net cash (used) provided by investing activities	(2,653,825)	39,843

CASH FLOW FROM FINANCING ACTIVITIES:
Contributions from limited partners	10,400,661	11,593,987
Distributions paid to limited partners	(898,185)	(406,171)
Sales commissions	(953,568)	(1,036,090)
Offering costs paid	(347,341)	(317,920)

Net cash provided by financing activities	8,201,567	9,833,806

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,435,414	9,760,156
CASH AND CASH EQUIVALENTS, beginning of period	6,296,043	961,837

CASH AND CASH EQUIVALENTS, end of period	$11,731,457	$10,721,993

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Due from Joint Ventures	$402,358	$182,513

Deferred project costs due to affiliate	$0	$25,077

Partnership distributions payable	$401,807	$215,146

Discounts applied to limited partner contributions	$87,941	$54,625

Deferred project costs applied to Joint Venture	$125,000	$0

Accrued sales commissions	$0	$48,206

Accrued offering costs	$0	$32,683

See accompanying notes

WELLS REAL ESTATE FUND XIII, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS SEPTEMBER 30, 2003 (UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Organization and Business

Wells Real Estate Fund XIII, L.P. (the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Capital, Inc. (“Wells Capital”), a Georgia corporation, serving as general partners (the “General Partners”). The Partnership was formed on September 15, 1998, for the purpose of acquiring, developing, owning, operating, improving, leasing, and managing income-producing commercial properties for investment purposes. Upon subscription for units, the Limited Partners must elect whether to have their units treated as Cash Preferred Units or Tax Preferred Units. Thereafter, Limited Partners have the right to change their prior elections to have some or all of their units treated as Cash Preferred Units or Tax Preferred Units one time during each quarterly accounting period. Limited Partners may vote to, among other things: (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; (c) add or remove a general partner; (d) elect a new general partner; (e) dissolve the Partnership; and (f) approve a sale involving all or substantially all of the Partnership’s assets, subject to certain limitations. The majority vote on any of the described matters will bind the Partnership, without the concurrence of the General Partners. Each limited partnership unit has equal voting rights, regardless of which class of unit is selected.

On March 29, 2001, the Partnership commenced a public offering of up to $45,000,000 of limited partnership units ($10.00 per unit) pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership commenced active operations on June 14, 2001, upon receiving and accepting subscriptions for 125,000 units. The offering was terminated on March 28, 2003, at which time the Partnership had sold 3,061,389 Cash Preferred Units and 748,760 Tax Preferred Units, net of conversions, held by a total of 1,246 and 156 limited partners, respectively, for total Limited Partner Capital Contributions of $37,721,487. After payment of $1,293,008 in acquisition and advisory fees and acquisition expenses, payment of $4,540,233 in selling commissions and organization and offering expenses, the investment of $19,854,212 in Fund XIII-REIT Associates, and an initial investment of $100 in Fund XIII-XIV Associates, as of September 30, 2003, the Partnership was holding net offering proceeds of $12,033,934 available for investment in properties.

The Partnership was formed to acquire and operate commercial real estate properties, including properties which are either to be developed, are currently under development or construction, are newly constructed, or have operating histories.

The Partnership owns interests in all of its real estate assets through Joint Ventures with other Wells Real Estate Funds. During the periods presented, the Partnership owned interests in the following four properties through the affiliated Joint Ventures (the “Joint Ventures) listed below:

Joint Venture	Joint Venture Partners	Properties

Wells Fund XIII-REIT Joint Venture Partnership (“Fund XIII-REIT Associates”)	— Wells Real Estate Fund XIII, L.P. — Wells Operating Partnership, L.P.*

1. AmeriCredit Building (Acquired on July 16, 2001) A two-story office building located in Orange Park, Clay County, Florida

2. ADIC Buildings (Acquired on December 21, 2001) Two connected one-story office and assembly buildings located in Douglas, Parker County, Colorado

Joint Venture	Joint Venture Partners	Properties

3. John Wiley Building (Acquired on December 12, 2002) A four-story office building located in Fishers, Hamilton County, Indiana

4. AIU Building (Acquired on September 19, 2003) A four-story office building located in Hoffman Estates, Cook County, Illinois

Fund XIII and Fund XIV Associates (“Fund XIII-XIV Associates”)	—Wells Real Estate Fund XIII, L.P. —Wells Real Estate Fund XIV, L.P.

On August 20, 2003 the Partnership and Wells Real Estate Fund XIV, L.P. (“Wells Fund XIV”) entered into a joint venture agreement known as Fund XIII-XIV Associates, formed for the purpose of acquiring real properties. The investment objectives of Wells Fund XIV are substantially identical to those of the Partnership. As of September 30, 2003, Fund XIII-XIV Associates did not own any interests in real estate assets.

*	Wells Operating Partnership, L.P. (“Wells OP”) is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. (“Wells REIT”) serving as its General Partner; Wells REIT is a Maryland corporation that qualifies as a real estate investment trust.

Each of the aforementioned properties was acquired on an all-cash basis. For further information regarding the foregoing Joint Ventures and properties acquired prior to December 31, 2002, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2002.

On September 19, 2003, Fund XIII-REIT Associates acquired the AIU Building, a four-story office building containing approximately 193,700 rentable square feet located on a 2.7 acre tract of land in Hoffman Estates, Cook County, IL, from an unrelated third party for approximately $26,300,000, including acquisition costs of approximately $102,000. The Partnership contributed $3,000,000 and Wells OP contributed $23,977,172 to the Fund XIII-REIT Associates for their respective shares of the acquisition costs for the AIU Building. Subsequent to the acquisition of the AIU Building, the Partnership held an equity percentage interest in Fund XIII-REIT Associates of approximately 28.11%, and Wells OP held an equity percentage interest in Fund XIII-REIT Associates of approximately 71.89%.

(b)  Basis of Presentation

The financial statements of the Partnership have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. The quarterly statements have not been examined by independent auditors. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly present the results for these periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Partnership’s Form 10-K for the year ended December 31, 2002.

(c)	Allocations of Net Income, Net Loss, and Gain on Sale

For the purpose of determining allocations per the partnership agreement, net income is defined as net income recognized by the Partnership, excluding deductions for depreciation and amortization. Net income, as defined, of the Partnership is allocated each year in the same proportions that net cash from operations is distributed to the limited partners holding Cash Preferred Units and the General Partners. To the extent the Partnership’s net income in any year exceeds net cash from operations, it will be allocated 99% to the limited partners holding Cash Preferred Units and 1% to the General Partners.

Net loss, depreciation, and amortization deductions for each fiscal year are allocated as follows: (a) 99% to the limited partners holding Tax Preferred Units and 1% to the General Partners until their capital accounts are reduced to zero; (b) then to any partner having a positive balance in his/her capital account in an amount not to exceed such positive balance; and (c) thereafter to the General Partners.

Gains on the sale or exchange of the Partnership’s properties will be allocated generally in the same manner that the net proceeds from such sale are distributed to partners after the following allocations are made, if applicable: (a) allocations made pursuant to the qualified income offset provisions of the partnership agreement; (b) allocations to partners having negative capital accounts until all negative capital accounts have been restored to zero; and (c) allocations to limited partners holding Tax Preferred Units in amounts equal to the deductions for depreciation and amortization previously allocated to them with respect to the specific partnership property sold, but not in excess of the amount of gain on sale recognized by the Partnership with respect to the sale of such property.

(d)	Distribution of Net Cash From Operations

Cash available for distribution, as defined by the partnership agreement, is distributed quarterly to the limited partners as follows:

•	First, to all Cash Preferred limited partners until such limited partners have received distributions equal to a 10% per annum return on their respective Net Capital Contributions, as defined.

•	Second, to the General Partners until the General Partners receive distributions equal to 10% of the total cumulative distributions paid by the Partnership to date.

•	Third, to the Cash Preferred limited partners and the General Partners allocated on a basis of 90% and 10%, respectively.

No distributions will be made to the limited partners holding Tax Preferred Units.

(e)	Distribution of Sale Proceeds

Upon the sale of properties, the net sale proceeds will be distributed in the following order:

•	In the event that the particular property sold is sold for a price less than the original property purchase price, to the limited partners holding Cash Preferred Units until they receive an amount equal to the excess of the original property purchase price over the price for which the property was sold, limited to the amount of depreciation deductions taken by the limited partners holding Tax Preferred Units with respect to such property.

•	To limited partners holding units which at any time have been treated as Tax Preferred Units until they receive an amount necessary to equal the cash available for distribution received by the limited partners holding Cash Preferred Units on a per-unit basis

•	To limited partners on a per-unit basis until each limited partner has received 100% of his/her Net Capital Contributions, as defined

•	To all limited partners on a per-unit basis until they receive a cumulative 10% per annum return on their Net Capital Contributions, as defined

•	To limited partners on a per-unit basis until they receive an amount equal to their preferential limited partner return (defined as the sum of a 10% per annum cumulative return on Net Capital Contributions for all periods during which the units were treated as Cash Preferred Units and a 15% per annum cumulative return on Net Capital Contributions for all periods during which the units were treated as Tax Preferred Units)

•	To the General Partners until they have received 100% of their Capital Contributions, as defined

•	Then, if limited partners have received any excess limited partner distributions (defined as distributions to limited partners over the life of their investment in the Partnership in excess of their Net Capital Contributions, as defined, plus their preferential limited partner return), to the General Partners until they have received distributions equal to 20% of the sum of any such excess limited partner distributions plus distributions made to the General Partners pursuant to this provision

•	Thereafter, 80% to the limited partners on a per-unit basis and 20% to the General Partners

2.	INVESTMENTS IN JOINT VENTURES

(a)	Basis of Presentation

During the periods presented, the Partnership owned interests in four properties through its ownership in the Joint Ventures described in Note 1. The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Accordingly, investments in the Joint Ventures are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. For further information regarding investments in Joint Ventures, see the report filed for the Partnership on Form 10-K for the year ended December 31, 2002.

(b)	Summary of Operations

The following information summarizes the operations of the Joint Ventures for the three months and nine months ended September 30, 2003 and 2002, respectively:

	Total Revenues			Net Income		Partnership’s Share of Net Income
	Three Months Ended September 30,			Three Months Ended September 30,		Three Months Ended September 30,
	2003	2002		2003	2002	2003	2002
Fund XIII-REIT Associates	$1,367,652	$706,568		$701,092	$407,500	$260,678	$129,597
Fund XIII-XIV Associates	0	0		(25)	0	(13)	0

	$1,367,652	$706,568	(1)	$701,067	$407,500	$260,665	$129,597

	Total Revenues			Net Income		Partnership’s Share of Net Income
	Nine Months Ended September 30,			Nine Months Ended September 30,		Nine Months Ended September 30,
	2003	2002		2003	2002	2003	2002
Fund XIII-REIT Associates	$4,086,125	$2,115,495		$1,911,754	$1,215,411	$731,747	$386,535
Fund XIII-XIV Associates	0	0		(25)	0	(13)	0

	$4,086,125	$2,115,495	(2)	$1,911,729	$1,215,411	$731,734	$386,535

(1)	Amounts have been restated to reflect tenant reimbursements of $2,488 as revenues for the three months ended September 30, 2002, which has no impact on net income.
(2)	Amounts have been restated to reflect tenant reimbursements of 7,493 as revenues for the nine months ended September 30, 2002, which has no impact on net income.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

Business Combinations/Goodwill and Intangibles

On January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 141 “Business Combinations,” (“FAS 141”) and Statement of Financial Accounting Standards No. 142 “Goodwill and Intangibles” (“FAS 142”). These standards govern business combinations, asset acquisitions and the accounting for acquired intangibles.

Upon the acquisition of real properties, it is the Partnership’s policy to allocate the purchase price of properties to acquired tangible assets, consisting of land and building, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, and the value of in-place leases, based in each case on their fair values.

The fair values of the tangible assets of an acquired property (which includes land and building) are determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and building based on management’s determination of the relative fair value of these assets. Management determines the as-if vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance, and other operating expenses during the expected lease-up periods based on current market demand. Management estimates costs to execute similar leases including leasing commissions, and other related costs.

The fair values of above-market and below-market in-place leases are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining terms of the leases. The capitalized above-market and below-market lease values are amortized as an adjustment to rental income over the remaining terms of the respective leases.

The fair values of in-place leases include direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals which are avoided by acquiring an in-place lease, and tenant relationships. Direct costs associated with obtaining a new tenant include commissions, tenant improvements and other direct costs and are estimated based on management’s consideration of current market costs to execute a similar lease. These direct costs are amortized to expense over the remaining terms of the respective leases. The value of opportunity costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. Customer relationships are valued based on expected renewal of a lease or the likelihood of obtaining a particular tenant for other locations. These lease intangibles are amortized to rental income over the remaining terms of the respective leases.

Variable Interest Entities

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. FIN 46 requires the identification of the Partnership’s participation in variable interest entities (“VIEs”), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand-alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIEs, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the Partnership has adopted the provisions of FIN 46 commencing on June 15, 2003. FIN 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. As the Joint Ventures do not fall under the definition of VIEs provided above, the adoption of FIN 46 has not resulted in the consolidation of any previously unconsolidated entities.

4.	RELATED-PARTY TRANSACTIONS

(a)	Selling Commissions and Dealer Manager Fees

The Partnership paid selling commissions of up to 7% of aggregate gross offering proceeds to Wells Investment Securities, Inc., an affiliated and registered securities broker-dealer, most of which is re-allowed to other broker-dealers participating in the offering of the Partnership’s limited partnership units (“Participating Dealers”). In addition, Wells Investment Securities, Inc. earned a dealer manager fee of 2.5% of the gross offering proceeds raised, of which up to 1.5% of aggregate gross offering proceeds could be re-allowed to Participating Dealers as marketing fees, or to reimburse Participating Dealers for the costs and expenses of representatives of such Participating Dealers of attending educational conferences and seminars. The Partnership incurred selling commissions of $0 and $256,391 for the three months ended September 30, 2003 and 2002, respectively, and $734,202 and $815,403 for the nine months ended September 30, 2003 and 2002, respectively; of these amounts, 7% was re-allowed to Participating Dealers. Dealer manager fees incurred were $0 and $91,568 for the three months ended September 30, 2003 and 2002, respectively, and $262,215 and $291,215 for the nine months ended September 30, 2003 and 2002, respectively; of these amounts, $0 and $42,727 were re-allowed to Participating Dealers for the three months ended September 30, 2003 and 2002, respectively, and $81,695 and $139,773 were re-allowed to Participating Dealers for the nine months ended September 30, 2003 and 2002, respectively.

(b)	Offering Expense Reimbursements

The Partnership reimburses Wells Capital for organizational and offering expenses equal to the lesser of actual costs incurred or 3% of the aggregate gross offering proceeds, subject to the overall limitations of the Partnership Agreement. Organizational and offering expenses include such costs as legal and accounting fees, printing costs, and other offering expenses, but do not include sales or underwriting commissions. As of September 30, 2003, the Partnership had incurred aggregate fees of $314,658, which amounted to 3% of the aggregate gross offering proceeds received to date.

(c)	Acquisition and Advisory Fees and Acquisition Expense Reimbursements

The Partnership pays Wells Capital for acquisition and advisory services and acquisition expenses equal to 3.5% of the aggregate gross offering proceeds, subject to certain overall limitations contained in the partnership agreement. The Partnership had incurred fees of $0 and $128,196 for the three months ended September 30, 2003 and 2002, respectively, and $367,101 and $407,701 for the nine months ended September 30, 2003 and 2002, respectively, which amounted to 3.5% of the aggregate gross offering proceeds received to date.

(d)	Management and Leasing Fees

Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, receives compensation for the management and leasing of the Partnership’s properties owned through its joint venture equal to the lesser of (a) fees that would be paid to a comparable outside firm or (b) 4.5% of the gross revenues generally paid over the life of the lease plus a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month’s rent. In the case of commercial properties which are leased on a long-term net basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. The properties in which the Partnership owns interests incurred management and leasing fees payable to Wells Management of $51,881 and $28,733 for the three months ended September 30, 2003 and 2002, respectively, and $170,620 and $85,687 for the nine months ended September 30, 2003 and 2002, respectively.

(e)	Administration Reimbursements

Wells Capital, Inc., one of the General Partners, and its affiliates perform certain administrative services for the Partnership, such as accounting, property management and other partnership administration, and incur the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on time spent on each fund by individual administrative personnel. The Partnership reimbursed $18,206 and $23,424 for the three months ended September 30, 2003 and 2002, respectively, and $74,479 and $56,217 for the nine months ended September 30, 2003 and 2002, respectively, to Wells Capital, Inc. and its affiliates for these services and expenses. The Joint Ventures reimbursed $14,945 and $7,021 for the three months ended September 30, 2003 and 2002, respectively, and $42,363 and $20,520 for the nine months ended September 30, 2003 and 2002, respectively, to Wells Capital, Inc. and its affiliates for these services and expenses.

(f)	Conflicts of Interest

The General Partners are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the General Partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Partnership in connection with property acquisitions or for tenants in similar geographic markets.

5.	SUBSEQUENT EVENT

On October 30, 2003, Fund XIII-XIV Associates acquired the Siemens – Orlando Property, two single-story office buildings containing approximately 82,000 rentable square feet and located within a 34-acre business park in Orlando, Florida, from an unrelated third party for approximately $11,709,000, including acquisition costs of approximately $59,000. Following the acquisition of the Siemens – Orlando Property, the Partnership had contributed approximately $5,855,000 and held an approximate 50% equity interest in the Fund XIII-XIV Associates.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

(b)  Results of Operations

Gross Revenues

Gross revenues of the Partnership were $285,595 and $166,932 for the three months ended September 30, 2003 and 2002, respectively, and $820,015 and $439,294 for the nine months ended September 30, 2003 and 2002, respectively. The 2003 increase is primarily attributable to the corresponding increases in (i) interest income as a result of holding additional investor proceeds in 2003, as compared to 2002, and (ii) equity in income of Joint Ventures as further discussed in the following section. The Partnership commenced operations on June 14, 2001 and made an initial investment in Fund XIII-REIT Associates on July 16, 2001. As of September 30, 2003, Fund XIII-REIT Associates has invested in four income producing properties.

Equity In Income of Joint Ventures

Gross Revenues of the Joint Ventures

Gross revenues of Joint Ventures increased in 2003, as compared to 2002, primarily due to the acquisitions of the John Wiley Building in December 2002 and the AIU Chicago Building in September 2003.

Expenses of the Joint Ventures

Expenses of the Joint Ventures increased in 2003, as compared to 2002, primarily due to additional operating expenses, depreciation and amortization of an intangible lease asset incurred in connection with the acquisitions of the John Wiley Building in December 2002 and the AIU Chicago Building in September 2003.

As a result of the increase in gross revenues, partially offset by the increase in expenses, of the Joint Ventures as described above, equity in income of Joint Ventures increased from $129,597 to $260,665 for the three months ended September 30, 2002 and September 30, 2003, respectively, and from $386,535 to $731,734 for the nine months ended September 30, 2002 and September 30, 2003, respectively.

Expenses

Expenses of the Partnership increased to $120,083 from $89,247 for the nine months ended September 30, 2003 and 2002, respectively, primarily due to increases in (i) administrative costs incurred in response to new reporting and regulatory requirements; we anticipate additional increases related to implementing and adhering to such reporting and regulatory requirements on a going-forward basis, and (ii) accounting fees related to the implementation and interpretation of FAS 141 and FAS 142.

Expenses of the Partnership decreased to $25,429 from $34,181 for the three months ended September 30, 2003 and 2002, respectively, primarily as a result of the decline in partnership administration costs and legal and accounting fees due to closing the offering of limited partnership units to the public in March 2003.

Net Income

As a result of the factors described above, net income of the Partnership was $260,166 and $132,751 for the three months ended September 20, 2003 and 2002, respectively, and $699,932 and $350,047 for the nine months ended September 30, 2003 and 2002, respectively.

(c)  Liquidity and Capital Resources

Cash Flows From Operating Activities

Net cash flows from operating activities remained relatively stable at $(112,328) for the nine months ended September 30, 2003 as compared to $(113,493) for the nine months ended September 30, 2002.

Cash Flows From Investing Activities

Net cash flows from investing activities were $(2,653,825) and $39,843 for the nine months ended September 30, 2003 and 2002, respectively. The increase in cash flows used in investing activities is primarily a result of the acquisition of the AIU Chicago Building in the third quarter of 2003 and funding the earnest money for the acquisition of the Siemens – Orlando Building (refer to section (g) Subsequent Event, below, for additional information), partially offset by an increase in distributions received from Fund XIII-REIT Associates in 2003, as compared to 2002, due to the acquisition of the John Wiley Building in December 2002.

Cash Flows From Financing Activities

Net cash flows provided by financing activities decreased to $8,201,567 for 2003, as compared to $9,833,806 for 2002, primarily due to the corresponding decline in contributions received from limited partners as a result of terminating the offering in March 2003, partially offset by the payment of additional distributions to limited partners in 2003 as a result of raising and investing additional capital during the latter half of 2002.

Distributions

The Partnership paid distributions to the limited partners holding Cash Preferred Units in the amounts of $0.13 per unit and $0.12 per unit for the quarters ended September 30, 2003 and 2002, respectively. Such distributions have been made from net cash from operations and distributions received from the Partnership’s investment Fund XIII-REIT Associates. Distributions accrued for the third quarter of 2003 to the limited partners holding Cash Preferred Units were paid in November 2003. No cash distributions were made to limited partners holding Tax Preferred Units.

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning, and operating income-producing real properties and, as of September 30, 2003, held approximately $12 million of funds that are available for investment. Accordingly, the Partnership intends to invest substantially all of such funds into additional investment properties and is actively seeking prospective property acquisitions. Other than those mentioned above, the General Partners are unaware of any specific need requiring capital resources.

(d)  Related Party Transactions and Agreements

The Partnership and its Joint Ventures have entered into agreements with Wells Capital, Inc. and its affiliates, whereby they pay certain fees or reimbursements to Wells Capital, Inc. and its affiliates (e.g., selling commissions; dealer management fees; acquisition and advisory fees and acquisition expenses; property management and leasing fees; administrative salary reimbursements, etc.). See Note 4 to the Partnership’s financial statements included in this report for a discussion of the various related party transactions, agreements, and fees.

(e)  Inflation

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. However, there are provisions in the majority of tenant leases, which would protect the Partnership from the impact of inflation. These provisions include reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per-square-foot basis, or in some cases, annual reimbursement of operating expenses above a certain per-square-foot allowance. There is no assurance, however, that the Partnership would be able to replace existing leases with new leases at higher base rental rates.

(f)  Application of Critical Accounting Policies

The Partnership’s accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of the Partnership’s results of operations to those of companies in similar businesses.

Below is a discussion of the accounting policies that management considers to be critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain.

Investment in Real Estate Assets

Management is required to make subjective assessments as to the useful lives of its depreciable assets. Management considers the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of the Joint Ventures’ assets by class are as follows:

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

Projections of expected future cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property, and the number of years the property is held for investment. The use of inappropriate assumptions in the future cash flow analysis would result in an incorrect assessment of the property’s future cash flows and fair value, and could result in the overstatement of the carrying value of real estate assets held by the Joint Ventures and net income of the Partnership.

Allocation of Purchase Price of Acquired Assets

On January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 141 “Business Combinations,” (“FAS 141”) and Statement of Financial Accounting Standards No. 142 “Goodwill and Intangibles” (“FAS 142”). These standards govern business combinations, asset acquisitions and the accounting for acquired intangibles.

Upon the acquisition of real properties, it is the Partnership’s policy to allocate the purchase price of properties to acquired tangible assets, consisting of land and building, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, and the value of in-place leases, based in each case on their fair values.

The fair values of the tangible assets of an acquired property (which includes land and building) are determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and building based on management’s determination of the relative fair value of these assets. Management determines the as-if vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance, and other operating expenses during the expected lease-up periods based on current market demand. Management estimates costs to execute similar leases including leasing commissions, and other related costs.

The fair values of above-market and below-market in-place leases are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining terms of the leases. The capitalized above-market and below-market lease values are amortized as an adjustment to rental income over the remaining terms of the respective leases.

The fair values of in-place leases include direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals which are avoided by acquiring an in-place lease, and tenant relationships. Direct costs associated with obtaining a new tenant include commissions, tenant improvements and other direct costs and are estimated based on management’s consideration of current market costs to execute a similar lease. These direct costs are amortized to expense over the remaining terms of the respective leases. The value of opportunity costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. Customer relationships are valued based on expected renewal of a lease or the likelihood of obtaining a particular tenant for other locations. These lease intangibles are amortized to rental income over the remaining terms of the respective leases.

Estimates of the fair values of the tangible and intangible assets requires us to estimate market lease rates, property operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods and the number of years the property is held for investment. The use of inappropriate estimates would result in an incorrect assessment of the Partnership’s purchase price allocations which could impact the amount of the Partnership’s reported net income.

(g)  Subsequent Event

On October 30, 2003, Fund XIII-XIV Associates acquired the Siemens – Orlando Property, two single-story office buildings containing approximately 82,000 rentable square feet and located within a 34-acre business park in Orlando, Florida, from an unrelated third party for approximately $11,709,000, including acquisition costs of approximately $59,000. Following the acquisition of the Siemens – Orlando Property, the Partnership had contributed approximately $5,855,000 and held an approximate 50% equity interest in the Fund XIII-XIV Associates.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Since the Partnership does not borrow any money, make any foreign investments or invest in any market risk- sensitive instruments, it is not subject to risks relating to interest rates, foreign current exchange rate fluctuations, or the other market risks contemplated by Item 305 of Regulation S-K.

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

There were no significant changes in the Partnership’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	The Exhibits to this report are set forth on Exhibit Index to Third Quarter Form 10-Q attached hereto.
(b)	On October 2, 2003, the Registrant filed a Current Report on Form 8-K disclosing the purchase of the AIU Chicago Building.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XIII, L.P. (Registrant)

By: WELLS CAPITAL, INC. (Corporate General Partner)

November 10, 2003	/s/ LEO F. WELLS, III Leo F. Wells, III President
November 10, 2003	/s/ DOUGLAS P. WILLIAMS Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX

TO

THIRD QUARTER FORM 10-Q

OF

WELLS REAL ESTATE FUND XIII, L.P.

Exhibit No.	Description

10.1	Purchase and Sale Agreement dated September 19, 2003 relating to the AIU Chicago Building

10.2	Lease Agreement with American InterContinental University, Inc.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002