Form 10-K
period 2003-12-31
WELLS REAL ESTATE FUND XIII L P
filed 2004-03-08
CIK 1127245

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 2003

☐	Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from to

Commission file number 0-49633

WELLS REAL ESTATE FUND XIII, L.P.

(Exact name of registrant as specified in its charter)

Georgia	58-2438244
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6200 The Corners Parkway Norcross, Georgia	30092
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(770) 449-7800

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class	Name of exchange on which registered
NONE	NONE

Securities registered pursuant to Section 12 (g) of the Act:

CASH PREFERRED UNITS	TAX PREFERRED UNITS
(Title of Class)	(Title of Class)

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-K of Wells Real Estate Fund XIII, L.P. (the “Partnership”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include, in particular, statements about our plans, strategies and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. Neither the Partnership nor the general partners make any representations or warranties (expressed or implied) about the accuracy of any such forward-looking statements. Actual results could differ materially from any forward-looking statements contained in this Form 10-K, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Any such forward-looking statements are subject to known and unknown risks, uncertainties and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations; provide distributions to limited partners; and maintain the value of our real estate properties, may be significantly hindered. Following are some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in certain forward-looking statements:

General economic risks

•	Adverse changes in general economic conditions or local conditions;

•	Adverse economic conditions affecting the particular industry of one or more of our tenants;

Real estate risks

•	Our ability to achieve appropriate occupancy levels resulting in sufficient rental amounts;

•	Supply of or demand for similar or competing rentable space, which may adversely impact our ability to retain or obtain new tenants at lease expiration at acceptable rental amounts;

•	Tenant ability or willingness to satisfy obligations relating to our existing lease agreements;

•	Our potential need to fund tenant improvements, lease-up costs, or other capital expenditures out of operating cash flow;

•	Increases in property operating expenses, including property taxes, insurance, and other costs at our properties;

•	Our ability to secure adequate insurance at reasonable and appropriate rates to avoid uninsured losses or losses in excess of insured amounts;

•	Discovery of previously undetected environmentally hazardous or other undetected adverse conditions at our properties;

•	Our ability to acquire properties in a timely manner at appropriate amounts that provide acceptable returns;

•	Unexpected costs of capital expenditures related to tenant build-out projects or other unforeseen capital expenditures;

•	Our ability to sell a property when desirable at an acceptable return, including the ability of the purchaser to satisfy any continuing obligations to us;

Other operational risks

•	Our dependency on Wells Capital, Inc., its key personnel, and its affiliates for various administrative services;

•	Wells Capital, Inc.’s ability to attract and retain high quality personnel who can provide acceptable service levels to us and generate economies of scale for us over time;

•	Increases in our administrative operating expenses, including increased expenses associated with operating as a public company;

•	Changes in governmental, tax, real estate, environmental, and zoning laws and regulations and the related costs of compliance;

•	Our ability to prove compliance with any governmental, tax, real estate, environmental, and zoning in the event that any such position is questioned by the respective authority; and

•	Actions of our joint venture partners including potential bankruptcy, business interests differing from ours, or other actions that may adversely impact the operations of joint ventures.

PART I

ITEM 1.	BUSINESS.

General

Wells Real Estate Fund XIII, L.P. (the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Capital, Inc. (“Wells Capital”), a Georgia corporation, serving as its general partners (the “General Partners”). The Partnership was formed on September 15, 1998, for the purpose of acquiring, developing, owning, operating, improving, leasing, and managing income producing commercial properties for investment purposes. Upon subscription for units, the limited partners must elect whether to have their units treated as Cash Preferred Status Units or Tax Preferred Status Units. Thereafter, limited partners have the right to change their prior elections to have some or all of their units treated as Cash Preferred Status Units or Tax Preferred Status Units one time during each quarterly accounting period. Limited partners may vote to, among other things: (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; (c) add or remove a general partner; (d) elect a new general partner; (e) dissolve the Partnership; and (f) approve a sale involving all or substantially all of the Partnership’s assets, subject to certain limitations. The majority vote on any of the described matters will bind the Partnership, without the concurrence of the General Partners. Each limited partnership unit has equal voting rights, regardless of which class of unit is selected.

On March 29, 2001, the Partnership commenced a public offering of up to $45,000,000 of limited partnership units ($10.00 per unit) pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership commenced active operations on June 14, 2001, upon receiving and accepting subscriptions for 125,000 Units. The offering was terminated on March 28, 2003 at which time the Partnership had sold approximately 3,026,471 Cash Preferred Status Units and 748,678 Tax Preferred Status Units representing capital contributions of $37,751,487 from investors who were admitted to the Partnership as limited partners

As of December 31, 2003, the Partnership had sold 3,083,828 Cash Preferred Status Units and 688,220 Tax Preferred Status Units, net of conversions, held by a total of 1,235 and 154 limited partners, respectively, for total limited partner capital contributions of $37,720,480. After payment of $3,381,542 of selling commissions, $1,158,690 of organization and offering expenses, $1,293,207 in acquisition and advisory fees and acquisition expense reimbursements, and investing $19,729,213 in Wells Fund XIII-REIT Joint Venture Partnership and $9,119,553 in Wells Fund XIII-XIV Joint Venture Partnership, as of December 31, 2003, the Partnership held net offering proceeds of approximately $2.8 million that are available for investment in properties.

Management believes that the Partnership would ideally operate through the course of the following five key life cycle phases. The time spent in each phase is dependent upon various economic, industry, market, and other internal/external factors. Some overlap naturally exists in the transition from one phase to the next.

•	Fund-raising phase

The period during which the Partnership is raising capital through the sale and issuance of limited partner units to the public

•	Investing phase

The period during which the Partnership invests the capital raised during the fund-raising phase, less upfront fees, into the acquisition of real estate assets

•	Holding phase

The period during which real estate assets are owned and operated by the Partnership during the initial lease terms of the tenants

•	Positioning-for-sale phase

The period during which the leases in place at the time of acquisition expire and, thus, the Partnership expends time, effort, and funds to re-lease such space to existing and/or new tenants. Following the holding phase, the Partnership continues to own and operate the real estate assets, evaluate various options for disposition, and market the real estate assets for sale

•	Disposition and Liquidation phase

The period during which the Partnership sells its real estate investments and distributes net sales proceeds to the partners

Management believes that the Partnership is currently finishing the investing phase and entering the holding phase and, accordingly, is focusing significant resources on locating suitable property acquisitions and managing the existing portfolio.

Cash management is a chief area of focus for the Partnership. Historically, the Partnership has not taken out borrowings from third-party lenders and, while operating cash flows and net property sales proceeds are withheld to provide for known events from time to time, the Partnership does not maintain as a general rule cash reserves for unknown events. Instead, during the holding phase, management prefers to maximize operating cash flows distributed to investors commensurate with the period earned; however, it is likely that, during the positioning-for- sale phase, the Partnership will be required to use cash flow from operations and/or net sale of the Partnership’s properties, which would otherwise be available for distribution to limited partners, to fund tenant improvements, leasing commissions and other leasing costs associated with the re-leasing of the Partnership’s properties. The Partnership’s cash needs evolve during the course of its life cycle and, accordingly, volatility in operating returns is a natural and expected part of the process.

Employees

The Partnership has no direct employees. The employees of Wells Capital and Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership. See Item 11, “Compensation of General Partners and Affiliates,” for a summary of the compensation and fees paid to the General Partners and their affiliates during the year ended December 31, 2003.

Insurance

Wells Management carries comprehensive liability and extended coverage with respect to the properties owned by the Partnership through its interest in the joint venture. In the opinion of management, all such properties are adequately insured.

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

ITEM 2.	PROPERTIES.

During the periods presented, the Partnership owned interests in the following six properties through the affiliated joint ventures listed below (the “Joint Ventures”):

			Occupancy % As of December 31,
Joint Venture	Joint Venture Partners	Properties	2003	2002	2001
Wells Fund XIII-REIT Joint Venture Partnership (“Fund XIII-REIT Associates”)	• Wells Real Estate Fund XIII, L.P. • Wells Operating Partnership, L.P.*	1. AmeriCredit Building A two-story office building located in Orange Park, Florida	100%	100%	100%

		2. ADIC Buildings Two connected one-story office and assembly buildings located in Parker, Colorado	100%	100%	100%

		3. John Wiley Building A four-story office building located in Fishers, Indiana	100%	100%	-

		4. AIU-Chicago Building (Acquired on September 19, 2003) A four-story office building located in Hoffman Estates, Illinois	98%	-	-

Fund XIII and Fund XIV Associates (“Fund XIII-XIV Associates”)	• Wells Real Estate Fund XIII, L.P. • Wells Real Estate Fund XIV, L.P.	5. Siemens-Orlando Building (Acquired on October 30, 2003) Two one-story office buildings located in Orlando, Florida	100%	100%	-

		6. Randstad-Alanta Building (Acquired on December 19, 2003) Four-story office building located in Atlanta, Georgia	100%	100%	-

*	Wells Operating Partnership, L.P. is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. (“Wells REIT”) serving as its general partner; Wells REIT is a Maryland corporation that qualifies as a real estate investment trust.

Each of the aforementioned properties was acquired on an all-cash basis. The investment objectives of each of the joint venture partners listed in the above table are substantially identical to those of the Partnership. The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Accordingly, investments in Joint Ventures are recorded using the equity method of accounting.

As of December 31, 2003, the lease expirations scheduled during each of the following ten years for all properties in which the Partnership held an interest through the Joint Ventures, assuming no exercise of renewal options or termination rights, are summarized below:

Year of Lease Expiration	Number of Leases Expiring	Square Feet Expiring	Annualized Gross Base Rent	Partnership Share of Annualized Gross Base Rent	Percentage of Total Square Feet Expiring	Percentage of Total Annualized Gross Base Rent
2005(1)	3	24,550	$392,743	$152,816	3.5%	3.8%
2006(2)	2	14,331	231,857	102,798	2.0	2.2
2007(3)	3	42,748	620,235	259,281	6.0	6.0
2008(4)	4	92,134	1,427,343	555,379	13.0	13.8
2009(5)	2	175,799	2,860,935	1,198,213	24.8	27.6
2010(6)	1	48,993	791,237	307,870	6.9	7.6
2011(7)	2	233,204	3,088,968	1,201,919	32.9	30.0
2013(8)	2	77,660	934,862	467,431	10.9	9.0

	19	709,419	$10,348,180	$4,245,707	100.0%	100.0%

(1)	AIU-Chicago Building: Lumbermens Mutual Casualty lease (approximately 7,000 square feet); John Wiley Building: Robert Half International lease (approximately 3,000 square feet), and United Student Aid Funds lease (approximately 14,000 square feet).
(2)	AIU-Chicago Building: WFS Financial lease (approximately 7,000 square feet); Siemens-Orlando Building: Best Buy lease (approximately 7,000 square feet).
(3)	AIU-Chicago Building: Philips lease (approximately 33,000 square feet); and Siemens-Orlando Building: two Cape Canaveral leases (approximately 10,000 square feet).
(4)	AIU-Chicago Building: three American InterContinental leases (approximately 79,000 square feet), and Future Electronics lease (approximately 14,000 square feet).
(5)	John Wiley Building: John Wiley & Sons lease (approximately 124,000 square feet); and Siemens-Orlando Building: Siemens Shared Services lease (approximately 52,000 square feet).
(6)	AIU-Chicago Building: American InterContinental lease (approximately 49,000 square feet).
(7)	AmeriCredit Building: AmeriCredit lease (approximately 85,000 square feet); and ADIC Buildings: ADIC lease (approximately 148,000 square feet).
(8)	Siemens-Orlando Building: Rinker Materials lease (approximately 13,000 square feet); and Randstad-Atlanta Building: Randstad-Atlanta lease (approximately 65,000 square feet).

Additional information about the Joint Ventures and properties in which the Partnership owns interests during the periods presented is provided below:

Fund XIII-REIT Associates

On June 27, 2001, Fund XIII-REIT Associates was formed for the purpose of acquiring, owning, leasing, operating, and managing real properties. All income, loss, net cash flow, resale gain, and sale proceeds of Fund XIII-REIT Associates are allocated and distributed to the Partnership and Wells Operating Partnership, L.P. according to their ownership interests, as calculated by the respective cumulative capital contributions made to Fund XIII-REIT Associates. As of December 31, 2003, the Partnership and Wells Operating Partnership, L.P. owned equity interests in the following four properties of approximately 28% and 72%, respectively, based on their respective cumulative capital contributions to Fund XIII-REIT Associates:

AmeriCredit Building

On July 16, 2001, Fund XIII-REIT Associates acquired the AmeriCredit Building, a two-story office building containing approximately 85,000 rentable square feet located in Orange Park, Florida. The purchase price of the AmeriCredit Building was approximately $12,542,000, including closing costs. The purchase price was funded by capital contributions made to Fund XIII-REIT Associates of $1,651,426 by the Partnership and $10,890,040 by Wells Operating Partnership, L.P.

The entire AmeriCredit Building is currently under a net lease agreement with AmeriCredit Financial Services Corporation (“AmeriCredit”), a wholly owned subsidiary of AmeriCredit Corp., which expires in May 2011. AmeriCredit Corp., a Texas corporation with common stock publicly traded on the New York Stock Exchange, is the guarantor of the lease. AmeriCredit has the right to extend the lease for two additional five-year periods of time by giving written notice to the landlord at least 12 months prior to the expiration date of the then current lease term. The base rent payable for each extended term of the lease will be assessed at 95% of the currently prevailing market rate.

Under the lease, AmeriCredit is required to pay all operating expenses, routine maintenance, and repairs to the AmeriCredit Building. Fund XIII-REIT Associates, as landlord, is responsible for the repair and maintenance of the roof, structural systems, and parking lot, as well as payment of a monthly 7% sales tax on rental income for the AmeriCredit Building. AmeriCredit is also required to reimburse Fund XIII-REIT Associates for sales tax costs through increased rental income. The rental information below is provided net of these sales tax reimbursements.

The AmeriCredit lease contains a termination option, which may be exercised by AmeriCredit effective as of the end of the seventh lease year by providing twelve months’ notice to Fund XIII-REIT Associates. If AmeriCredit exercises its termination option, it will be required to pay the joint venture a termination payment estimated at $1.9 million, or approximately sixteen months of base rent.

The average effective annual rental rate per square foot at the AmeriCredit Building was $17.22 for 2003, $17.25 for 2002, and $17.03 for 2001, the first year of ownership.

ADIC Buildings

On December 21, 2001, Fund XIII-REIT Associates acquired the ADIC Buildings, two one-story office buildings connected to a light assembly building containing approximately 148,200 rentable square feet located in Parker, Colorado. Additionally, Fund XIII-REIT Associates purchased an undeveloped 3.43-acre tract of land immediately adjacent to the ADIC Buildings (“ADIC Land”). The purchase price of the ADIC Buildings and ADIC Land was approximately $13,170,000, including closing costs. The purchase price was funded by capital contributions made to Fund XIII-REIT Associates of $6,500,000 by the Partnership and $6,669,834 by Wells Operating Partnership, L.P.

The ADIC Buildings are currently under a net lease agreement with ADIC, which expires in December 2011. ADIC has the right to extend the lease for two additional five-year periods of time by giving written notice to the landlord at least nine months prior to the expiration date of the then current lease term. The base rent payable for each extended term of the lease will be the then current market rate.

The average effective annual rental rate per square foot for the ADIC Buildings was $9.02 for 2003, $9.07 for 2002, and $8.09 for 2001, the first year of ownership.

John Wiley Building

On December 12, 2002, Fund XIII-REIT Associates acquired the John Wiley Building, a four-story office building containing approximately 141,047 rentable square feet located in Fishers, Indiana. The purchase price of the John Wiley Building was $17,507,000, including closing costs. The purchase price was funded by capital contributions made to Fund XIII-REIT Associates of $8,577,787 by the Partnership and $8,928,915 by Wells Operating Partnership, L.P.

The John Wiley Building is currently under net lease agreements with John Wiley & Sons (123,674 square feet), Robert Half International (2,960 square feet), and United Students Aid Funds (14,413 square feet), which expire in October 2009, April 2005, and July 2005, respectively. John Wiley & Sons has the right to extend the lease for two additional five-year periods by giving written notice to the landlord at least 12 months prior to the expiration date equal to 95% of the then fair market rate but not less than 8% over the last year of the previous term.

The average effective annual rental rate per square foot for the John Wiley Building was approximately $15.52 for 2003 and $16.24 for 2002, the first year of ownership.

AIU – Chicago Building

On September 19, 2003, Fund XIII-REIT Associates acquired the AIU – Chicago Building, a four-story office building containing approximately 193,700 rentable square feet, on an approximately 2.7-acre tract of land located in located in Hoffman Estates, Illinois. The purchase price of the AIU – Chicago Building was approximately $26,977,000, including closing costs. Acquisition costs were funded by capital contributions made to Fund XIII-REIT Associates of $3,000,000 by the Partnership and $23,977,172 by Wells Operating Partnership, L.P.

The AIU – Chicago Building is primarily leased under net lease agreements (i.e., operating costs and maintenance costs are paid by the tenants) with American Intercontinental University (“AIU”) (approximately 127,626 square feet, or 66% of the property) and Philips Electronics North American Corporation (approximately 32,860 square feet, or 17% of the property). An additional 14% of the building is leased to three tenants: Future Electronics (13,501 square feet, expiring October 2008), WFS Financial (7,255 square feet, expiring April 2006), and Lumbermens Mutual Casualty (7,177 square feet, expiring September 2005). As of December 31, 2003, the building is approximately 98% leased.

The American Intercontinental University lease (the “AIU Lease”) commenced in May 2002 and expires in June 2008, except for approximately 48,933 rentable square feet (the “Expansion Space”), which expires in December 2010. The current annual base rent payable under the AIU Lease is $1,672,970. AIU has the right, at its option, to extend the initial term of its lease, excluding the Expansion Space, for one additional five-year period at the then-current market rental rate. AIU has a right of first offer to lease additional space in the AIU – Chicago Building upon such space becoming available. The AIU Lease prohibits the Fund XIII-REIT Associates from leasing any space in the AIU – Chicago Building to any business which offers post-high school or corporate training as its primary function.

Philips Electronics North America Corporation (“Philips North America”) is a wholly owned subsidiary of Philips Holding USA Inc., which is a wholly owned subsidiary of Koninklijke Philips Electronics N.V. (“Philips”). Philips North America manages the North American operations of Philips, a worldwide electronics manufacturer. Philips, whose shares are publicly traded on the New York Stock Exchange, operates in over 60 countries. The Philips North America lease (the “Philips Lease”) covers approximately 32,860 rentable square feet and commenced in July 2002 and expires in July 2007. The current annual base rent payable under the Philips Lease is $414,036. Philips North America has the right, at its option, to extend the initial term of its lease for one additional three-year period at annual base rents per square foot of $14.50, $15.10, and $15.75, respectively.

The average effective annual rental rate per square foot for the AIU – Chicago Building was approximately $9.23 for 2003, the first year of ownership.

Fund XIII-XIV Associates

On August 20, 2003, Fund XIII-XIV Associates was formed for the purposes of acquiring, developing, operating, and selling real properties. All income, loss, net cash flow, resale gain, and sale proceeds of Fund XIII-XIV Associates are allocated and distributed to the Partnership and Wells Real Estate Fund XIV, L.P. according to their ownership interests, as calculated by the respective cumulative capital contributions made to Fund XIII-XIV Associates. As of December 31, 2003, the Partnership and Wells Real Estate Fund XIV, L.P. owned approximately 50% and 50%, respectively, of the following two properties based on their respective cumulative capital contributions to Fund XIII-IV Associates:

Siemens – Orlando Building

On October 30, 2003, Fund XIII-XIV Associates acquired the Siemens – Orlando Building, which is comprised of two one-story office buildings, containing approximately 82,000 aggregate rentable square feet, on an approximately 7.5-acre tract of land located in Orlando, Florida. The purchase price of the Siemens – Orlando Building was approximately $11,710,000, including closing costs. The acquisition of the Siemens – Orlando Building was funded by equal capital contributions made to Fund XIII-XIV Associates of approximately $5,855,000 by the Partnership and Wells Real Estate Fund XIV, L.P.

The Siemens – Orlando Building, which was completed in 2002, is leased under net lease agreements (i.e., operating costs and maintenance costs are paid by the tenants) to Siemens Shared Services, LLC (approximately 63%); Rinker Materials of Florida, Inc. (approximately 16%); Cape Canaveral Tour & Travel, Inc. (approximately 12%); and Best Buy Stores, L.P. (approximately 9%). As of December 31, 2003, the Siemens – Orlando Building is 100% leased.

Siemens Shared Services LLC (“Siemens”) occupies approximately 52,000 rentable square feet of the Siemens – Orlando Building. Siemens, a subsidiary of Siemens AG, provides accounting and human resources services to the operating subsidiaries of Siemens AG, including Siemens Corporation, the guarantor of the Siemens lease, which conducts the American operations for Siemens AG. Siemens has its corporate headquarters in Iselin, New Jersey. Siemens AG is a worldwide electronics and electrical engineering company with corporate headquarters in Munich, Germany.

The Siemens lease (the “Siemens Lease”) commenced in 2002 and expires in 2009. The current annual base rent payable under the Siemens Lease is approximately $695,000. Siemens has the right, at its option, to extend the initial term of its lease for two additional three-year periods at 95% of the then-current market rental rate. Siemens has an option to lease additional space in the Siemens – Orlando Building upon such space becoming available and subject to first refusal rights of other tenants of the Siemens – Orlando Building. In addition, Siemens has the right to terminate up to 25,000 rentable square feet of the Siemens lease in 2007 by paying a termination fee equal to $7.47 per rentable square foot terminated.

Rinker Materials of Florida, Inc. (“Rinker”) occupies approximately 13,000 rentable square feet of the Siemens – Orlando Building. Rinker is a privately held concrete company with corporate headquarters in West Palm Beach, Florida. Rinker provides construction and building materials in Florida, Georgia, and South Carolina, including cement, aggregate, brick, glass block, reinforcing steel, construction chemicals, drywall, and fireplaces. Rinker is a wholly owned subsidiary of Rinker Group Limited (“Rinker Group”), an Australian company with corporate headquarters in Chatswood, Australia. Rinker Group is a worldwide heavy building materials corporation. The Rinker lease (the “Rinker Lease”) commenced in 2003 and expires in 2013. The current annual base rent payable under the Rinker Lease is approximately $170,000. Rinker has the right, at its option, to extend the initial term of its lease for two additional five-year periods at the then-current market rental rate. In addition, Rinker has a right of first refusal to lease additional space in the Siemens – Orlando Building upon such space becoming available.

Cape Canaveral Tour and Travel, Inc. (“Cape Canaveral”) occupies approximately 10,000 rentable square feet of the Siemens – Orlando Building under two separate leases. Cape Canaveral is a subsidiary of Kosmas Group International, Inc. (“Kosmas”), the guarantor of the Cape Canaveral leases (the “Cape Canaveral Leases”). Kosmas is a vacation ownership company with corporate headquarters in New Smyrna Beach, Florida. Kosmas provides timeshare ownership of ten resorts in New Smyrna Beach, two in Kissimmee, and one in Key West, Florida. The Cape Canaveral Leases, which commenced in 2002 and 2003, expire in 2007. The current annual base rent payable under the Cape Canaveral Leases is approximately $142,000. Cape Canaveral has the right, at its option, to extend the initial term of its leases for two additional five-year periods at the then-current market rental rate.

Best Buy Stores, L.P. (“Best Buy”) occupies approximately 7,000 rentable square feet of the Siemens – Orlando Building. Best Buy is a wholly owned subsidiary of Best Buy Co., Inc. (“Best Buy Co.”). Best Buy Co. is a retailer of consumer electronics, personal computers, entertainment software, and appliances in North America. Best Buy Co., whose shares are publicly traded on the New York Stock Exchange, has its corporate headquarters located in Minneapolis, Minnesota. The Best Buy lease (the “Best Buy Lease”) commenced in 2001 and expires in 2006. The current annual base rent payable under the Best Buy Lease is approximately $102,000. Best Buy has the right, at its option, to extend the initial term of its lease for two additional five-year periods at 95% of the then-current market rental rate.

The average effective annual rental rate per square foot for the Siemens – Orlando Building was approximately $20.26 for 2003, the first year of ownership.

Randstad – Atlanta Building

On December 19, 2003, in a sale-leaseback transaction, Fund XIII-XIV Associates acquired the Randstad – Atlanta Building, a four-story office building containing approximately 65,000 aggregate rentable square feet, on an approximately 2.9-acre tract of land located in Atlanta, Georgia. The purchase price of the Randstad – Atlanta Building was approximately $6,520,000, including closing costs. The purchase price was funded by equal capital contributions made to Fund XIII-XIV Associates of approximately $3,260,000 by the Partnership and Wells Real Estate Fund XIV, L.P.

The Randstad – Atlanta Building, which was completed in 1985, is leased under a net lease agreement (i.e., operating costs and maintenance costs are paid by the tenants) entirely to Randstad Staffing Services, Inc. (“Randstad”), an affiliate of Randstad Holdings NV (“Randstad Holdings”). Randstad Holdings, the guarantor of the Randstad lease (the “Randstad Lease”), is an international supplier of temporary and contract staffing services. Randstad, which has its corporate headquarters in the Randstad – Atlanta Building, manages the operations of Randstad Holdings in the United States and Canada. Randstad operates in five core areas, including office, industrial, creative, technical, and professional services.

The Randstad Lease commenced in 2003 and expires in 2013. The current annual base rent payable under the Randstad Lease is approximately $646,000. Randstad has the right, at its option, to extend the initial term of its lease for two additional five-year periods at 95% of the then-current market rental rate. In addition, Randstad has a right of first refusal to purchase the Randstad – Atlanta Building should Fund XIII-XIV Associates decide to sell the Randstad – Atlanta Building in the future. Fund XIII-XIV Associates, as landlord, is responsible for the maintenance and repair of the roof, plumbing, electrical, heating and air conditioning, exterior walls, doors, windows, corridors, and other common areas of the Randstad – Atlanta Building.

The average effective annual rental rate per square foot for the Randstad – Atlanta Building was approximately $11.24 for 2003, the first year of ownership.

ITEM 3.	LEGAL PROCEEDINGS.

There were no material pending legal proceedings or proceedings known to be contemplated by governmental authorities involving the Partnership during the fourth quarter of 2003.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the limited partners during the fourth quarter of 2003.

PART II

ITEM 5.	MARKET FOR PARTNERSHIP’S UNITS AND RELATED SECURITY HOLDER MATTERS.

As of February 15, 2004, the Partnership had 3,083,828 outstanding Cash Preferred Status Units held by a total of 1,246 limited partners and 688,220 outstanding Tax Preferred Status Units held by a total of 154 limited partners. The capital contribution per unit is $10.00. There is no established public trading for the Partnership’s limited partnership units, and it is not anticipated that a public trading market for the units will develop. Under the partnership agreement, the General Partners have the right to prohibit transfers of units.

In order for NASD members and their associated persons to participate in the offering and sale of units of the Partnership, the Partnership is required pursuant to NASD Rule 2810(b)(5) to disclose in each annual report distributed to limited partners a per-unit estimated value of the units, the method by which it was developed and the date of the data used to develop the estimated value. In addition, pursuant to Section 15.2 of the partnership agreement and the Partnership’s prospectus, the General Partners are required to prepare annual statements of estimated unit values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in the Partnership. Pursuant to Section 15.2 of the partnership agreement and the Partnership’s prospectus, for the first three fiscal years following the termination of the offering of units in the Partnership, the estimated value of the units shall be deemed to be $10 per unit for these purposes. The basis for this valuation is the fact that the Partnership was recently engaged in a public offering of its units at the price of $10.00 per unit. However, please note that there is no public trading market for the units nor is one ever expected to develop and there can be no assurance that limited partners could receive $10 per unit if such a market did exist and they sold their units or that they will be able to receive such amount for their units in the future. In addition, the Partnership has not performed an evaluation of the Partnership properties and, therefore, this valuation is not based upon the value of the Partnership properties, nor does it represent the amount limited partners would receive if the Partnership properties were sold and the proceeds distributed to the limited partners in a liquidation of the Partnership, which amount would most likely be less than $10.00 per unit as a result of the fact that, at the time the Partnership is purchasing its properties, the amount of funds available for investment in properties is reduced by the 16% of offering proceeds raised by the Partnership, which are used to pay selling commissions and dealer manager fees, organization and offering expenses and acquisition and advisory fees, as described in more detail in this Annual Report and the Partnership’s Prospectus.

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

Limited partners holding Cash Preferred Status Units are entitled to a distribution from Net Cash From Operations, as defined in the partnership agreement, of cash flow, less adequate cash reserves for other obligations of the Partnership for which there is no provision, on a per unit basis until they have received distributions in each fiscal year of the Partnership equal to 10% of their adjusted capital contributions. After this preference is satisfied, the General Partners will receive an amount of Net Cash From Operations equal to 10% of the total amount of Net Cash From Operations distributed. Thereafter, the limited partners holding Cash Preferred Status Units will receive 90% of Net Cash From Operations and the General Partners will receive 10%. No Net Cash From Operations will be distributed to limited partners holding Tax Preferred Status Units. Holders of Cash Preferred Status Units will, except in limited circumstances, be allocated none of the Partnership’s net loss, depreciation, and amortization deductions. These deductions will be allocated to limited partners holding Tax Preferred Status Units, until their capital account balances have been reduced to zero. No distributions have been made to limited partners holding Tax Preferred Status Units or to the General Partners as of December 31, 2003.

Cash available for distribution to the limited partners is distributed on a quarterly basis. Cash distributions made to limited partners holding Cash Preferred Status Units during 2002 and 2003 are summarized below:

Distributions for Quarter Ended	Total Cash Distributed	Investment Income	Return of Capital
March 31, 2002	$164,204	$0.14	$0.00
June 30, 2002	$171,967	$0.11	$0.00
September 30, 2002	$215,147	$0.13	$0.00
December 31, 2002	$253,090	$0.12	$0.00
March 31, 2003	$304,010	$0.12	$0.00
June 30, 2003	$340,478	$0.11	$0.00
September 30, 2003	$401,807	$0.13	$0.00
December 31, 2003	$501,122	$0.17	$0.00

The fourth quarter 2003 distribution was accrued in 2003 and paid to limited partners holding Cash Preferred Status Units in February 2004. No cash distributions were made to limited partners holding Tax Preferred Status Units or to the General Partners in 2003 or 2002.

ITEM 6.	SELECTED FINANCIAL DATA.

The following sets forth a summary of the selected financial data as of and for the year ended December 31, 2003, 2002, and 2001:

	2003	2002	2001
Total assets	$32,516,654	$23,930,275	$9,518,611
Total revenues	1,049,108	621,381	96,685
Net income	888,403	478,385	34,868
Net loss allocated to General Partners	0	0	(500)
Net income allocated to
Cash Preferred Limited Partners	1,627,786	795,851	84,293
Net loss allocated to
Tax Preferred Limited Partners	(739,383)	(317,466)	(48,925)
Net income per weighted average (1)
Cash Preferred Limited Partner Unit	$0.56	$0.52	$0.20
Net loss per weighted average (1)
Tax Preferred Limited Partner Unit	$(1.09)	$(1.02)	$(0.55)
Cash Preferred Limited Partner Unit:
Investment Income	$0.53	$0.50	$0.08
Return of Capital	$0.00	$0.00	$0.00

(1)	Weighted average units are calculated by averaging units over the period during which they are outstanding and converted to/from Cash Preferred Status Units or Tax Preferred Status Units.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Selected Financial Data presented in Item 6 and our accompanying financial statements and notes thereto.

(a)    Overview

Management believes that the Partnership is currently finishing the investing phase and entering the holding phase. As of December 31, 2003, the Partnership owned interests in six properties through interests in affiliated joint ventures and held investor proceeds of approximately $2.8 million, which are available for investment in properties. As of the date of this filing, each of the six properties in which the Partnership owns an interest is substantially leased to tenants at the beginning of their respective initial lease terms.

As the Partnership evolves through the life cycle detailed in Item 1, our most significant risks and challenges continue to evolve concurrently. At such time as we enter the positioning for sale phase, we anticipate that we will focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we will seek to maximize returns to the limited partners by negotiating long-term leases at market rental rates while attempting to minimize downtime, re-leasing expenditures, ongoing property level costs and portfolio costs. Later as we embark into the disposition and liquidation phase, our attention will shift to locating suitable acquirers, negotiating purchase-sale contracts that will attempt to maximize the total return to the limited partners, and minimize contingencies and our post-closing involvement with the acquirer.

During 2003, net income increased primarily due the acquisitions of the AIU – Chicago Building, the Siemens – Orlando Building and the Randstad – Atlanta Building in 2003, and recognizing a full year of operations for the John Wiley Building for the first time in 2003. Cash flows declined in 2003, primarily as a result of investing in the aforementioned property acquisitions and raising less capital in 2003, as compared to 2002, as the offering closed effective March 28, 2003.

During 2004, the Partnership anticipates transitioning out of the initial investing stage and completely into the initial holding stage upon investing all available investor proceeds in properties. Substantially all of our recurring operating revenues are generated from the operations of the properties in the Partnership’s portfolio. On a quarterly basis, we deduct the expenses related to the recurring operations of the properties and the portfolio from such revenues and assess the amount of the remaining cash flows that will be required to fund known re-leasing costs and other capital improvements. Any residual operating cash flows are considered available for distribution to the limited partners and will generally be paid quarterly. As further outlined in section (b) below, we anticipate increases in cash available for operating distributions to limited partners as the Partnership benefits from a full year of operations for the properties acquired in 2003 and to be acquired in 2004 with the remaining investor proceeds.

Industry Factors

Our results continue to be impacted by a number of factors influencing the real estate industry.

General Economic and Real Estate Market Commentary

The U.S. economy appears to be recovering; however, thus far it has been a jobless recovery, and because of this, real estate office fundamentals may not improve until employment growth strengthens. The economy has shown signs of growth recently, as companies have recommenced making investments in new employees. Job growth is the most significant demand driver for office markets. The jobless recovery has resulted in a demand deficit for office space. In general, the real estate office market lags behind the overall economic recovery and, therefore, recovery is not expected until late 2004 or 2005 at the earliest, and then will vary by market.

Overall, real estate market fundamentals are weak; however, capital continues to flow into the asset class. This increased capital drives the prices of many properties upward and investor returns downward. There is a significant pricing differential in underwriting parameters between well-leased assets with credit tenants and those with either existing vacancies or substantial near-term tenant rollover. Properties with long-term leases to strong credit tenants have seen an increase in value.

The office market has significant excess space. Vacancy levels are believed to be at or near their peak. There is some encouraging news, new construction continues to taper off, coming to a complete halt in many markets. As a result of the slow down in new construction and the modest decline in sublease space, net absorption has turned positive, although barely, at year-end. Many industry professionals believe office market fundamentals are bottoming-out; however, a recovery cannot be expected until job growth and corresponding demand for office space increases.

(b)    Results of Operations

Gross Revenues

Gross revenues of the Partnership were $1,049,108, $621,381, and $96,685 for the years ended December 31, 2003, 2002, and 2001, respectively, due to corresponding increases in equity in income of Joint Ventures described below and increases in interest income commensurate with the change in weighted average investor proceeds held during each period. The Partnership commenced operations on June 14, 2001 and made initial investments in Fund XIII-REIT Associates and Fund XIII-XIV Associates on June 27, 2001 and August 30, 2003, respectively. As of December 31, 2003, the Partnership has invested in four income-producing properties through Fund XIII-REIT Associates and two income-producing properties through Fund XIII-XIV Associates.

Equity In Income of Joint Ventures

Gross Revenues of Joint Ventures

Gross revenues of the Joint Ventures increased substantially in 2003, as compared to 2002 and 2001, primarily due to: (i) the acquisitions of the AIU-Chicago Building in September 2003, the Siemens – Orlando Building in October 2003, the Randstad – Atlanta Building in December 2003, and (ii) recognizing a full year of operations for the John Wiley Building for the first time in 2003.

Expenses of Joint Ventures

Expenses of the Joint Ventures increased substantially in 2003, as compared to 2002 and 2001, primarily as a result of: (i) additional operating expenses associated with the AIU-Chicago Building, Siemens-Orlando Building and Randstad-Atlanta Building acquisitions, and full year of operations for the John Wiley Building for the first time in 2003, as noted above, and (ii) additional depreciation expense and amortization of intangible lease assets incurred in connection with the 2003 and 2002 acquisitions.

As a result of the aforementioned factors, equity in income of Joint Ventures was $931,683, $531,457, and $58,610 for the years ended December 31, 2003, 2002, and 2001, respectively.

Expenses of the Partnership

Expenses of the Partnership were $160,705, $142,996, and $61,817 for the years ended December 31, 2003, 2002, and 2001, respectively. The 2003 increase from 2002, is primarily attributable to increases in: (i) administrative costs incurred in response to new reporting and regulatory requirements; we anticipate additional increases related to implementing and adhering to such reporting and regulatory requirements on a going-forward basis, and (ii) accounting fees related to the interpretation and implementation of Statement of Financial Accounting Standard No. 141. The 2002 increase from 2001 is primarily due to increases in administrative salaries and legal and accounting fees related to the growth in operations resulting from a full year of operations for the first time in 2002, as the Partnership commenced its offering of limited partnership units in March 2001.

Net Income of the Partnership

As a result of the aforementioned changes in revenues and expenses, net income of the Partnership was $888,403, $478,385, and $34,868 for the years ended December 31, 2003, 2002, and 2001, respectively.

(c)    Liquidity and Capital Resources

Cash Flows From Operating Activities

Net cash flows from operating activities were $(118,986), $(7,821), and $81,705, for the years ended December 31, 2003, 2002, and 2001, respectively. The 2003 increase in cash flows used, as compared to 2002, was primarily attributable to an increase in partnership expenses, as described in the previous section, and a change in the timing of paying accounts payable. The 2002 decrease, as compared to 2001, was primarily due to additional salaries, printing, and legal costs of approximately $58,000, $12,000, and $4,000, respectively, as the Partnership commenced operations in June 2001 and was, therefore, operational for a full year in 2002 for the first time.

Cash Flows From Investing Activities

Net cash flows from investing activities were $(11,171,020), $(8,500,459), and $(8,491,585), for 2003, 2002, and 2001, respectively. The 2003 increase in cash flows used, as compared to 2002, was primarily attributable to the Partnership’s investments in Fund XIII-REIT Associates for the purchase of the AIU – Chicago Building, and in Fund XIII-XIV Associates for the purchase of the Siemens – Orlando Building and Randstad – Atlanta Building, exceeding the investments made for the purchase of the John Wiley Building in 2002. The net cash from investing activities remained relatively stable in 2002, as compared to 2001.

Cash Flows From Financing Activities

Net cash flows from financing activities were $7,798,759, $13,842,486, and $9,371,117, for 2003, 2002, and 2001, respectively. The 2003 decrease, as compared to 2002, is primarily attributable to: (i) the raising less capital in 2003, as compared to 2002, as the Partnership’s offering terminated in March 2003, and (ii) the increase in cash available for distributions paid to limited partners in 2003, as compared to 2002, as a result of the first full year of operations for the John Wiley Building, as well as initial operating cash flows generated from the AIU-Chicago Building, Siemens – Orlando Building and the Randstad – Atlanta Building during the third and fourth quarters of 2003.

The 2002 increase in cash flows, as compared to 2001, was primarily a result of raising additional capital during the entire year of 2002, whereas the offering did not commence until March 29, 2001, and is partially offset by the payment of additional related selling commissions and offering cost reimbursements, as well as distributions to limited partners.

Distributions

The Partnership made distributions to the limited partners holding Cash Preferred Units of $0.53, $0.52 and $0.08 per unit for the years ended December 31, 2003, 2002, and 2001, respectively. Such distributions have been made from net cash from operations and distributions received from the Partnership’s investment in Fund XIII-REIT Associates and Fund XIII-XIV Associates. No distributions have been made to the limited partners holding Tax Preferred Units or to the General Partners.

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning and operating income-producing real properties and as of December 31, 2003, the Partnership was holding net offering proceeds of approximately $2.8 million available for investment in such properties. At this time the General Partners are unaware of any specific need requiring the capital resources of the Partnership.

(d)    Related-Party Transactions

Offering Expense Reimbursements

The Partnership reimburses Wells Capital for organizational and offering expenses equal to the lesser of actual costs incurred or 3% of the aggregate gross offering proceeds, subject to the overall limitations of the partnership agreement. Organizational and offering expenses include such costs as legal and accounting fees, printing costs, and other offering expenses, but do not include sales or underwriting commissions. As of December 31, 2003, the Partnership had paid aggregate fees of $1,131,615 to Wells Capital, which amounted to 3% of the aggregate gross offering proceeds received to date.

Selling Commissions and Dealer-Managers Fees

The Partnership pays selling commissions and dealer manager fees up to 7% and equal to 2.5%, respectively, of aggregate gross offering proceeds to Wells Investment Securities, Inc., an affiliated and registered securities broker-dealer, and/or other broker-dealers participating in the offering of the Partnership’s limited partner units (“Participating Dealers”). Wells Investment Securities, Inc. may re-allow a portion of its dealer-manager fee to Participating Dealers in the aggregate amount of up to 1.5% of aggregate gross offering proceeds as marketing fees, or to reimburse Participating Dealers for the costs and expenses of representatives of such Participating Dealers of attending educational conferences and seminars. As of December 31, 2003, the Partnership had paid aggregate selling commissions of $3,381,542 and dealer-manager fees of $935,552 of which all $3,381,542 of the selling commissions and $373,818 of the dealer-manager fees were re-allowed to Participating Dealers.

Acquisition and Advisory Fees and Acquisition Expense Reimbursements

The Partnership pays Wells Capital for acquisition and advisory services and acquisition expenses equal to 3.5% of the aggregate gross offering proceeds, subject to certain overall limitations contained in the partnership agreement. As of December 31, 2003, the Partnership had paid aggregate fees of $1,293,207 to Wells Capital, which amounted to 3.5% of the aggregate gross offering proceeds received to date.

Management and Leasing Fees

Wells Management, an affiliate of the General Partners, receives compensation for supervising the management and leasing of the Partnership properties equal to the lesser of (a) fees that would be paid to a comparable outside firm or (b) 4.5% of the gross revenues generally paid over the life of the lease plus a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month’s rent. In the case of commercial properties which are leased on a long-term (ten or more years) net basis, the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures were $92,249, $46,659, and $10,488 for the years ended December 31, 2003, 2002, and 2001, respectively.

Administration Reimbursements

Wells Capital and its affiliates perform certain administrative services for the Partnership, such as accounting and other partnership administration, and incur the related expenses. Such expenses are allocated among the various

Wells Real Estate Funds based on time spent on each fund by individual administrative personnel. During 2003, 2002, and 2001, the Partnership had paid $78,597, $90,395, and $31,671, respectively, to Wells Capital and its affiliates for reimbursement of such administrative services. See Note 8 to the financial statements included with this report for a summary of the Partnership’s administrative costs.

Conflicts of Interest

The General Partners are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the General Partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Partnership in connection with property acquisitions or for tenants in similar geographic markets.

(e)    Inflation

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. However, there are provisions in the majority of tenant leases, which would protect the Partnership from the impact of inflation. These provisions include reimbursement billings for operating expense pass-through charges, real estate tax, and insurance reimbursements on a per-square-foot basis, or in some cases, annual reimbursement of operating expenses above a certain per-square-foot allowance. However, due to the long-term nature of the leases, the leases may not reset frequently enough to cover inflation.

(f)    Application of Critical Accounting Policies

The Partnership’s accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus, resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of the Partnership’s results of operations to those of companies in similar businesses.

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

Investment in Real Estate Assets

The Partnership’s management is required to make subjective assessments as to the useful lives of its depreciable assets. The Partnership considers the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of the Partnership’s assets by class are as follows:

Building	25 years
Building improvements	Remaining useful life of the building
Land improvements	20 years
Tenant improvements	Lease term

In the event that management uses inappropriate useful lives or methods for depreciation, the Partnership’s net income would be misstated.

Valuation of Real Estate Assets

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which the Partnership has an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Partnership at December 31, 2003.

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

The fair values of the tangible assets of an acquired property (which includes land and building) are determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and building based on management’s determination of the relative fair value of these assets. Management determines the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance, and other operating expenses during the expected lease-up periods based on current market demand. Management estimates costs to execute similar leases including leasing commissions, and other related costs.

The fair values of above-market and below-market in-place leases are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining terms of the leases. The above-market and below-market lease values are capitalized as intangible lease assets or liabilities and amortized as an adjustment to rental income over the remaining terms of the respective leases.

The fair values of in-place leases include direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals which are avoided by acquiring an in-place lease, and tenant relationships. Direct costs associated with obtaining a new tenant include commissions, tenant improvements, and other direct costs and are estimated based on management’s consideration of current market costs to execute a similar lease. These direct costs are amortized to expense over the remaining terms of the respective leases. The value of opportunity costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. Customer relationships are valued based on expected renewal of a lease or the likelihood of obtaining a particular tenant for other locations. These lease intangibles are amortized to rental income over the remaining terms of the respective leases.

Estimates of the fair values of the tangible and intangible assets requires us to estimate market lease rates, property operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, and the number of years the property is held for investment. The use of inappropriate estimates would result in an incorrect assessment of the Partnership’s purchase price allocations which could impact the amount of the Partnership’s reported net income.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Since the Partnership does not borrow any money or make any foreign investments, it is not subject to risks relating to interest rate or foreign currency exchange rate fluctuations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Registrant and supplementary data are detailed under Item 15 (a) and filed as part of the report on the pages indicated.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with the Partnership’s independent public accountants during the years ended December 31, 2003 and 2002.

On May 16, 2002, the General Partners dismissed Arthur Andersen LLP (Andersen) as the Partnership’s independent public accountants effective immediately.

Andersen’s report on the financial statements of the Partnership for the year ended December 31, 2001 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

During the year ended December 31, 2001 and through the date of Andersen’s dismissal, there were no disagreements with Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen’s satisfaction, would have caused Andersen to make reference to the subject matter in connection with its report on the financial statements of the Partnership for such year and there were no reportable events as set forth in Item 304(a)(1)(v) of Regulation S-K.

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

ITEM 9A.	CONTROLS AND PROCEDURES.

The Partnership carried out an evaluation, under the supervision and with the participation of management of Wells Capital, the corporate General Partner of the Partnership, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective.

There were no significant changes in the Partnership’s internal control over financial reporting during the Partnership’s fourth fiscal quarter that have materially affected, or are likely to materially affect, the Partnership’s internal control over financial reporting.

PART III

ITEM 10.	GENERAL PARTNERS OF THE PARTNERSHIP.

Wells Capital

Wells Capital was formed in April 1984. The executive offices of Wells Capital are located at 6200 The Corners Parkway, Norcross, Georgia 30092. Leo F. Wells, III is the sole Director and the President of Wells Capital. Wells Capital was organized under the Georgia Business Corporation Code, and is primarily in the business of serving as general partner or as an affiliate to the general partner in affiliated public limited partnerships (“Wells Real Estate Funds”) and as the advisor to the Wells Real Estate Investment Trust, Inc. and Wells Real Estate Investment Trust II, Inc. (“Wells REITs”), each a Maryland corporation which qualifies as a real estate investment trust. In these capacities, Wells Capital performs certain services for the Wells Real Estate Funds and the Wells REITs, including presenting, structuring, and acquiring real estate investment opportunities, entering into leases and service contracts on acquired properties, arranging for and completing the disposition of properties, and providing other services such as accounting and administrative functions.

Leo F. Wells, III

Mr. Wells, who serves as one of our General Partners, is the President, Treasurer, and sole director of Wells Capital, which is the corporate general partner of our other General Partner. He is also the sole stockholder,

President, and sole director of Wells Real Estate Funds, Inc., the parent corporation of Wells Capital, Wells Management, Wells Investment Securities, Inc. (“Wells Investment Securities”), and Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which Mr. Wells serves as principal broker. He is also the President, Treasurer, and sole director of:

•	Wells Management, our property manager;

•	Wells & Associates, Inc.; and

•	Wells Development Corporation, a company he organized in 1997 to develop real properties.

Mr. Wells is the President and a director of Wells Real Estate Investment Trust, Inc. and Wells Real Estate Investment Trust II, Inc., which are both real estate investment trusts formed under Maryland law.

Mr. Wells was a real estate salesman and property manager from 1970 to 1973 for Roy D. Warren & Company, an Atlanta-based real estate company, and he was associated from 1973 to 1976 with Sax Gaskin Real Estate Company. From 1980 to February 1985 he served as Vice President of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. Mr. Wells holds a Bachelor of Business Administration degree in economics from the University of Georgia. Mr. Wells is a member of the Financial Planning Association (FPA).

On August 26, 2003, Mr. Wells and Wells Investment Securities entered into a Letter of Acceptance, Waiver and Consent (AWC) with the NASD relating to alleged rule violations. The AWC set forth the NASD’s findings that Wells Investment Securities and Mr. Wells had violated conduct rules relating to the provision of non-cash compensation of more than $100 to associated persons of NASD member firms in connection with their attendance at the annual educational and due diligence conferences sponsored by Wells Investment Securities in 2001 and 2002. Without admitting or denying the allegations and findings against them, Wells Investment Securities and Mr. Wells consented in the AWC to various findings by the NASD which are summarized in the following paragraph:

In 2001 and 2002, Wells Investment Securities sponsored conferences attended by registered representatives who sold its real estate investment products. Wells Investment Securities also paid for certain expenses of guests of the registered representatives who attended the conferences. In 2001, Wells Investment Securities paid the costs of travel to the conference and meals for many of the guests, and paid the costs of playing golf for some of the registered representatives and their guests. Wells Investment Securities later invoiced registered representatives for the cost of golf and for travel expenses of guests, but was not fully reimbursed for such. In 2002, Wells Investment Securities paid for meals for the guests. Wells Investment Securities also conditioned most of the 2001 conference invitations on attainment by the registered representatives of a predetermined sales goal for Wells Investment Securities products. This conduct violated the prohibitions against payment and receipt of non-cash compensation in connection with the sales of these products contained in NASD’s Conduct Rules 2710, 2810, and 3060. In addition, Wells Investment Securities and Mr. Wells failed to adhere to all of the terms of their written undertaking made in March 2001 not to engage in the conduct described above, and thereby engaged in conduct that was inconsistent with high standards of commercial honor and just and equitable principles of trade in violation of NASD Conduct Rule 2110.

Wells Investment Securities consented to a censure and Mr. Wells consented to suspension from acting in a principal capacity with an NASD member firm for one year. Wells Investment Securities and Mr. Wells also agreed to the imposition of a joint and several fine in the amount of $150,000. Although he is temporarily prohibited from acting in a principal capacity with Wells Investment Securities, Mr. Wells continues to engage in selling efforts and other non-principal activities on behalf of Wells Investment Securities.

Financial Oversight Committee

The Partnership does not have a board of directors or an audit committee. Accordingly, as the corporate General Partner of the Partnership, Wells Capital has established a Financial Oversight Committee consisting of Leo F. Wells, III, as the Principal Executive Officer; Douglas P. Williams, as the Principal Financial Officer; and Randall D. Fretz, as the Chief of Staff, of the corporate General Partner. The Financial Oversight Committee serves the equivalent function of an audit committee for, among others, the following purposes: appointment, compensation, review and oversight of the work of our independent public accountants, and establishing and enforcing the code of ethics. However, since the Partnership and corporate General Partner do not have an audit committee and the Financial Oversight Committee is not independent of the Partnership or the General Partners, the Partnership does not have an “audit committee financial expert.”

Code of Ethics

The Financial Oversight Committee has adopted a code of ethics applicable to our corporate General Partner’s Principal Executive Officer and Principal Financial Officer, as well as the principal accounting officer, controller or other employees of our corporate General Partner performing similar functions on behalf of the Partnership, if any. You may obtain a copy of this code of ethics, without charge, upon request by calling our Investor Services Department at (800) 557-4830 or (770) 243-8282.

ITEM 11.	COMPENSATION OF GENERAL PARTNERS AND AFFILIATES.

The following table summarizes the compensation and fees (including reimbursement of expenses) paid to the General Partners and their affiliates during the year ended December 31, 2003.

Name of Individual or Number in Group	Capacities in Which Served/ Form of Compensation	Cash Compensation
Wells Capital	Acquisition and Advisory Fees and Acquisition Expenses	$1,293,207

Wells Capital	General Partner of Wells Partners, L.P. Reimbursement of Organization and Offering Expenses	$1,131,615

Wells Capital	Administrative services such as accounting and other partnership administration	$60,531

Wells Investment Securities, Inc.	Dealer-Manager Selling Commissions	$3,381,542	(1)

Wells Management	Property Management and Leasing Fees	$114,812	(2)

(1)	This amount includes all selling commissions and dealer manager fees paid or payable to Wells Investment Securities, Inc., a substantial portion of which were reallocated to other broker-dealers.

(2)	These property management and leasing fees are not paid directly by the Partnerships but are paid by the joint venture entities which own properties for which the property management and leasing services relate and include management and leasing fees, some of which were accrued for accounting purposes in 2003 but not actually paid until January 2004. The Partnership does not own any properties directly. Accordingly, these fees are payable to Wells Management by the Joint Ventures described in Item 1 and represent the Partnership’s ownership interest in amounts attributable to the properties owned directly by these joint ventures for services rendered during 2003. Some of the fees were accrued for accounting purposes in 2003; however were not paid until January 2004.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

No limited partner is known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership.

Set forth below is the security ownership of management as of February 15, 2004.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Cash Preferred Status Units	Leo F. Wells, III	2,095.945 Units (IRA)	Less than 1%

No arrangements exist which would, upon operation, result in a change in control of the Partnership.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The compensation and fees paid or to be paid by the Partnership to the General Partners and their affiliates in connection with the operation of the Partnership are as follows:

Interest in Partnership Cash Flow and Net Sales Proceeds

The General Partners will receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the limited partners holding Cash Preferred Status Units have received preferential distributions equal to 10% of their adjusted capital accounts in each fiscal year. The General Partners will also receive a subordinated participation in net sales proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after limited partners holding Cash Preferred Status Units have received a return of their adjusted capital contributions plus a 10% cumulative return on their adjusted capital contributions and limited partners holding Tax Preferred Units have received a return of their adjusted capital contributions plus a 15% cumulative return on their adjusted capital contributions; provided, however, that in no event shall the General Partners receive in the aggregate in excess of 15% of net sales proceeds and net financing proceeds remaining after payments to limited partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners did not receive any distributions of net cash flow from operations or net sales proceeds for the year ended December 31, 2003.

Property Management and Leasing Fees

Wells Management, an affiliate of the General Partners, receives compensation for supervising the management and leasing of the Partnership properties equal to the lesser of (a) fees that would be paid to a comparable outside firm or (b) 4.5% of the gross revenues generally paid over the life of the lease plus a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month’s rent. In the case of commercial properties which are leased on a long-term (ten or more years) net basis, the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Wells Management has received a total of $114,812 in property management and leasing fee compensation for services rendered during the year ended December 31, 2003.

Real Estate Commissions

In connection with the sale of Partnership properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (a) 50% of the commissions customarily charged by other brokers in arm’s-length transactions involving comparable properties in the same geographic area or (b) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after limited partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners or their affiliates have not received any real estate commissions in 2003.

Acquisition and Advisory Fees and Expenses

The Partnership pays Acquisition and Advisory Fees and Acquisition Expenses to Wells Capital for acquisition and advisory services performed on the Partnership’s behalf. These payments, as provided by the partnership agreement, are equal to 3.5% of the limited partners’ capital contributions. Acquisition and Advisory Fees and Acquisition Expenses paid as of December 31, 2003, amounted to $1,293,207 and represented approximately 3.5% of the limited partners’ capital contributions.

Organizational and Offering Expenses

Wells Capital pays all the organization and offering expenses for the Partnership. Wells Capital may be reimbursed by the Partnership to the extent that such organization and offering expenses do not exceed 3% of total limited partners’ capital contributions. As of December 31, 2003, the Partnership had reimbursed Wells Capital for $1,131,615 in organization and offering expenses, which amounted to approximately 3% of limited partners’ capital contributions.

Expense Reimbursements

See Note 8 to the Partnership’s financial statements included with this report for a description of the administrative costs and reimbursements made to the General Partners and their affiliates during the year ended December 31, 2003.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Preapproval Policies and Procedures

The Financial Oversight Committee preapproves all auditing and permissible non-auditing services provided by our independent public accountants. The approval may be given as part of the Financial Oversight Committee’s approval of the scope of the engagement of our independent public accountants or on an individual basis. The preapproval of certain audit-related services and certain non-auditing services not exceeding enumerated dollar limits may be delegated to one or more of the Financial Oversight Committee’s members, but the member to whom such authority is delegated shall report any preapproval decisions to the full Financial Oversight Committee. Our independent public accountants may not be retained to perform the non-auditing services specified in Section 10A(g) of the Securities Exchange Act of 1934.

Fees Paid to the Independent Public Accountants

As indicated in Item 9 above, we engaged Ernst & Young to be our independent public accountants on July 3, 2002. The aggregate fees billed to the Partnership for professional accounting services, including the audit of the Partnership’s annual financial statements by Ernst & Young for the fiscal years ended December 31, 2003 and 2002, are set forth in the table below.

	2003	2002
Audit Fees	$34,544	$19,925
Audit-Related Fees	0	0
Tax Fees	3,259	84

Total	$37,803	$20,009

For purposes of the preceding table, the professional fees are classified as follows:

•	Audit Fees – These are fees for professional services performed for the audit of our annual financial statements and review of financial statements included in our Form 10-Q filings, services that are normally provided by independent public accountants in connection with statutory and regulatory filings or engagements, and services that generally independent public accountants reasonably can provide, such as statutory audits, attest services, consents, and assistance with and review of documents filed with the SEC.

•	Audit-Related Fees – These are fees for assurance and related services that traditionally are performed by independent public accountants, such as due diligence related to acquisitions and dispositions, internal control reviews, attestation services that are not required by statute or regulation, and consultation concerning financial accounting and reporting standards.

•	Tax Fees – These are fees for all professional services performed by professional staff in our independent public accountant’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning, and tax advice. Tax compliance involves preparation of any federal, state or local tax returns. Tax planning and tax advice encompass a diverse range of services, including assistance with tax audits and appeals, tax advice related to acquisitions and dispositions of assets, and requests for rulings or technical advice from taxing authorities.

•	All Other Fees – These are fees for other permissible work performed that do not meet the above-described categories, including assistance with internal audit plans and risk assessments.

Since May 6, 2003, the effective date of the SEC Rules requiring audit committees to approve all services provided by independent public accountants, 100% of the services performed by Ernst & Young described above under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” and “All Other Fees” were approved in advance by a member of the Financial Oversight Committee.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)1.	The Financial Statements are contained on pages F-1 through F-40 of this Annual Report on Form 10-K, and the list of the Financial Statements contained herein is set forth on pages F-1, which is hereby incorporated by reference.

(a)3.	Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(b)	No reports on Form 8-K were filed with the Commission during the fourth quarter of 2003.

(c)	The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(d)	Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XIII, L.P. (Registrant)

By: WELLS CAPITAL, INC. (Corporate General Partner)

March 8, 2004	/s/ LEO F. WELLS, III Leo F. Wells, III President
March 8, 2004	/s/ DOUGLAS P. WILLIAMS Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX

TO

2003 FORM 10-K

OF

WELLS REAL ESTATE FUND XIII, L.P.

The following documents are filed as exhibits to this report. Those exhibits previously filed and incorporated herein by reference are identified below by an asterisk. For each such asterisked exhibit, there is shown below the description of the previous filing. Exhibits which are not required for this report are omitted.

Exhibit Number	Description of Document

*3.1	Agreement of Limited Partnership of Wells Real Estate Fund XIII, L.P. (Exhibit 3.1 to Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., as amended to date, Commission File No. 333-48984)

*3.2	Certificate of Limited Partnership of Wells Real Estate Fund XIII, L.P. dated September 15, 1998 (Exhibit 3.2 to Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., as amended to date, Commission File No. 333-48984)

*3.3	Certificate of Amendment to the Certificate of Limited Partnership of Wells Real Estate Fund XIII, L.P. dated October 20, 2000 (Exhibit 3.2(a) to Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., as amended to date, Commission File No. 333-48984)

*10.1	Management and Leasing Agreement with Wells Management Company, Inc. (Exhibit 10.2 to Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., as amended to date, Commission File No. 333-48984)

*10.2	Joint Venture Partnership Agreement of Wells Fund XIII-REIT Joint Venture Partnership (Exhibit 10.85 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.3	Agreement for the Purchase and Sale of Property for the AmeriCredit Building (Exhibit 10.86 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-44900)

*10.4	Lease Agreement for the AmeriCredit Building (Exhibit 10.87 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.5	Purchase Agreement for the ADIC Buildings (Exhibit 10.6 to Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., as amended to date, Commission File No. 333-48984)

*10.6	Purchase Agreement for the land immediately adjacent to the ADIC Buildings (Exhibit 10.7 to Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., as amended to date, Commission File No. 333-48984)

*10.7	Lease Agreement for the ADIC Buildings (Exhibit 10.8 to Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., as amended to date, Commission File No. 333-48984)

*10.8	Purchase Agreement for the John Wiley Indianapolis Building (Exhibit 10.9 to Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., as amended to date, Commission File No. 333-48984)

*10.9	Lease Agreement with John Wiley & Sons, Inc. ((Exhibit 10.10 to Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., as amended to date, Commission File No. 333-48984)

*10.10	Amendment #2 to Lease Agreement with John Wiley & Sons, Inc. (Exhibit 10.11 to Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., as amended to date, Commission File No. 333-48984)

*10.11	Amendment #3 to Lease Agreement with John Wiley & Sons, Inc. (Exhibit 10.12 to Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., as amended to date, Commission File No. 333-48984)

*10.12	Purchase and Sale Agreement relating to the AIU Chicago Building (Exhibit 10.1 to the Form 10-Q of Wells Real Estate Fund XIII, L.P. for the quarter ended September 30, 2003, File No. 0-49633)

*10.13	Lease Agreement with American InterContinental University, Inc. (Exhibit 10.2 to the Form 10-Q of Wells Real Estate Fund XIII, L.P. for the quarter ended September 30, 2003, File No. 0-49633)

*10.14	Agreement of Purchase and Sale of Property for Siemens Orlando Buildings and third amendment thereto (Exhibit 10.3 to Form S-11 Registration Statement of Wells Real Estate Fund XIV, L.P., as amended to date, Commission File No. 333-101463)

*10.15	Lease Agreement with Siemens Shared Services LLC (Exhibit 10.4 to Form S-11 Registration Statement of Wells Real Estate Fund XIV, L.P., as amended to date, Commission File No. 333-101463)

10.16	Joint Venture Partnership Agreement of Fund XIII and Fund XIV Associates

10.17	Purchase and Sale Agreement for Randstad Atlanta Building

10.18	Lease Agreement for Randstad Atlanta Building

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

WELLS REAL ESTATE FUND XIII, L.P.

                                                                       (A Georgia Public Limited Partnership)

REPORT OF INDEPENDENT AUDITORS

The Partners

Wells Real Estate Fund XIII, L.P.

We have audited the accompanying balance sheets of Wells Real Estate Fund XIII, L.P. (a Georgia public limited partnership) as of December 31, 2003 and 2002, and the related statements of income, partners’ capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Wells Real Estate Fund XIII, L.P. for the year ended December 31, 2001 were audited by other auditors who have ceased operations and whose report dated January 25, 2002 expressed an unqualified opinion on those financial statements before the restatement disclosures described in Note 1.

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

In our opinion, the 2003 and 2002 financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund XIII, L.P. at December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

As discussed above, the financial statements of Wells Real Estate Fund XIII, L.P. for the year ended December 31, 2001 were audited by other auditors who have ceased operations. As described in Note 1, these financial statements have been revised to include disclosure of the number of Cash Preferred and Tax Preferred weighted average limited partner units outstanding for the year ended December 31, 2001 on the statement of income. Our audit procedures with respect to this disclosure included recalculating the number of Cash Preferred and Tax Preferred weighted average limited partner units outstanding for the year ended December 31, 2001 by dividing the net income amount allocated to Cash Preferred limited partners and net loss amount allocated to Tax Preferred limited partners, previously reported on the statement of income in 2001, by the amount of net income per weighted average Cash Preferred limited partner unit and net loss per weighted average Tax Preferred limited partner unit, previously reported on the statement of income in 2001. In our opinion, the disclosure of the number of Cash Preferred and Tax Preferred weighted average limited partner units outstanding on the statement of income for the year ended December 31, 2001 is appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of Wells Real Estate Fund XIII, L.P. other than with respect to such restatement disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

/s/    Ernst & Young LLP

Atlanta, Georgia

February 18, 2004

WELLS REAL ESTATE FUND XIII, L.P.

                                                                       (A Georgia Public Limited Partnership)

(The following is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the financial statements of Wells Real Estate Fund XIII, L.P. for the fiscal year ended December 31, 2001 included in the 2001 Form 10-K filing. This audit report has not been reissued by Arthur Andersen in connection with the filing of this form 10-K for the fiscal year ended December 31, 2003.)

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

ARTHUR ANDERSEN LLP

Atlanta, Georgia

January 25, 2002

WELLS REAL ESTATE FUND XIII, L.P.

                                                                       (A Georgia Public Limited Partnership)

BALANCE SHEETS

DECEMBER 31, 2003 AND 2002

ASSETS
	2003	2002
INVESTMENT IN JOINT VENTURES	$29,046,985	$17,177,001
CASH AND CASH EQUIVALENTS	2,804,796	6,296,043
DUE FROM JOINT VENTURES	546,654	201,131
DEFERRED PROJECTS COSTS	118,219	256,100

Total assets	$32,516,654	$23,930,275

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Partnership distribution payable	$501,122	$253,697
Accounts payable	26,786	102,492
Commissions payable	0	48,206
Due to affiliate	0	57,760

Total liabilities	527,908	462,155

PARTNERS’ CAPITAL:
Limited partners:
Cash Preferred – 3,083,828 and 2,201,817 units issued and outstanding as of December 31, 2003 and 2002, respectively	26,958,308	19,215,466
Tax Preferred – 688,220 and 521,472 units issued and outstanding as of December 31, 2003 and 2002, respectively	5,030,438	4,252,654
General partners	0	0

Total partners’ capital	31,988,746	23,468,120

Total liabilities and partners’ capital	$32,516,654	$23,930,275

See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

                                                                       (A Georgia Public Limited Partnership)

STATEMENTS OF INCOME

FOR THE YEARS ENDED

DECEMBER 31, 2003, 2002, AND 2001

	2003	2002	2001
REVENUES:
Equity in income of Joint Ventures	$931,683	$531,457	$58,610
Interest income	117,425	89,924	38,075

	1,049,108	621,381	96,685

EXPENSES:
Partnership administration	109,635	116,336	41,142
Legal and accounting	44,089	20,569	16,630
Other general and administrative	6,981	6,091	4,045

	160,705	142,996	61,817

NET INCOME	$888,403	$478,385	$34,868

NET LOSS ALLOCATED TO GENERAL PARTNERS	$0	$0	$(500)

NET INCOME ALLOCATED TO CASH PREFERRED LIMITED PARTNERS	$1,627,786	$795,851	$84,293

NET LOSS ALLOCATED TO TAX PREFERRED LIMITED PARTNERS	$(739,383)	$(317,466)	$(48,925)

NET INCOME PER WEIGHTED AVERAGE CASH PREFERRED LIMITED PARTNER UNIT	$0.56	$0.52	$0.20

NET LOSS PER WEIGHTED AVERAGE TAX PREFERRED LIMITED PARTNER UNIT	$(1.09)	$(1.02)	$(0.55)

DISTRIBUTIONS PER WEIGHTED AVERAGE CASH PREFERRED LIMITED PARTNER UNIT	$0.53	$0.52	$0.16

WEIGHTED AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CASH PREFERRED	2,907,029	1,536,463	425,591

TAX PREFERRED	678,315	311,049	89,177

See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

                                                                       (A Georgia Public Limited Partnership)

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2003, 2002, AND 2001

	Limited Partners					General Partners	Total Partners’ Capital
		Cash Preferred		Tax Preferred
	Original	Units	Amount	Units	Amount
BALANCE, December 31, 2000	$100	0	$0	0	$0	$500	$600
Net income (loss)	0	0	84,293	0	(48,925)	(500)	34,868
Partnership distributions	0	0	(70,000)	0	0	0	(70,000)
Limited partner contributions	0	880,001	8,800,012	191,522	1,915,220	0	10,715,232
Sales commissions and discounts	0	0	(843,793)	0	(181,944)	0	(1,025,737)
Offering costs	0	0	(266,460)	0	(57,457)	0	(323,917)
Return of capital	(100)	0	0	0	0	0	(100)

BALANCE, December 31, 2001	0	880,001	7,704,052	191,522	1,626,894	0	9,330,946
Net income (loss)	0	0	795,851	0	(317,466)	0	478,385
Partnership distributions	0	0	(804,408)	0	0	0	(804,408)
Limited partner contributions	0	1,314,716	13,147,155	337,050	3,370,500	0	16,517,655
Sales commissions and discounts	0	0	(1,288,932)	0	(272,455)	0	(1,561,387)
Offering costs	0	0	(391,955)	0	(101,116)	0	(493,071)
Tax Preferred conversion elections	0	7,100	53,703	(7,100)	(53,703)	0	0

BALANCE, December 31, 2002	0	2,201,817	19,215,466	521,472	4,252,654	0	23,468,120
Net income (loss)	0	0	1,627,786	0	(739,383)	0	888,403
Partnership distributions	0	0	(1,547,417)	0	0	0	(1,547,417)
Limited partner contributions	0	807,053	8,070,543	241,706	2,417,058	0	10,487,601
Sales commissions and discounts	0	0	(763,616)	0	(229,687)	0	(993,303)
Offering costs	0	0	(242,136)	0	(72,522)	0	(314,658)
Tax Preferred conversion elections	0	76,172	608,320	(76,172)	(608,320)	0	0
Cash Preferred conversion elections	0	(1,214)	(10,638)	1,214	10,638	0	0

BALANCE, December 31, 2003	$0	3,083,828	$26,958,308	688,220	$5,030,438	$0	$31,988,746

See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

                                                                       (A Georgia Public Limited Partnership)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2003, 2002, AND 2001

	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$888,403	$478,385	$34,868

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in income of Joint Ventures	(931,683)	(531,457)	(58,610)
Changes in assets and liabilities:
Accounts payable	(75,706)	45,251	105,447

Total adjustments	(1,007,389)	(486,206)	46,837

Net cash (used in) provided by operating activities	(118,986)	(7,821)	81,705

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions received from Joint Ventures	1,340,811	607,033	31,165
Investments in Joint Ventures	(12,119,654)	(8,577,786)	(8,151,426)
Deferred project costs paid	(392,177)	(529,706)	(371,324)

Net cash used in investing activities	(11,171,020)	(8,500,459)	(8,491,585)

CASH FLOWS FROM FINANCING ACTIVITIES:
Limited partners’ contributions	10,399,660	16,442,773	10,630,964
Sales commissions	(953,568)	(1,486,505)	(941,469)
Offering costs paid	(347,341)	(493,071)	(318,278)
Distributions to partners from accumulated earnings	(1,299,992)	(620,711)	0
Return of capital paid to original limited partner	0	0	(100)

Net cash provided by financing activities	7,798,759	13,842,486	9,371,117

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,491,247)	5,334,206	961,237
CASH AND CASH EQUIVALENTS, beginning of year	6,296,043	961,837	600

CASH AND CASH EQUIVALENTS, end of year	$2,804,796	$6,296,043	$961,837

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Due from Joint Ventures	$546,654	$201,131	$65,076

Deferred project costs contributed to Joint Ventures	$504,981	$357,408	$339,643

Deferred project costs due to affiliate	$0	$45,542	$6,579

Partnership distributions payable	$501,122	$253,697	$70,000

Discounts applied to limited partner contributions	$87,941	$74,882	$84,268

See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

                                                                       (A Georgia Public Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002, AND 2001

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Wells Real Estate Fund XIII, L.P. (or, the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Capital, Inc. (“Wells Capital”), a Georgia corporation, serving as its general partners (the “General Partners”). The Partnership was formed on September 15, 1998 for the purpose of acquiring, developing, owning, operating, improving, leasing, and managing income producing commercial properties for investment purposes. Upon subscription for units, the Limited Partners must elect whether to have their units treated as Cash Preferred Status Units or Tax Preferred Status Units. Thereafter, Limited Partners have the right to change their prior elections to have some or all of their units treated as Cash Preferred Status Units or Tax Preferred Status Units one time during each quarterly accounting period. Limited Partners may vote to, among other things: (a) amend the Partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership, (c) add or remove a general partner; (d) elect a new general partner; (e) dissolve the Partnership; and (f) approve a sale involving all or substantially all of the Partnership’s assets, subject to certain limitations. The majority vote on any of the described matters will bind the Partnership, without the concurrence of the General Partners. Each limited partnership unit has equal voting rights, regardless of which class of unit is selected.

On September 15, 1998, the Partnership was organized under the laws of the state of Georgia upon accepting initial contributions from the General Partners and Original Limited Partner of $500 and $100, respectively. On March 29, 2001, the Partnership commenced an offering of up to $45,000,000 of Cash Preferred or Tax Preferred limited partnership units ($10.00 per unit) pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership commenced active operations upon receiving and accepting subscriptions for 125,000 units on June 14, 2001. The offering was terminated on March 28, 2003, at which time the Partnership had sold approximately 3,026,471 Cash Preferred Units and 748,678 Tax Preferred Units representing capital contributions of $37,751,487 from investors who were admitted to the Partnership as limited partners. Pursuant to the terms of the Partnership agreement, the Original Partner’s interest in the Partnership was redeemed for $100 upon the admission of additional limited partners following commencement of operations.

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

WELLS REAL ESTATE FUND XIII, L.P.

                                                                       (A Georgia Public Limited Partnership)

During the periods presented, the Partnership owned interests in the following six properties through the affiliated joint ventures listed below (the “Joint Ventures”):

Joint Venture	Joint Venture Partners	Properties

Wells Fund XIII-REIT Joint Venture Partnership (“Fund XIII-REIT Associates”)	• Wells Real Estate Fund XIII, L.P. • Wells Operating Partnership, L.P.*	1. AmeriCredit Building (Acquired on July 16, 2001) A two-story office building located in Orange Park, Clay County, Florida
2. ADIC Buildings (Acquired on December 21, 2001) Two connected one-story office and assembly buildings located in Douglas, Parker County, Colorado
3. John Wiley Building (Acquired on December 12, 2002) A four-story office building located in Fishers, Hamilton County, Indiana
4. American InterContinental University Building (Acquired on September 19, 2003) A four-story office building located in Hoffman Estates, Illinois

Fund XIII and Fund XIV Associates (“Fund XIII-XIV Associates”)	• Wells Real Estate Fund XIII, L.P. • Wells Real Estate Fund XIV, L.P.	5. Siemens-Orlando Building (Acquired on October 30, 2003) Two one-story office buildings located in Orlando, Florida
6. Randstad Atlanta Building (Acquired on December 19, 2003) A four-story office building located in Atlanta, Georgia

*	Wells Operating Partnership. L.P. (“Wells OP”) is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. (“Wells REIT”) serving as its general partner; Wells REIT is a Maryland corporation that qualifies as a real estate investment trust.

Use of Estimates

The preparation of the Partnership’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Investment in Joint Ventures

The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Accordingly, the Partnership’s investments in the Joint Ventures are recorded using the

WELLS REAL ESTATE FUND XIII, L.P.

                                                                       (A Georgia Public Limited Partnership)

equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. Pursuant to the terms of the joint venture agreements, all income and distributions are allocated to joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations are distributed to the joint venture partners on a quarterly basis.

Deferred Project Costs

The Partnership pays certain fees to Wells Capital related to the acquisition of properties. Such fees are capitalized to the cost of properties, included in the capitalized assets of the Joint Ventures, and depreciated on the same basis and over the respective useful lives of the related assets. Deferred project costs represent fees paid, which have not yet been invested and allocated to properties.

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

Distributions of Net Cash From Operations

Cash available for distribution, as defined by the partnership agreement, will be distributed to the limited partners on a quarterly basis. In accordance with the partnership agreement, distributions are paid first to limited partners holding Cash Preferred units until they have received a 10% per annum return on their net capital contributions on a per unit basis, as defined. Such distributions are then paid to the General Partners until they have received 10% of the total amount distributed with respect to such fiscal year. Any remaining cash available for distribution is split 90% to the limited partners holding Cash Preferred units on a per unit basis and 10% to the General Partners. No operating cash distributions will be made to the limited partners holding Tax Preferred units.

Distribution of Sale Proceeds

Upon the sale of properties, the net sale proceeds will be distributed in the following order:

•	To limited partners holding units which at any time have been treated as Tax Preferred units until each limited partner has received an amount necessary to equal the net cash available for distribution received by the limited partners holding Cash Preferred units on a per-unit basis

•	To limited partners on a per-unit basis until each limited partner has received 100% of his net capital contribution, as defined

•	To all limited partners on a per-unit basis until each limited partner has received a cumulative, noncompounded 10% per annum return on his net capital contribution, as defined

•

To limited partners on a per-unit basis until each limited partner has received an amount equal to his preferential limited partner return (defined as the sum of a 10% per annum cumulative, noncompounded

WELLS REAL ESTATE FUND XIII, L.P.

                                                                       (A Georgia Public Limited Partnership)

return on net capital contributions for all periods during which the units were treated as Cash Preferred units, and a 15% per annum cumulative, noncompounded return on net capital contributions for all periods during which the units were treated as Tax Preferred units)

•	To the General Partners until they have received 100% of their capital contributions, as defined

•	In the event that the limited partners have received any excess limited partner distributions (defined as distributions to limited partners over the life of their investment in the Partnership in excess of their net capital contributions, as defined, plus their preferential limited partner returns, as defined), to the General Partners until they have received distributions equal to 20% of the sum of any such excess limited partner distributions, plus distributions made to the General Partners pursuant to this provision

•	Thereafter, 80% to the limited partners on a per-unit basis and 20% to the General Partners

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

Net loss, depreciation, and amortization deductions for each fiscal year will be allocated as follows: (a) 99% to the limited partners holding Tax Preferred units and 1% to the General Partners until their capital accounts are reduced to zero; (b) then to any partner having a positive balance in his capital account in an amount not to exceed such positive balance; and (c) thereafter to the General Partners.

Gain on the sale or exchange of the Partnership’s properties will be allocated generally in the same manner that the net proceeds from such sale are distributed to partners after the following allocations are made, if applicable: (a) allocations made pursuant to the qualified income offset provisions of the partnership agreement; (b) allocations to partners having negative capital accounts until all negative capital accounts have been restored to zero; and (c) allocations to limited partners holding Tax Preferred units in amounts equal to the deductions for depreciation and amortization previously allocated to them with respect to the specific property sold, but not in excess of the amount of gain on sale recognized by the Partnership with respect to the sale of such property.

Recent Accounting Pronouncements

Business Combinations / Goodwill and Intangibles

On January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 141, “Business Combinations” (“FAS 141”), and Statement of Financial Accounting Standards No. 142, “Goodwill and Intangibles” (“FAS 142”). These standards govern business combinations, asset acquisitions and the accounting for acquired intangibles.

Upon the acquisition of real properties, it is the Partnership’s policy to allocate the purchase price of properties to acquired tangible assets, consisting of land and building, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, and the value of in-place leases, based in each case on their fair values.

The fair values of the tangible assets of an acquired property (which includes land and building) are determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and building

WELLS REAL ESTATE FUND XIII, L.P.

                                                                       (A Georgia Public Limited Partnership)

based on management’s determination of the relative fair value of these assets. Management determines the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance, and other operating expenses during the expected lease-up periods based on current market demand. Management estimates costs to execute similar leases including leasing commissions, and other related costs.

The fair values of above-market and below-market in-place leases are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining terms of the leases. The above-market and below-market lease values are capitalized as lease intangible assets or liabilities and amortized as an adjustment to rental income over the remaining terms of the respective leases.

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

Variable Interest Entities

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. FIN 46 requires the identification of the Partnership’s participation in variable interest entities (“VIEs”), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand-alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIEs, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the Partnership has adopted the provisions of FIN 46 commencing on June 15, 2003. FIN 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. As the Joint Ventures do not fall under the definition of VIEs provided above, the adoption of FIN 46 has not resulted in the consolidation of any previously unconsolidated entities.

Restatement Disclosures

The statement of income for the year ended December 31, 2001 has been revised to include disclosure of Cash Preferred and Tax Preferred weighted average limited partner units outstanding for the year ended December 31, 2001.

WELLS REAL ESTATE FUND XIII, L.P.

                                                                       (A Georgia Public Limited Partnership)

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year financial statement presentation.

2.	DEFERRED PROJECT COSTS

The Partnership pays a percentage of limited partner contributions to Wells Capital for acquisition and advisory services and as a reimbursement for acquisition expenses. These payments, as stipulated by the partnership agreement, are equal to 3.5% of limited partner contributions, subject to certain overall limitations contained in the partnership agreement. Aggregate fees paid through December 31, 2003 were $1,320,217 and amounted to 3.5% of limited partners’ contributions received. These fees are allocated to specific properties as they are purchased or developed and are included in the capitalized assets of the Joint Venture. Deferred project costs at December 31, 2003 represent fees not yet allocated to specific properties.

3.	OFFERING COSTS

As of December 31, 2003, Wells Capital had paid offering expenses on behalf of the Partnership in the aggregate amount of $2,081,760, of which the Partnership has reimbursed Wells Capital for $1,131,615, approximately 3% of aggregate gross offering proceeds. Offering costs, to the extent they exceed 3% of gross offering proceeds, will be paid by Wells Capital and not by the Partnership. Offering costs include such costs as legal and accounting fees, printing costs, and other offering expenses, but do not include sales or underwriting commissions.

4.	RELATED-PARTY TRANSACTIONS

Due from Joint Ventures at December 31, 2003 and 2002 represents the Partnership’s share of cash to be distributed from the Joint Ventures for the fourth quarters of 2003 and 2002, respectively, as follows:

	2003	2002
Fund XIII-REIT Associates	$448,166	$201,131
Fund XIII-XIV Associates	98,488	0

	$546,654	$201,131

The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In consideration for the management and leasing of the Partnership’s properties, the Joint Ventures pay Wells Management management and leasing fees equal to the lesser of (a) fees that would be paid to a comparable outside firm or (b) 4.5% of the gross revenues generally paid over the life of the lease plus a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month’s rent. In the case of commercial properties which are leased on a long-term net basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures was $92,249, $46,659 and $3,558 for the years ended December 31, 2003, 2002, and 2001, respectively.

Wells Capital performs certain administrative services for the Partnership, such as accounting and other partnership administration, and incurs the related expenses. Such expenses are allocated among the various Wells

WELLS REAL ESTATE FUND XIII, L.P.

                                                                       (A Georgia Public Limited Partnership)

Real Estate Funds based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of management, this allocation is a reasonable estimation of such expenses. During 2003, 2002, and 2001, the Partnership reimbursed $78,597, $90,395, and $31,671, respectively, to Wells Capital and its affiliates for these services.

The General Partners are also general partners in other Wells Real Estate Funds. As such, there may exist conflicts of interest where the General Partners in the capacity as general partners for other Wells Real Estate Funds may be in competition with the Partnership for tenants in similar geographic markets.

5.	INVESTMENT IN JOINT VENTURES

Fund XIII-REIT Associates

On June 27, 2001, Fund XIII-REIT Associates was formed for the purpose of acquiring, developing, operating, and selling real properties. On July 16, 2001, Fund XIII-REIT Associates purchased an 85,000-square-foot, two-story office building, known as the AmeriCredit Building located in Clay County, Florida. On December 21, 2001, Fund XIII-REIT Associates purchased two connected one-story office and assembly buildings, consisting of 148,200 square feet, known as the ADIC Buildings located in Douglas County, Colorado. On December 12, 2002, Fund XIII-REIT Associates purchased a four-story office building comprised of 141,000 square feet, known as the John Wiley Building located in Hamilton County, Indiana. On September 19, 2003, Fund XIII-REIT Associates purchased a 194,000-square-foot, four-story office building, known as the American InterContinental University Building located in Hoffman Estates, Illinois.

Fund XIII-XIV Associates

On August 20, 2003, Fund XIII-XIV Associates was formed for the purpose of acquiring, developing, operating, and selling real properties. On October 30, 2003, Fund XIII-XIV Associates purchased two single-story office buildings comprised of 82,000 square feet, known as the Siemens – Orlando Building located in Orlando, Florida. On December 19, 2003, Fund XIII-XIV Associates purchased a 64,574-square-foot, four-story office building, known as the Randstad Atlanta Building located in Atlanta, Georgia.

The Partnership’s investment and percentage ownership in the Joint Ventures as of December 31, 2003 and 2002, respectively, are summarized as follows:

	2003		2002
	Amount	Percent	Amount	Percent
Fund XIII – REIT Associates	$19,627,634	28%	$17,177,001	39%
Fund XIII-XIV Associates	9,419,351	50%	0	n/a

	$29,046,985		$17,177,001

The following is a roll-forward of the Partnership’s investment in Joint Ventures for the years ended December 31, 2003 and 2002:

	2003	2002
Investment in Joint Ventures, beginning of year	$17,177,001	$8,453,438
Equity in income of Joint Ventures	931,683	531,457
Contributions to Joint Ventures	12,624,635	8,935,194
Distributions from Joint Ventures	(1,686,334)	(743,088)

Investment in Joint Ventures, end of year	$29,046,985	$17,177,001

WELLS REAL ESTATE FUND XIII, L.P.

                                                                       (A Georgia Public Limited Partnership)

Condensed financial information for the Joint Ventures as of December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002 and 2001 follows:

	Total Assets December 31,		Total Liabilities December 31,		Total Equity December 31,
	2003	2002	2003	2002	2003	2002
Fund XIII-REIT Associates	$73,449,992	$44,840,926	$3,262,461	$689,841	$70,187,531	$44,151,085
Fund XIII-XIV Associates	19,061,266	0	222,562	0	18,838,704	0

	$92,511,258	$44,840,926	$3,485,023	$689,841	$89,026,235	$44,151,085

	Total Revenues For The Years Ended December 31,				Net Income For The Years Ended December 31,
	2003	2002		2001	2003	2002	2001
Fund XIII-REIT Associates	$6,352,374	$2,944,925	(i)	$706,373	$2,558,258	$1,649,629	$356,355
Fund XIII-XIV Associates	227,378	0		0	36,410	0	0

	$6,579,752	$2,944,925		$706,373	$2,594,668	$1,649,629	$356,355

(i)	Amounts have been restated to reflect interest income of $2,735 as revenues for the twelve months ended December 31, 2002. This change in presentation has no impact on the financial position, net income, or cash flows of the Joint Ventures or the Partnership.

6.	INCOME TAX BASIS NET INCOME AND PARTNERS’ CAPITAL

A reconciliation of the Partnership’s financial statement net income to net income presented in accordance with the Federal Income Tax basis of accounting is as follows for the years ended December 31, 2003 and 2002:

	2003	2002
Financial statement net income	$888,403	$478,385
Increase in net income resulting from:
Non-deductible meals & entertainment	0	31
Depreciation expense for financial reporting purposes in excess of amounts for income tax purposes	211,320	123,208
Amortization expense for financial reporting purposes in excess of amounts for income tax purposes	237,857	0
Capitalization of syndication costs for income tax purposes, which are accounted for as cost of capital for financial reporting purposes	1,307,961	0
Bad debt expense for financial reporting purposes in excess of amounts for income tax purposes	(1,006)	990
Rental income accrued for financial reporting purposes in excess of amounts for income tax purposes	(9,951)	(88,030)

Federal Income Tax basis net income	$2,634,584	$514,584

WELLS REAL ESTATE FUND XIII, L.P.

                                                                       (A Georgia Public Limited Partnership)

A reconciliation of the partners’ capital balances, as presented in the accompanying financial statements, to partners’ capital balances, as presented in accordance with the Federal Income Tax basis of accounting, is as follows for the years ended December 31, 2003 and 2002:

	2003	2002
Financial statement partners’ capital	$31,988,746	$23,468,120
Increase in partners’ capital resulting from:
Depreciation expense for financial reporting purposes in excess of amounts for income tax purposes	354,918	143,598
Amortization expense for financial reporting purposes in excess of amounts for income tax purposes	237,857	0
Meals & Entertainment	31	31
Bad debt expense for financial reporting purposes in excess of amounts for income tax purposes	(16)	990
Capitalization of syndication costs for income tax purposes, which are accounted for as cost of capital for financial reporting purposes	4,712,071	3,404,110
Accumulated rental income accrued for financial reporting purposes in excess of amounts for income tax purposes	(91,837)	(81,886)
Partnership distributions payable	501,122	253,697

Income tax basis partners’ capital	$37,702,892	$27,188,660

7.	QUARTERLY RESULTS (UNAUDITED)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2003 and 2002:

	2003 Quarters Ended
	March 31	June 30	September 30	December 31
Revenues	$280,162	$254,258	$285,595	$229,093
Net income	227,546	212,220	260,166	188,471
Net income allocated to Cash Preferred limited partners	378,354	363,028	423,381	463,023
Net loss allocated to Tax Preferred limited partners	(150,808)	(150,808)	(163,215)	(274,552)
Net income per weighted average Cash Preferred limited partner unit outstanding (a)	$0.16	$0.12	$0.14	$0.16
Net loss per weighted average Tax Preferred limited partner unit outstanding (a)	$(0.27)	$(0.20)	$(0.23)	$(0.40)
Distribution per weighted average Cash Preferred limited partner unit outstanding	$0.12	$0.11	$0.13	$0.17

WELLS REAL ESTATE FUND XIII, L.P.

                                                                       (A Georgia Public Limited Partnership)

	2002 Quarters Ended
	March 31	June 30	September 30	December 31
Revenues	$136,116	$136,246	$166,932	$182,087
Net (loss) income	114,119	103,177	132,751	128,338
Net loss allocated to general partners	0	0	0	0
Net income allocated to Cash Preferred limited partners	187,040	176,484	206,057	226,270
Net loss allocated to Tax Preferred limited partners	(72,921)	(73,307)	(73,306)	(97,932)
Net income per weighted average Cash Preferred limited partner unit outstanding	$0.18	$0.15	$0.10	$0.09
Net loss per weighted average Tax Preferred limited partner unit outstanding (a)	$(0.36)	$(0.32)	$(0.22)	$(0.10)
Distribution per weighted average Cash Preferred limited partner unit outstanding (a)	$0.14	$0.11	$0.13	$0.12

(a)	The totals of the four quarterly amounts do not equal the totals for the year. The difference results from the use of weighted averages to compute the number of units outstanding for each quarter and the year.

8.	PARTNERSHIP ADMINISTRATION AND LEGAL AND ACCOUNTING COSTS

Partnership administration and legal and accounting costs for the years ended December 31, 2003 and 2002 are comprised of the following items:

	2003	2002
Salary reimbursements	$78,597	$90,395
Independent accounting fees	30,505	9,783
Printing expenses	15,620	20,400
Legal fees	13,584	10,786
Postage and delivery expenses	7,566	3,664
Other professional fees	5,348	0
Bank service charges	2,489	0
Other	15	377
Taxes and licensing fees	0	1,500

Total partnership administration and legal and accounting costs	$153,724	$136,905

WELLS FUND XIII – REIT JOINT VENTURE PARTNERSHIP

                                                                                     (A Georgia Joint Venture)

REPORT OF INDEPENDENT AUDITORS

The Partners

Wells Fund XIII-REIT Joint Venture Partnership:

We have audited the accompanying balance sheets of Wells Fund XIII-REIT Joint Venture Partnership, a Georgia joint venture, as of December 31, 2003 and 2002, and the related statements of income, partners’ capital, and cash flows for the years ended December 31, 2003 and 2002 and for the period from June 27, 2001 (Inception) through December 31, 2001. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Fund XIII-REIT Joint Venture Partnership at December 31, 2003 and 2002, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 and for the period from June 27, 2001 (Inception) through December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    Ernst & Young LLP

Atlanta, Georgia

February 18, 2004

WELLS FUND XIII – REIT JOINT VENTURE PARTNERSHIP

                                                                                     (A Georgia Joint Venture)

BALANCE SHEETS

DECEMBER 31, 2003 AND 2002

ASSETS
	2003	2002
Real estate assets, at cost:
Land	$5,702,593	$5,078,504
Building and improvements, less accumulated depreciation of $3,050,191 and $1,244,330 at December 31, 2003 and 2002, respectively	54,886,414	37,517,783
Intangible lease asset, less accumulated amortization of $399,111 and $0 at December 31, 2003 and 2002, respectively	5,340,907	1,164,414

Total real estate assets	65,929,914	43,760,701
Deferred lease acquisition costs, less accumulated amortization of $193,183 and $0 at December 31, 2003 and 2002, respectively	3,502,387	0
Cash and cash equivalents	2,455,443	693,464
Accounts receivable	1,560,080	385,988
Other assets	2,168	773

Total assets	$73,449,992	$44,840,926

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Partnership distributions payable	$1,594,328	$604,859
Accounts payable	1,203,323	84,982
Deferred rent	464,810	0

Total liabilities	$3,262,461	$689,841

Partners’ capital:
Wells Real Estate Fund XIII, L.P.	19,627,634	17,177,001
Wells Operating Partnership, L.P.	50,559,897	26,974,084

Total partners’ capital	70,187,531	44,151,085

Total liabilities and partners’ capital	$73,449,992	$44,840,926

See accompanying notes.

WELLS FUND XIII – REIT JOINT VENTURE PARTNERSHIP

                                                                                     (A Georgia Joint Venture)

STATEMENTS OF INCOME

FOR THE YEARS ENDED

DECEMBER 31, 2003 AND 2002

AND FOR THE PERIOD FROM JUNE 27, 2001 (INCEPTION)

THROUGH DECEMBER 31, 2001

	2003	2002	2001
REVENUES:
Rental income	$5,498,322	$2,935,335	$706,373
Reimbursement income	854,052	9,590	0

	6,352,374	2,944,925	706,373
EXPENSES:
Depreciation	1,806,064	977,725	266,605
Operating costs	1,207,438	152,065	48,415
Management and leasing fees	381,356	119,916	26,954
Amortization of deferred lease acquisition costs	193,183	0	0
Joint Venture administration	176,462	36,058	5,244
Legal and accounting	29,613	9,532	2,800

	3,794,116	1,295,296	350,018

NET INCOME	$2,558,258	$1,649,629	$356,355

NET INCOME ALLOCATED TO WELLS REAL ESTATE FUND XIII, L.P.	$913,478	$531,457	$58,610

NET INCOME ALLOCATED TO WELLS OPERATING PARTNERSHIP, L.P.	$1,644,780	$1,118,172	$297,745

See accompanying notes.

WELLS FUND XIII – REIT JOINT VENTURE PARTNERSHIP

                                                                                     (A Georgia Joint Venture)

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2003 AND 2002

AND FOR THE PERIOD FROM JUNE 27, 2001 (INCEPTION)

THROUGH DECEMBER 31, 2001

	Wells Real Estate Fund XIII, L.P.	Wells Operating Partnership, L.P.	Total Partners’ Capital
BALANCE, June 27, 2001 (inception)	$0	$0	$0
Net income	58,610	297,745	356,355
Partnership contributions	8,491,069	18,285,076	26,776,145
Partnership distributions	(96,241)	(455,483)	(551,724)

BALANCE, December 31, 2001	8,453,438	18,127,338	26,580,776
Net income	531,457	1,118,172	1,649,629
Partnership contributions	8,935,194	9,294,465	18,229,659
Partnership distributions	(743,088)	(1,565,891)	(2,308,979)

BALANCE, December 31, 2002	17,177,001	26,974,084	44,151,085
Net income	913,478	1,644,780	2,558,258
Partnership contributions	3,125,000	24,935,267	28,060,267
Partnership distributions	(1,587,845)	(2,994,234)	(4,582,079)

BALANCE, December 31, 2003	$19,627,634	$50,559,897	$70,187,531

See accompanying notes.

WELLS FUND XIII – REIT JOINT VENTURE PARTNERSHIP

                                                                                     (A Georgia Joint Venture)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2003 AND 2002

AND FOR THE PERIOD FROM JUNE 27, 2001 (INCEPTION)

THROUGH DECEMBER 31, 2001

	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,558,258	$1,649,629	$356,355

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,806,064	977,725	266,605
Amortization of intangible lease asset	399,111	0	0
Amortization of lease acquisition costs	193,183	0	0
Changes in assets and liabilities:
Other assets	(1,395)	0	0
Accounts receivable	(1,174,092)	(314,752)	(72,009)
Accounts payable	1,118,341	(60,349)	145,331
Deferred rent	464,810	0	0

Total adjustments	2,806,022	602,624	339,927

Net cash provided by operating activities	5,364,280	2,252,253	696,282

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate assets	(24,374,388)	(17,506,701)	(25,779,337)
Payment of deferred lease acquisition costs	(3,695,570)	0	0

Net cash used in investing activities	(28,069,958)	(17,506,701)	(25,779,337)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from joint venture partners	28,060,267	17,506,701	25,780,110
Distributions to joint venture partners	(3,592,610)	(2,019,169)	(236,675)

Net cash provided by financing activities	24,467,657	15,487,532	25,543,435

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,761,979	233,084	460,380
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	693,464	460,380	0

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,455,443	$693,464	$460,380

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Deferred project costs contributed to the Joint Venture	$1,083,057	$722,958	$996,035

Partnership distributions payable	$1,594,328	$604,859	$315,049

See accompanying notes.

WELLS FUND XIII – REIT JOINT VENTURE PARTNERSHIP

                                                                                     (A Georgia Joint Venture)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002, AND 2001

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

On June 27, 2001, Wells Real Estate Fund XIII, L.P. (“Wells Fund XIII”) and Wells Operating Partnership, L.P. (“Wells OP”) entered into a joint venture to form Wells Fund XIII-REIT Joint Venture Partnership (the “Joint Venture”). The general partners of Wells Fund XIII are Leo F. Wells, III and Wells Capital, Inc. Wells OP is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. (“Wells REIT”) serving as its general partner. Wells REIT is a Maryland corporation that qualifies as a real estate investment trust.

The Joint Venture was formed to acquire and operate commercial real properties, including properties to be developed, currently under development or construction, newly constructed or having operating histories. On July 16, 2001, the Joint Venture purchased an 85,000-square foot; two-story office building located in Clay County, Florida, known as the AmeriCredit Building. On December 21, 2001, the Joint Venture purchased two connected one-story office and assembly buildings, consisting of 148,200 square feet, located in Douglas County, Colorado, known as the ADIC Building. On December 12, 2002, the Joint Venture purchased a four-story office building containing 141,000-square feet, located in Hamilton County, Indiana, known as the John Wiley Building. On September 19, 2003, the Joint Venture purchased a 194,000 square foot, four-story office building, known as the American InterContinental University Building (the “AIU-Chicago Building”), located in Hoffman Estates, Illinois.

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

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, all income and distributions are allocated to Wells Fund XIII and Wells OP in accordance with their respective ownership interests of approximately 28% and 72%, respectively. Net cash from operations is distributed to the joint venture partners on a quarterly basis.

Real Estate Assets

Real estate assets are stated at cost less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful lives of the related assets. All repairs and maintenance expenditures are

WELLS FUND XIII – REIT JOINT VENTURE PARTNERSHIP

                                                                                     (A Georgia Joint Venture)

expensed as incurred. Depreciation for buildings and improvements is calculated using the straight-line method over 25 years. Tenant improvements are amortized over the life of the related lease or real estate asset.

Effective January 1, 2002, the Joint Venture adopted the Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS 144”), which supersedes Statement of Financial Accounting Standards No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”) and Accounting Principles Board No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual or Infrequently Occurring Events or Transactions,” with regard to impairment assessment and discontinued operations, respectively. Under this accounting standard, management continually monitors events and changes in circumstances that could indicate that carrying amounts of real estate assets may not be recoverable. When indicators of potential impairment are present, management assesses the recoverability of the assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future cash flows expected from the use and eventual disposition of the asset. In the event the expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Joint Venture to date.

Intangible Lease Assets

On January 1, 2002, the Joint Venture adopted Statement of Financial Accounting Standards No. 141, “Business Combinations,” and Statement of Financial Accounting Standards No. 142, “Goodwill and Intangibles”. These standards govern business combinations and asset acquisitions, and the accounting for acquired intangibles.

Upon the acquisition of real properties, it is the Joint Venture’s policy to allocate the purchase price of properties to acquired tangible assets, consisting of land and building, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, and the value of in-place leases, based in each case on their fair values.

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

The fair values of above-market and below-market in-place leases are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining term of the leases. The above-market and below-market lease values are capitalized as lease intangible assets or liabilities and amortized as an adjustment to rental income over the remaining terms of the respective leases.

The fair values of in-place leases include direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals which are avoided by acquiring an in-place lease, and tenant relationships. Direct

WELLS FUND XIII – REIT JOINT VENTURE PARTNERSHIP

                                                                                     (A Georgia Joint Venture)

costs associated with obtaining a new tenant include commissions, tenant improvements and other direct costs and are estimated based on management’s consideration of current market costs to execute a similar lease. These direct costs are included in deferred lease acquisition costs in the accompanying balance sheets and are amortized to expense over the remaining terms of the respective leases. The value of opportunity costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. Customer relationships are valued based on expected renewal of a lease or the likelihood of obtaining a particular tenant for other locations. These lease intangibles are included in intangible lease assets in the accompanying balance sheets and are amortized to rental income over the remaining term of the respective leases.

As a result of adopting the standards, $5,740,018 was recorded as intangible lease assets for the John Wiley Building (acquired in 2002) and the AIU-Chicago Building (acquired in 2003). In addition, $3,695,570 was recorded as lease origination costs associated with the 2003 acquisition of the AIU-Chicago Building.

The intangible lease assets and lease origination costs are recorded at estimated fair market value at the date of acquisition, and are amortized over the remaining terms of the respective leases. As of the period ended December 31, 2003, $399,111 of accumulated amortization relating to the intangible lease assets was recognized as a net decrease in rental revenues and $193,183 of accumulated amortization relating to lease origination costs was recognized as amortization of lease origination costs in the statement of income. The weighted average amortization period for the intangible lease assets was approximately 8 years.

The remaining unamortized balances of the intangible lease assets and lease origination costs will be amortized as follows:

For the years ending December 31:

	Intangible Lease Assets	Lease Origination Costs
2004	$1,161,966	$772,731
2005	1,161,529	766,542
2006	1,027,914	684,272
2007	896,029	570,927
2008	623,224	349,789
Thereafter	470,245	358,126

	$5,340,907	$3,502,387

Deferred Lease Acquisition Costs

Deferred lease acquisition costs, net, reflect costs incurred to procure operating leases, which are capitalized and amortized on a straight-line basis over the terms of the related leases.

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

WELLS FUND XIII – REIT JOINT VENTURE PARTNERSHIP

                                                                                     (A Georgia Joint Venture)

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

Deferred Project Costs

Wells Fund XIII and Wells REIT paid 3.5% of gross capital contributions to Wells Capital, Inc. for acquisition and advisory services, subject to certain overall limitations. These fees were capitalized by Wells Fund XIII and Wells REIT as paid and allocated to specific properties, including the AmeriCredit Building, the ADIC Building, and the AIU-Chicago Building, upon acquisition by the Joint Venture. Accordingly, such deferred project costs are included in the capitalized assets of the Joint Venture and depreciated over their respective estimated useful lives.

2.	RELATED-PARTY TRANSACTIONS

Wells Fund XIII entered into a property management and leasing agreement with Wells Management, Inc. (“Wells Management”), an affiliate of the general partners. In consideration for supervising the management and leasing of the Joint Venture’s properties, the Joint Venture will pay Wells Management management and leasing fees equal to the lesser of (a) fees that would be paid to a comparable outside firm or (b) 4.5% of the gross revenues generally paid over the life of the lease plus a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month’s rent. In the case of commercial properties which are leased on a long-term net basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term.

Wells OP entered into an asset/property management agreement with Wells Management. In consideration for supervising the assets, management and leasing of the Joint Venture’s properties, the Joint Venture will pay Wells Management property management, leasing and asset management fees equal to the lesser of (a) 4.5% of the gross revenues generally paid over the life of the lease or (b) 0.6% of Net Asset Value calculated on an annual basis. The Joint Venture incurred management and leasing fees of $298,677, $119,916, and $26,954 for the years ended December 31, 2003, 2002, and 2001, respectively, which are payable to Wells Management.

Wells Capital, Inc., an affiliate of the General Partners, and its affiliates perform certain administrative services for the Partnership, such as accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. During 2003, 2002, and 2001, the Joint Venture reimbursed $61,467, $36,058, and $5,244, respectively, to Wells Capital, Inc. and its affiliates for these services.

The general partners of Wells Fund XIII and Wells OP are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners in their capacity as general

WELLS FUND XIII – REIT JOINT VENTURE PARTNERSHIP

                                                                                     (A Georgia Joint Venture)

partners of other Wells Real Estate Funds may be in competition with the Joint Venture for tenants in similar geographic markets.

3.	RENTAL INCOME

The future minimum rental income due to the Joint Venture under non-cancelable operating leases at December 31, 2003 follows:

Year ended December 31:
2004	$7,464,796
2005	7,568,755
2006	7,393,491
2007	7,278,165
2008	6,520,393
Thereafter	11,576,993

$47,802,593

Three tenants contributed approximately 35%, 24%, and 22% of rental income for the year ended December 31, 2003. In addition, four tenants will contribute approximately 25%, 24%, 23%, and 21% of future minimum rental income.

WELLS FUND XIII – REIT JOINT VENTURE PARTNERSHIP

                                                                                     (A Georgia Joint Venture)

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION DECEMBER 31, 2003

					Gross Amount at Which Carried at December 31, 2003
Description	Encum- brances	Initial Cost		Costs Capitalized Subsequent To Acquisition						Accumulated Depreciation	Date of Construction	Date Acquired	Life on which Depreciation is Computed (e)
		Land	Buildings and Improvements		Land	Buildings and Improvements	Intangible Lease Asset	Construction in Progress	Total
AMERICREDIT BUILDING (a)	None	$1,610,000	$10,931,426	$521,832	$1,677,084	$11,386,174	$0	$0	$13,063,258	$1,138,617	2001	07/16/01	20 to 25 years
ADIC BUILDING (b)	None	1,954,213	11,215,622	542,280	2,047,735	11,664,380	0	0	13,712,115	971,482	2001	12/21/01	20 to 25 years
JOHN WILEY BUILDING (c)	None	1,300,000	16,206,702	732,647	1,353,685	15,721,250	1,164,414	0	18,239,349	829,587	1999	12/12/02	20 to 25 years
AMERICAN INTERCONTINENTAL UNIVERSITY BUILDING (d)	None	600,000	22,681,602	1,083,095	624,089	19,165,004	4,575,604	0	24,364,697	509,819	2003	9/19/03	20 to 25 years

Total		$5,464,213	$61,035,352	$2,879,854	$5,702,593	$57,936,808	$5,740,018	$0	$69,379,419	$3,449,505

(a)	AmeriCredit Building is a two-story office building located in Orange Park, Clay County, Florida.

(b)	ADIC Building is a two connected one-story office and assembly buildings located in Douglas, Parker County, Colorado.

(c)	John Wiley Building is a four-story office building located in Fishers, Hamilton County, Indiana.

(d)	American InterContinental University Building is a four-story office building located in Hoffman Estates, Illinois.

(e)	Depreciation lives used for buildings are 25 years. Depreciation lives used for land improvements are 20 years.

WELLS FUND XIII – REIT JOINT VENTURE PARTNERSHIP

                                                                                     (A Georgia Joint Venture)

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION DECEMBER 31, 2003

	Cost	Accumulated Depreciation
BALANCE AT JUNE 27, 2001
2001 additions	$26,775,372	$266,605

BALANCE AT DECEMBER 31, 2001	26,775,372	266,605
2002 additions	18,229,659	977,725

BALANCE AT DECEMBER 31, 2002	45,005,031	1,244,330
2003 additions	24,374,388	2,205,175

BALANCE AT DECEMBER 31, 2003	$69,379,419	$3,449,505

FUND XIII AND FUND XIV ASSOCIATES

                                                                                     (A Georgia Joint Venture)

REPORT OF INDEPENDENT AUDITORS

The Partners

Fund XIII and Fund XIV Associates:

We have audited the accompanying balance sheet of Fund XIII and Fund XIV Associates, a Georgia joint venture, as of December 31, 2003, and the related statements of income, partners’ capital, and cash flows for the period from August 20, 2003 (Inception) through December 31, 2003. Our audit also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fund XIII and Fund XIV Associates at December 31, 2003, and the results of its operations and its cash flows for the period from August 20, 2003 (Inception) through December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    Ernst & Young LLP

Atlanta, Georgia

February 18, 2004

FUND XIII AND FUND XIV ASSOCIATES

                                                                                     (A Georgia Joint Venture)

BALANCE SHEET

DECEMBER 31, 2003

ASSETS
Real estate assets, at cost:
Land	$2,656,250
Building and improvements, less accumulated depreciation of $86,017	11,527,422
Intangible lease assets, less accumulated amortization of $60,917	2,543,746

Total real estate assets	16,727,418
Lease origination costs, less accumulated amortization of $28,767	2,095,951
Cash and cash equivalents	199,406
Accounts receivable	38,491

Total assets	$19,061,266

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Partnership distributions payable	$196,976
Accounts payable	25,586

Total liabilities	222,562

Partners’ capital:
Wells Real Estate Fund XIII, L.P.	9,419,352
Wells Real Estate Fund XIV, L.P.	9,419,352

Total partners’ capital	18,838,704

Total liabilities and partners’ capital	$19,061,266

See accompanying notes.

FUND XIII AND FUND XIV ASSOCIATES

                                                                                     (A Georgia Joint Venture)

STATEMENT OF INCOME

FOR THE PERIOD FROM AUGUST 20, 2003 (INCEPTION)

THROUGH DECEMBER 31, 2003

REVENUES:
Rental income	$169,895
Reimbursement income	57,483

227,378
EXPENSES:
Depreciation	86,017
Operating costs	40,834
Management and leasing fees	16,581
Legal and accounting	14,691
Joint Venture administration	4,078
Amortization of lease origination costs	28,767

190,968

NET INCOME	$36,410

NET INCOME ALLOCATED TO WELLS FUND XIII	$18,205

NET INCOME ALLOCATED TO WELLS FUND XIV	$18,205

See accompanying notes.

FUND XIII AND FUND XIV ASSOCIATES

                                                                                     (A Georgia Joint Venture)

STATEMENT OF PARTNERS’ CAPITAL

FOR THE PERIOD FROM AUGUST 20, 2003 (INCEPTION)

THROUGH DECEMBER 31, 2003

	Wells Fund XIII	Wells Fund XIV	Total Partners’ Capital
BALANCE, August 20, 2003 (inception)	$0	$0	$0
Net income	18,205	18,205	36,410
Partnership contributions	9,499,635	9,499,635	18,999,270
Partnership distributions	(98,488)	(98,488)	(196,976)

BALANCE, December 31, 2003	$9,419,352	$9,419,352	$18,838,704

See accompanying notes.

FUND XIII AND FUND XIV ASSOCIATES

                                                                                     (A Georgia Joint Venture)

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM AUGUST 20, 2003 (INCEPTION)

THROUGH DECEMBER 31, 2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$36,410

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	86,017
Amortization of intangible lease origination costs	28,767
Amortization of intangible lease asset	60,917
Changes in assets and liabilities:
Accounts receivable	(38,491)
Accounts payable	25,586

Total adjustments	162,796

Net cash provided by operating activities	199,206

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate assets	(16,114,388)
Intangible lease origination costs paid	(2,124,718)

Net cash used in investing activities	(18,239,106)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from joint venture partners	18,239,306

Net cash provided by financing activities	18,239,306

NET INCREASE IN CASH AND CASH EQUIVALENTS	199,406
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	0

CASH AND CASH EQUIVALENTS, END OF PERIOD	$199,406

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Deferred project costs contributed to the Joint Venture	$759,964

Partnership distributions payable	$196,976

See accompanying notes.

FUND XIII AND FUND XIV ASSOCIATES

                                                                                     (A Georgia Joint Venture)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

On August 20, 2003, Wells Real Estate Fund XIII, L.P. (“Wells Fund XIII”) and Wells Real Estate Fund XIV, L.P. (“Wells Fund XIV”) entered into a joint venture to form Fund XIII and Fund XIV Associates (the “Joint Venture”). The general partners of Wells Fund XIII and Wells Fund XIV are Leo F. Wells, III and Wells Capital, Inc.

The Joint Venture was formed to acquire and operate commercial real properties, including properties to be developed, currently under development or construction, newly constructed or having operating histories. On October 30, 2003, the Joint Venture purchased an 82,000-square-foot, two single-story office building located in Orlando, Florida, known as the Siemens-Orlando Building. On December 19, 2003, in a sale-leaseback transaction, the Joint Venture acquired the Randstad-Atlanta Building, a four-story office building containing approximately 65,000 aggregate rentable square feet located in Atlanta, Georgia.

Use of Estimates

The preparation of the Joint Venture’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

The Joint Venture’s leases typically include renewal options, escalation provisions and provisions requiring tenants to reimburse the Joint Venture for a pro rata share of operating costs incurred. All of the Joint Venture’s leases are classified as operating leases, and the related rental income, including scheduled rental rate increases (other than scheduled increases based on the Consumer Price Index) is recognized on a straight-line basis over the terms of the respective leases. Rental revenues collected in advance are recorded as deferred rent in the accompanying balance sheet.

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, all income and distributions are allocated to Wells Fund XIII and Wells Fund XIV in accordance with their respective ownership interests of 50% each. Net cash from operations is distributed to the joint venture partners on a quarterly basis.

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

The Joint Venture has adopted the Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS 144”), which supersedes Statement of Financial Accounting Standards No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”) and Accounting Principles Board No. 30 “Reporting the Results of

FUND XIII AND FUND XIV ASSOCIATES

                                                                                     (A Georgia Joint Venture)

Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual or Infrequently Occurring Events or Transactions,” with regard to impairment assessment and discontinued operations, respectively. Under this accounting standard, management continually monitors events and changes in circumstances that could indicate that carrying amounts of real estate assets may not be recoverable. When indicators of potential impairment are present, management assesses the recoverability of the assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future cash flows expected from the use and eventual disposition of the asset. In the event the expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Joint Venture to date.

Intangible Lease Assets

The Joint Venture has adopted Statement of Financial Accounting Standards No. 141 “Business Combinations,” and Statement of Financial Accounting Standards No. 142 “Goodwill and Intangibles”. These standards govern business combinations and asset acquisitions, and the accounting for acquired intangibles.

Upon the acquisition of real properties, it is the Joint Venture’s policy to allocate the purchase price of properties to acquired tangible assets, consisting of land and building, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, and the value of in-place leases, based in each case on their fair values.

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

The fair values of above-market and below-market in-place leases are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining term of the leases. The above-market and below-market lease values are capitalized as lease intangible assets or liabilities and amortized as an adjustment to rental income over the remaining terms of the respective leases.

The fair values of in-place leases include direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals which are avoided by acquiring an in-place lease, and tenant relationships. Direct costs associated with obtaining a new tenant include commissions, tenant improvements and other direct costs and are estimated based on management’s consideration of current market costs to execute a similar lease. These direct costs are included in deferred leasing costs in the accompanying consolidated balance sheets and are amortized to expense over the remaining terms of the respective leases. The value of opportunity costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. Customer relationships are valued based on expected renewal of a lease or the likelihood of obtaining a particular tenant for other locations. These lease intangibles are included in intangible

FUND XIII AND FUND XIV ASSOCIATES

                                                                                     (A Georgia Joint Venture)

lease assets in the accompanying consolidated balance sheet and are amortized to rental income over the remaining term of the respective leases.

As a result of adopting the standards, $2,604,664 was recorded as intangible lease assets for the Siemens Orlando Building and the Randstad Atlanta Building, which were both acquired in 2003. In addition, $2,124,718 was recorded as lease origination costs associated with the 2003 acquisitions of the Siemens-Orlando Building and the Randstad Atlanta Building.

The intangible lease assets and lease origination costs are recorded at estimated fair market value at the date of acquisition, and are amortized over the remaining terms of the respective leases. As of the period ended December 31, 2003, $60,917 of accumulated amortization relating to the intangible lease assets was recognized as a net decrease in rental revenues and $28,767 of accumulated amortization relating to lease origination costs was recognized as amortization of lease origination costs in the statement of income. The weighted average amortization period for the intangible lease assets was approximately 10 years.

The remaining unamortized balances of the intangible lease assets and lease origination costs will be amortized as follows:

For the year ending December 31:

	Intangible Lease Assets	Lease Origination Costs
2004	$421,438	$282,607
2005	421,438	282,607
2006	417,042	281,464
2007	363,566	267,182
2008	307,228	248,354
Thereafter	613,034	733,737

	$2,543,746	$2,095,951

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

Deferred Project Costs

Wells Fund XIII and Wells Fund XIV pay 3.5% of gross capital contributions to Wells Capital, Inc. for acquisition and advisory services, subject to certain overall limitations provided in the respective partnership agreements. These fees were capitalized by Wells Fund XIII and Wells Fund XIV as paid and allocated to specific properties, including the Siemens-Orlando Building and the Randstad-Atlanta Building upon acquisition by the Joint Venture. Accordingly, such deferred project costs are included in the capitalized assets of the Joint Venture.

FUND XIII AND FUND XIV ASSOCIATES

                                                                                     (A Georgia Joint Venture)

Income Taxes

The Joint Venture is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners of Wells Fund XIII and Wells Fund XIV are required to include their respective share of profits and losses from the Joint Venture in their individual income tax returns.

2.	RELATED-PARTY TRANSACTIONS

Wells Fund XIII and Wells Fund XIV entered into a property management and leasing agreement with Wells Management, Inc. (“Wells Management”), an affiliate of the general partners. In consideration for supervising the management and leasing of the Joint Venture’s properties, the Joint Venture will pay Wells Management management and leasing fees equal to 4.5% of the gross revenues generally paid over the life of the lease plus a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month’s rent. In the case of commercial properties which are leased on a long-term net basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. The Joint Venture incurred management and leasing fees of $16,581 for the period from August 20, 2003 (Inception) to December 31, 2003 which are payable to Wells Management.

Wells Capital, Inc., an affiliate of the General Partners, and its affiliates perform certain administrative services for the Partnership, such as accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. During 2003, the Joint Venture reimbursed $4,735 to Wells Capital, Inc. and its affiliates for these services.

The general partners of Wells Fund XIII and Wells Fund XIV are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Joint Venture for tenants in similar geographic markets.

3.	RENTAL INCOME

The future minimum rental income due to the Joint Venture under non-cancelable operating leases at December 31, 2003 is as follows:

Year ended December 31:
2004	$1,765,022
2005	1,795,999
2006	1,818,395
2007	1,728,060
2008	1,612,597
Thereafter	4,928,590

$13,648,663

Three tenants contributed approximately 37%, 27% and 21% of rental income for the year ended December 31, 2003. In addition, three tenants will contribute approximately 49%, 31% and 13% of future minimum rental income.

FUND XIII AND FUND XIV ASSOCIATES

                                                                                     (A Georgia Joint Venture)

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION DECEMBER 31, 2003

Description	Encum- brances	Initial Cost		Costs Capitalized Subsequent To Acquisition	Gross Amount at Which Carried at December 31, 2003				Accumulated Depreciation	Date of Construction	Date Acquired	Life on which Depreciation is Computed (c)
		Land	Buildings and Improvements		Land	Buildings and Improvements	Intangible Lease Asset	Total
SIEMENS-ORLANDO BUILDING (a)	None	$1,950,000	$9,759,127	$487,880	$2,031,250	$7,095,759	$2,045,307	$11,172,316	$131,875	2003	10/30/2003	10 to 25 years
RANDSTAD-ATLANTA BUILDING (b)	None	600,000	5,929,981	272,082	625,000	4,517,680	559,356	5,702,036	15,059	2003	12/19/2003	10 to 25 years

Total		$2,550,000	$15,689,108	$759,962	$2,656,250	$11,613,439	$2,604,663	$16,874,352	$146,934

(a)	Siemens-Orlando Building is a two-story office building located in Orlando, Florida.

(b)	Randstad Atlanta Building is a four-story office building located in Atlanta, Georgia.

(c)	Depreciation lives used for buildings are 25 years. Depreciation lives used for land improvements are 20 years. The weighted average amortization period used for the intangible lease assets is approximately 10 years.

FUND XIII AND FUND XIV ASSOCIATES

                                                                                     (A Georgia Joint Venture)

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION DECEMBER 31, 2003

	Cost	Accumulated Depreciation
BALANCE AT AUGUST 20, 2003 (INCEPTION)	$0	$0

2003 additions	16,874,352	146,934

BALANCE AT DECEMBER 31, 2003	$16,874,352	$146,934