Form 10-Q
period 2004-03-31
WELLS REAL ESTATE FUND XIII L P
filed 2004-05-10
CIK 1127245

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2004

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

Yes ☒     No ☐

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q of Wells Real Estate Fund XIII, L.P. (the “Partnership”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward looking statements can generally be identified by our use of forward looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. Neither the Partnership nor the general partners make any representations or warranties (expressed or implied) about the accuracy of any such forward-looking statements. Actual results could differ materially from any forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Any such forward-looking statements are subject to known and unknown risks, uncertainties and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations; provide distributions to limited partners; and maintain the value of our real estate properties, may be significantly hindered. Following are some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in certain forward-looking statements:

General economic risks

•	Adverse changes in general economic conditions or local conditions;

•	Adverse economic conditions affecting the particular industry of one or more of our tenants;

Real estate risks

•	Our ability to achieve appropriate occupancy levels resulting in sufficient rental amounts;

•	Supply of or demand for similar or competing rentable space, which may adversely impact our ability to retain or obtain new tenants at lease expiration at acceptable rental amounts;

•	Tenant ability or willingness to satisfy obligations relating to our existing lease agreements;

•	Our potential need to fund tenant improvements, lease-up costs, or other capital expenditures out of operating cash flow;

•	Increases in property operating expenses, including property taxes, insurance, and other costs at our properties;

•	Our ability to secure adequate insurance at reasonable and appropriate rates to avoid uninsured losses or losses in excess of insured amounts;

•	Discovery of previously undetected environmentally hazardous or other undetected adverse conditions at our properties;

•	Unexpected costs of capital expenditures related to tenant build-out projects or other unforeseen capital expenditures;

•	Our ability to sell a property when desirable at an acceptable return, including the ability of the purchaser to satisfy any continuing obligations to us;

Other operational risks

•	Our dependency on Wells Capital, Inc., our corporate General Partner, its key personnel, and its affiliates for various administrative services;

•	Wells Capital, Inc.’s ability to attract and retain high-quality personnel who can provide acceptable service levels to us and generate economies of scale for us over time;

•	Increases in our administrative operating expenses, including increased expenses associated with operating as a public company;

•	Changes in governmental, tax, real estate, environmental, and zoning laws and regulations and the related costs of compliance;

•	Our ability to prove compliance with any governmental, tax, real estate, environmental, and zoning in the event that any such position is questioned by the respective authority; and

•	Actions of our joint venture partners including potential bankruptcy, business interests differing from ours, or other actions that may adversely impact the operations of joint ventures.

WELLS REAL ESTATE FUND XIII, L.P.

BALANCE SHEETS

ASSETS

	(unaudited) March 31, 2004	December 31, 2003
Investment in joint ventures	$31,594,160	$29,046,985
Due from joint ventures	517,493	546,654
Cash and cash equivalents	132,632	2,804,796
Deferred project costs	0	118,219

Total assets	$32,244,285	$32,516,654

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Partnership distributions payable	$616,766	$501,122
Accounts payable	31,837	26,786

Total liabilities	648,603	527,908

Partners’ capital:
Limited partners:
Cash Preferred –3,083,828 units outstanding as of March 31, 2004 and December 31, 2003	26,883,327	26,958,308
Tax Preferred – 688,220 units outstanding as of March 31, 2004 and December 31, 2003	4,712,355	5,030,438
General partners	0	0

Total partners’ capital	31,595,682	31,988,746

Total liabilities and partners’ capital	$32,244,285	$32,516,654

See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF OPERATIONS

	(unaudited) Three Months Ended March 31,
	2004	2003
REVENUES:
Equity in income of joint ventures	$245,335	$252,950
Other income	9,472	27,212

	254,807	280,162

EXPENSES:
Partnership administration	17,947	42,317
Legal and accounting	12,868	8,992
Other general and administrative	290	1,307

	31,105	52,616

NET INCOME	$223,702	$227,546

NET INCOME ALLOCATED TO CASH PREFERRED LIMITED PARTNERS	$541,785	$378,354

NET LOSS ALLOCATED TO TAX PREFERRED LIMITED PARTNERS	$(318,083)	$(150,808)

NET INCOME PER WEIGHTED-AVERAGE CASH PREFERRED LIMITED PARTNER UNIT	$0.18	$0.16

NET LOSS PER WEIGHTED-AVERAGE TAX PREFERRED LIMITED PARTNER UNIT	$(0.46)	$(0.27)

CASH DISTRIBUTIONS PER WEIGHTED-AVERAGE CASH PREFERRED LIMITED PARTNER UNIT	$0.20	$0.12

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:

CASH PREFERRED LIMITED PARTNER UNITS	3,083,828	2,445,726

TAX PREFERRED LIMITED PARTNER UNITS	688,220	564,119

See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2003

AND THE THREE MONTHS ENDED MARCH 31, 2004 (unaudited)

	Limited Partners				General Partners	Total Partners’ Capital
	Cash Preferred		Tax Preferred
	Units	Amounts	Units	Amounts
BALANCE, December 31, 2002	2,201,817	$19,215,466	521,472	$4,252,654	$0	$23,468,120
Net income (loss)	0	1,627,786	0	(739,383)	0	888,403
Partnership distributions	0	(1,547,417)	0	0	0	(1,547,417)
Limited partner contributions	807,053	8,070,543	241,706	2,417,058	0	10,487,601
Sales commissions and discounts	0	(763,616)	0	(229,687)	0	(993,303)
Offering costs	0	(242,136)	0	(72,522)	0	(314,658)
Tax Preferred conversion elections	76,172	608,320	(76,172)	(608,320)	0	0
Cash Preferred conversion elections	(1,214)	(10,638)	1,214	10,638	0	0
Return of capital	0	0	0	0	0	0

BALANCE, December 31, 2003	3,083,828	26,958,308	688,220	5,030,438	0	31,988,746
Net income (loss)	0	541,785	0	(318,083)	0	223,702
Partnership distributions	0	(616,766)	0	0	0	(616,766)

BALANCE, March 31, 2004	3,083,828	$26,883,327	688,220	$4,712,355	$0	$31,595,682

See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF CASH FLOWS

	(unaudited) Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$223,702	$227,546
Adjustments to reconcile net income to net cash used in operating activities:
Equity in income of joint ventures	(245,335)	(252,950)
Changes in assets and liabilities:
Accounts payable	5,051	(69,665)

Net cash used in operating activities	(16,582)	(95,069)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in joint ventures	(2,836,444)	0
Distributions received from joint ventures	681,984	201,131
Deferred project costs paid	0	(273,841)

Net cash used in investing activities	(2,154,460)	(72,710)

CASH FLOW FROM FINANCING ACTIVITIES:
Distributions paid to limited partners	(501,122)	(253,697)
Contributions from limited partners	0	10,440,789
Sales commissions	0	(775,483)
Offering costs paid	0	(234,721)

Net cash provided by financing activities	(501,122)	9,176,888

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,672,164)	9,009,109
CASH AND CASH EQUIVALENTS, beginning of period	2,804,796	6,296,043

CASH AND CASH EQUIVALENTS, end of period	$132,632	$15,305,152

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Due from joint ventures	$517,493	$365,082

Deferred project cost contributed to joint ventures	$118,219	$0

Deferred project costs due to affiliate	$0	$140,207

Partnership distributions payable	$616,766	$304,141

Discounts applied to limited partner contributions	$0	$87,941

See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2004 (unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Organization and Business

Wells Real Estate Fund XIII, L.P. (the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Capital, Inc. (“Wells Capital”), a Georgia corporation, serving as general partners (collectively, the “General Partners”). The Partnership was formed on September 15, 1998, for the purpose of acquiring, developing, owning, operating, improving, leasing, and managing income-producing commercial properties for investment purposes. Upon subscription for units, the Limited Partners must elect whether to have their units treated as Cash Preferred Units or Tax Preferred Units. Thereafter, Limited Partners have the right to change their prior elections to have some or all of their units treated as Cash Preferred Units or Tax Preferred Units one time during each quarterly accounting period. Limited Partners may vote to, among other things: (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; (c) add or remove a general partner; (d) elect a new general partner; (e) dissolve the Partnership; and (f) approve a sale involving all or substantially all of the Partnership’s assets, subject to certain limitations. The majority vote on any of the described matters will bind the Partnership, without the concurrence of the General Partners. Each limited partnership unit generally has equal voting rights, regardless of which class of unit is selected.

On March 29, 2001, the Partnership commenced a public offering of up to $45,000,000 of limited partnership units ($10.00 per unit) pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership commenced active operations on June 14, 2001, upon receiving and accepting subscriptions for 125,000 units. The offering was terminated on March 28, 2003, at which time the Partnership had sold 3,026,471 Cash Preferred Units and 748,678 Tax Preferred Units representing capital contributions of $37,751,487 from investors who were admitted to the Partnership as limited partners.

(Remainder of this page intentionally left blank.)

The Partnership owns interests in all of its real estate assets through joint ventures with other Wells Real Estate Funds. During the periods presented, the Partnership owned interests in the following seven properties through the following two affiliated joint ventures listed below (the “Joint Ventures”):

Joint Venture	Joint Venture Partners	Properties

Wells Fund XIII-REIT Joint Venture Partnership (“Fund XIII-REIT Associates”)	• Wells Real Estate Fund XIII, L.P. • Wells Operating Partnership, L.P.(1)

1.   AmeriCredit Building

A two-story office building located in Orange Park, Florida

2.   ADIC Buildings

Two connected one-story office and assembly buildings located in Douglas, Colorado

3.   John Wiley Building

A four-story office building located in Fishers, Indiana

4.   AIU – Chicago Building (Acquired on September 19, 2003)

A four-story office building located in Hoffman Estates, Illinois

Fund XIII and Fund XIV Associates (“Fund XIII-XIV Associates”)	• Wells Real Estate Fund XIII, L.P. • Wells Real Estate Fund XIV, L.P.

5.   Siemens-Orlando Building (Acquired on October 30, 2003)

Two one-story office buildings located in Orlando, Florida

6.   Randstad-Atlanta Building (Acquired on December 19, 2003)

Four-story office building located in Atlanta, Georgia

7.   7500 Setzler Parkway (Acquired on March 26, 2004)

One-story office and warehouse building located in Brooklyn Park, Minnesota

(1)	Wells Operating Partnership, L.P. (“Wells OP”) is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. (“Wells REIT”) serving as its General Partner; Wells REIT is a Maryland corporation that qualifies as a real estate investment trust.

Each of the aforementioned properties was acquired on an all-cash basis. The investment objectives of each of the joint venture partners listed in the above table are substantially identical to those of the Partnership. For further information regarding the foregoing Joint Ventures and properties acquired prior to December 31, 2003, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2003.

On March 26, 2004, Fund XIII-XIV Associates acquired 7500 Setzler Parkway, a one-story office and warehouse building containing approximately 120,000 rentable square feet located on a 10.32-acre tract of land in Brooklyn Park, Minnesota, from an unrelated third party for approximately $7,000,000, exclusive of closing costs. The Partnership contributed approximately $2,800,000 and Wells Real Estate Fund XIV, L.P. (“Fund XIV”) contributed approximately $4,200,000 to Fund XIII-XIV Associates for their respective shares of the acquisition costs for the 7500 Setzler Parkway property. Subsequent to the acquisition of the 7500 Setzler Parkway property, the Partnership held an equity percentage interest in Fund XIII-XIV Associates of approximately 47.3%, and Fund XIV held an equity percentage interest in Fund XIII-XIV Associates of approximately 52.7%.

(b)  Basis of Presentation

The financial statements of the Partnership have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly present the results for these periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Partnership’s Form 10-K for the year ended December 31, 2003.

(c)  Allocations of Net Income, Net Loss, and Gain on Sale

For the purpose of determining allocations per the partnership agreement, net income is defined as net income recognized by the Partnership, excluding deductions for depreciation, amortization, and cost recovery and the gain on the sale of assets. Net income, as defined, of the Partnership is generally allocated each year in the same proportions that net cash from operations is distributed to the limited partners holding Cash Preferred Units and the General Partners. To the extent the Partnership’s net income in any year exceeds net cash from operations, it will be allocated 99% to the limited partners holding Cash Preferred Units and 1% to the General Partners.

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

(d)  Distribution of Net Cash From Operations

Net cash form operations, if available, is generally distributed quarterly to the limited partners as follows:

•	First, to all Cash Preferred limited partners until each such limited partner has received distributions equal to a 10% per annum return on his respective net capital contributions, as defined.

•	Second, to the General Partners until the General Partners have received distributions equal to 10% of the total cumulative distributions paid by the Partnership to date.

•	Third, to the Cash Preferred limited partners and the General Partners allocated on a basis of 90% and 10%, respectively.

No distributions of net cash from operations will be made to the limited partners holding Tax Preferred Units.

(e)  Distribution of Sale Proceeds

Upon the sale of properties, the net sale proceeds will be distributed in the following order:

•	In the event that the particular property sold is sold for a price less than the original property purchase price, to the limited partners holding Cash Preferred Units until such limited partners have received an amount equal to the excess of the original property purchase price over the price for which the property was sold, limited to the amount of depreciation, amortization, and cost recovery deductions taken by the limited partners holding Tax Preferred Units with respect to such property;

•	To limited partners holding units which at any time have been treated as Tax Preferred Units until each such limited partner has received an amount necessary to equal the net cash from operations received by the limited partners holding Cash Preferred Units on a per-unit basis;

•	To limited partners on a per-unit basis until each limited partner has received 100% of his net capital contributions, as defined;

•	To all limited partners on a per-unit basis until each limited partner has received a cumulative 10% per annum return on his net capital contributions, as defined;

•	To limited partners on a per-unit basis until each limited partner has received an amount equal to his preferential limited partner return (defined as the sum of a 10% per annum cumulative return on net capital contributions for all periods during which the units were treated as Cash Preferred Units and a 15% per annum cumulative return on net capital contributions for all periods during which the units were treated as Tax Preferred Units);

•	To the General Partners until they have received 100% of their capital contributions, as defined;

•	Then, if limited partners have received any excess limited partner distributions (defined as distributions to limited partners over the life of their investment in the Partnership in excess of their net capital contributions, as defined, plus their preferential limited partner return), to the General Partners until they have received distributions equal to 20% of the sum of any such excess limited partner distributions plus distributions made to the General Partners pursuant to this provision;

•	Thereafter, 80% to the limited partners on a per-unit basis and 20% to the General Partners.

2.    INVESTMENTS IN JOINT VENTURES

(a)  Basis of Presentation

During the periods presented, the Partnership owned interests in seven properties through its ownership in the Joint Ventures described in Note 1. The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Accordingly, investments in the Joint Ventures are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. For further information regarding investments in Joint Ventures, see the report filed for the Partnership on Form 10-K for the year ended December 31, 2003.

(b)  Summary of Operations

The following information summarizes the operations of the Joint Ventures for the three months ended March 31, 2004 and 2003, respectively:

	Total Revenues		Net Income
	Three Months Ended March 31,		Three Months Ended March 31,
	2004	2003	2004	2003
Fund XIII-REIT Associates	$2,246,111	$1,316,751	$618,297	$650,091
Fund XIII-XIV Associates	491,109	0	143,166	0

	$2,737,220	$1,316,751	$761,463	$650,091

3.    RECENT ACCOUNTING PRONOUNCEMENTS

Business Combinations / Goodwill and Intangibles

On January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 141, “Business Combinations” (“FAS 141”) and Statement of Financial Accounting Standards No. 142, “Goodwill and Intangibles” (“FAS 142”). These standards govern business combinations, asset acquisitions and the accounting for acquired intangibles.

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

4.    RELATED-PARTY TRANSACTIONS

(a)  Selling Commissions and Dealer Manager Fees

In connection with its public offering of units, the Partnership paid selling commissions of up to 7% of aggregate gross offering proceeds to Wells Investment Securities, Inc. (“WIS”), an affiliated and registered securities broker-dealer, most of which were re-allowed to other broker-dealers participating in the offering of the Partnership’s limited partnership units (“Participating Dealers”). In addition, WIS earned a dealer-manager fee of 2.5% of the gross offering proceeds raised, of which up to 1.5% of aggregate gross offering proceeds could be re-allowed to Participating Dealers as marketing fees, or to reimburse Participating Dealers for the costs and expenses of representatives of such Participating Dealers of attending educational conferences and seminars. From inception through December 31, 2003, the Partnership paid aggregate selling commissions of $3,381,542 and dealer-manager fees of $935,552 to WIS, of which all $3,381,542 of the selling commissions and $373,818 of the dealer-manager fees were re-allowed to Participating Dealers. No such commissions or fees were paid during the first quarter of 2004, as the Partnership terminated its offering on March 28, 2003, and any and all related selling commissions and dealer-manager fees incurred were paid in full as of December 31, 2003.

(b)  Offering Expense Reimbursements

The Partnership reimburses Wells Capital for organizational and offering expenses equal to the lesser of actual costs incurred or 3% of the aggregate gross offering proceeds, subject to the overall limitations of the Partnership Agreement. Organizational and offering expenses include such costs as legal and accounting fees, printing costs, and other offering expenses, but do not include sales or underwriting commissions. From inception through December 31, 2003, the Partnership paid aggregate fees of $1,131,615, which amounted to 3% of the aggregate gross offering proceeds received to date. No such fees were paid during the first quarter of 2004, as the Partnership terminated its offering on March 28, 2003, and any and all related organizational and offering expenses incurred were paid in full as of December 31, 2003.

(c)  Acquisition and Advisory Fees and Acquisition Expense Reimbursements

The Partnership pays Wells Capital for acquisition and advisory services and acquisition expenses equal to 3.5% of the aggregate gross offering proceeds, subject to certain overall limitations contained in the partnership agreement. From inception through December 31, 2003, the Partnership paid aggregate fees of $1,293,207 to Wells Capital, which amounted to 3.5% of the aggregate gross offering proceeds received to date. No such fees were paid during the first quarter of 2004, as the Partnership terminated its offering on March 28, 2003, and any and all related acquisition and advisory fees and expense reimbursements incurred were paid in full as of December 31, 2003.

(d)  Management and Leasing Fees

Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, receives compensation for the management and leasing of the Partnership’s properties owned through its joint venture equal to the lesser of (a) fees that would be paid to a comparable outside firm or (b) 4.5% of the gross revenues generally paid over the life of the lease plus a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month’s rent. In the case of commercial properties which are leased on a long-term net basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. The properties in which the Partnership owns interests incurred management and leasing fees payable to Wells Management in the amounts of $134,156 and $56,365 for the three months ended March 31, 2004 and 2003, respectively.

(e)  Administration Reimbursements

Wells Capital, one of the General Partners, and its affiliates perform certain administrative services for the Partnership, such as accounting, property management and other partnership administration, and incur the related expenses. Such expenses are billed to the Partnership based on time spent on each fund by individual administrative personnel. In the opinion of management, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital $17,280 and $35,238 for the three months ended March 31, 2004 and 2003, respectively, for these services and expenses. In addition, the Joint Ventures reimbursed Wells Capital $40,658 and $12,226 for the three months ended March 31, 2004 and 2003, respectively, for these services and expenses.

(f)  Conflicts of Interest

The General Partners are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the General Partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Partnership in connection with property acquisitions or for tenants in similar geographic markets.

5.  CONTINGENCIES

On or about March 12, 2004, a putative class action complaint (the “complaint”) relating to Wells Real Estate Fund I, a public limited partnership that offered units from September 6, 1984 through September 5, 1986 (“Wells Fund I”), was filed by four individuals (the “plaintiffs”) against Leo F. Wells, III, Wells Capital, WIS, Wells Management, and Wells Fund I (collectively, the “Wells Defendants”) (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791 2). The Wells Defendants received notice of the complaint on or about March 19, 2004. The plaintiffs filed the complaint purportedly on behalf of all limited partners holding B units of Wells Fund I as of January 15, 2003. The complaint alleges, among other things, that (a) during the offering period (September 6, 1984 through September 5, 1986), Mr. Wells, Wells Capital, WIS, and Wells Fund I negligently or fraudulently made false statements and made material omissions in connection with the initial sale of the B units to investors of Wells Fund I by making false statements and omissions in the Wells Fund I sales literature relating to the distribution of net sale proceeds to holders of B units; (b) Mr. Wells, Wells Capital and Wells Fund I negligently or fraudulently misrepresented and concealed disclosure of, among other things, alleged discrepancies between such statements and the provisions in the partnership agreement for a period of time in order to delay such investors from taking any legal, equitable or other action to protect their investments in Wells Fund I, among other reasons; and (c) Mr. Wells, Wells Capital and Wells Fund I breached their fiduciary duties to the limited partners. The plaintiffs seek, among other remedies, the following: rescission of all purported class members’ purchases of B units and an order for a full refund of all money paid for such units together with interest; judgment against the Wells Defendants, jointly and severally, in an amount to be proven at trial; punitive damages; judicial dissolution of Wells Fund I and the appointment of a receiver to wind up and terminate the partnership; and an award to plaintiffs of their attorneys’ fees, costs and expenses.

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

The period during which the leases in place at the time of acquisition expire and, thus, the Partnership expends time, effort, and funds to re-lease such space to existing and/or new tenants. Following the holding phase, the Partnership continues to own and operate the real estate assets, evaluate various options for disposition, and market the real estate assets for sale.

•	Disposition and Liquidation phase

The period during which the Partnership sells its real estate investments and distributes net sales proceeds to the partners

Management believes that the Partnership is currently in the holding phase, as it has invested all of its funds available for investment in properties with the acquisition of 7500 Setzler Parkway on March 26, 2004. As of March 31, 2004, the Partnership owned interests in seven properties through interests in affiliated joint ventures. As of the date of this filing, each of the seven properties in which the Partnership owns an interest is substantially leased to tenants at the beginning of their respective initial lease terms.

As the Partnership evolves through the life cycle, our most significant risks and challenges continue to evolve concurrently. As we transition from the investing phase into the holding phase, we will focus our resources on managing the Partnership’s portfolio in an attempt to maximize operating cash flows, providing quality service to our tenants in order to increase the likelihood of lease renewals in the future, and locating suitable replacement tenants for vacant space as necessary.

During the first quarter of 2004, net income increased as compared to the first quarter of 2003, due the acquisitions of the AIU – Chicago Building in the third quarter of 2003, the Siemens – Orlando Building and the Randstad – Atlanta Building in the fourth quarter of 2003, and the 7500 Setzler Parkway property in the first quarter of 2004. Cash flows declined in the first quarter of 2004, primarily as a result of investing in the aforementioned properties.

Substantially all of our recurring operating revenues are generated from the operations of the properties in the Partnership’s portfolio. On a quarterly basis, we deduct the expenses related to the recurring operations of the properties and the portfolio from such revenues and assess the amount of the remaining cash flows that will be required to fund known re-leasing costs and other capital improvements. Any residual operating cash flows are considered available for distribution to the limited partners and will generally be paid quarterly. As further outlined in section (c) below, we anticipate increases in cash available for operating distributions to limited partners as the Partnership benefits from a full year of operations for the properties acquired in 2003 and three full quarters of operations for the 7500 Setzler Parkway property, purchased on March 26, 2004.

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

(b)  Results of Operations

Gross Revenues

Gross revenues of the Partnership were $254,807 and $280,162 for the three months ended March 31, 2004 and 2003, respectively. The 2004 decrease is primarily attributable to: (i) the Partnership’s interest in Fund XIII-REIT Associates declining from 38.91% as of March 31, 2003 to 28.11% as of March 31, 2004, due to the acquisition of the AIU – Chicago Building in September 2003, at which time Wells OP contributed a greater proportion of funds used to purchase the property; (ii) a decline in equity income from Fund XIII-REIT Associates primarily from incurring approximately $49,000 of nonrecoverable property tax expense and approximately $193,000 of lease origination amortization expense for the AIU – Chicago Building (acquired in September 2003); and (iii) a decrease in interest income earned on investor proceeds. This decrease in gross revenues of the Partnership was partially offset by the equity in income of Fund XIII-XIV Associates, which acquired all of its properties during the third and fourth quarters of 2003 and the first quarter of 2004.

Equity in Income of Joint Ventures

Gross Revenues of the Joint Ventures

Gross revenues of Joint Ventures increased for the three months ended March 31, 2004, as compared to the three months ended March 31, 2003, primarily due to the acquisitions of the AIU Chicago Building in September 2003, the Siemens – Orlando Building in October 2003, the Randstad – Atlanta Building in December 2003, and the 7500 Setzler Parkway property in March 2004.

Expenses of the Joint Ventures

Expenses of the Joint Ventures increased in 2004, as compared to 2003, primarily due to additional operating expenses and depreciation and amortization of intangible lease assets incurred in connection with the acquisitions noted in the preceding section.

As a result of all of the factors described above, equity in income of Joint Ventures remained relatively stable at $245,335 and $252,950 for the three months ended March 31, 2004 and 2003, respectively.

Expenses of the Partnership

Expenses of the Partnership decreased to $31,105 from $52,616 for the three months ended March 31, 2004 and 2003, respectively, primarily as a result of the decline in partnership administration costs.

Net Income of the Partnership

As a result of the aforementioned factors, net income of the Partnership was $223,702 and $227,546 for the three months ended March 31, 2004 and 2003, respectively.

(c)  Liquidity and Capital Resources

Cash Flows From Operating Activities

Net cash flows from operating activities were $(16,582) and $(95,069) or the three months ended March 31, 2004 and 2003, respectively. The 2004 decrease in cash flows used, as compared to 2003, was primarily attributable to a decrease in partnership expenses, as described in the previous section, and a change in the timing of paying accounts payable.

Cash Flows From Investing Activities

Net cash flows from investing activities were $(2,154,460) and $(72,710) for the months ended March 31, 2004 and 2003, respectively. The 2004 increase in cash flows used, as compared to 2003, was primarily attributable to the Partnership’s investments in Fund XIII-REIT Associates for the purchase of the AIU – Chicago Building, and in Fund XIII-XIV Associates for the purchase of the Siemens – Orlando Building, the Randstad – Atlanta Building, and the 7500 Setzler Parkway property.

Cash Flows From Financing Activities

Net cash flows from financing activities were $(501,122) and $9,176,888 for the months ended March 31, 2004 and 2003, respectively. The 2004 decrease in cash flows, as compared to 2003, is primarily attributable to: (i) the raising of capital which occurred in the first quarter of 2003 but did not occur during the first quarter of 2004, as the Partnership’s offering terminated in March 2003; and (ii) the increase in distributions paid to limited partners in the first quarter of 2004, as compared to the first quarter of 2003, as a result of operating cash flows generated from the AIU-Chicago Building, the Siemens – Orlando Building, and the Randstad – Atlanta Building, all purchased during the third and fourth quarters of 2003, as well as the 7500 Setzler Parkway property, purchased in the first quarter of 2004.

Distributions

The Partnership made distributions to the limited partners holding Cash Preferred Units of $0.20 and $0.12 per unit for the quarters ended March 31, 2004 and 2003, respectively. Such distributions have been made primarily from distributions received from investments in Joint Ventures. Distributions accrued for the first quarter of 2004 to the limited partners holding Cash Preferred Units were paid in May 2004. We anticipate that distributions of net cash from operations may increase in future periods as a result of owning the 7500 Setzler Parkway property for a full period. In accordance with the partnership agreement, no distributions have been made to the limited partners holding Tax Preferred Units or to the General Partners.

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning, and operating income-producing real properties and has invested all of its funds available for investment. Accordingly, it is unlikely that the Partnership will acquire interests in any additional properties. The General Partners are unaware of any specific need requiring capital resources.

(d)  Related-Party Transactions and Agreements

The Partnership and its Joint Ventures have entered into agreements with Wells Capital, and its affiliates, whereby the Partnership or its Joint Ventures pay certain fees or reimbursements to Wells Capital, and its affiliates (e.g., selling commissions; dealer management fees; acquisition and advisory fees and acquisition expenses; property management and leasing fees; administrative salary reimbursements, etc.). See Note 4 to the Partnership’s financial statements included in this report for a discussion of the various related-party transactions, agreements, and fees.

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

Valuation of Real Estate Assets

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which the Partnership has an ownership interest, either directly or through investments in Joint Ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Partnership as of March 31, 2004.

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

The fair values of the tangible assets of an acquired property (which includes land and building) are determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and building based on management’s determination of the relative fair value of these assets. Management determines the as-if- vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance, and other operating expenses during the expected lease-up periods based on current market demand. Management estimates costs to execute similar leases including leasing commissions, and other related costs.

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

(g)  Certain Litigation Involving our General Partners

On or about March 12, 2004, a putative class action complaint (the “complaint”) relating to Wells Real Estate Fund I, a public limited partnership that offered units from September 6, 1984 through September 5, 1986 (“Wells Fund I”), was filed by four individuals (the “plaintiffs”) against Leo F. Wells, III, Wells Capital, WIS, Wells Management, and Wells Fund I (collectively, the “Wells Defendants”) (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791 2). The Wells Defendants received notice of the complaint on or about March 19, 2004. The plaintiffs filed the complaint purportedly on behalf of all limited partners holding B units of Wells Fund I as of January 15, 2003. The complaint alleges, among other things, that (a) during the offering period (September 6, 1984 through September 5, 1986), Mr. Wells, Wells Capital, WIS, and Wells Fund I negligently or fraudulently made false statements and made material omissions in connection with the initial sale of the B units to investors of Wells Fund I by making false statements and omissions in the Wells Fund I sales literature relating to the distribution of net sale proceeds to holders of B units; (b) Mr. Wells, Wells Capital and Wells Fund I negligently or fraudulently misrepresented and concealed disclosure of, among other things, alleged discrepancies between such statements and the provisions in the partnership agreement for a period of time in order to delay such investors from taking any legal, equitable or other action to protect their investments in Wells Fund I, among other reasons; and (c) Mr. Wells, Wells Capital and Wells Fund I breached their fiduciary duties to the limited partners. The plaintiffs seek, among other remedies, the following: rescission of all purported class members’ purchases of B units and an order for a full refund of all money paid for such units together with interest; judgment against the Wells Defendants, jointly and severally, in an amount to be proven at trial; punitive damages; judicial dissolution of Wells Fund I and the appointment of a receiver to wind up and terminate the partnership; and an award to plaintiffs of their attorneys’ fees, costs and expenses.

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

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	The Exhibits to this report are set forth on Exhibit Index to First Quarter Form 10-Q attached hereto.

(b)	The Partnership filed the following Current Reports on Form 8-K during the first quarter of 2004:

(i)	On January 2, 2004, the Partnership filed a Current Report on Form 8-K dated December 19, 2003, reporting the acquisition of the Randstad Atlanta Building;

(ii)	On January 12, 2004, the Partnership filed Amendment No. 1 to Current Report on Form 8-K/A dated December 19, 2003, providing the required financial statements relating to the acquisition of the Randstad Atlanta Building;

(iii)	The Partnership filed a Current Report on Form 8-K dated March 26, 2004 disclosing pending litigation against Leo F. Wells, III and Wells Capital, Inc., our general partners, and certain other Wells affiliated entities; and

(iv)	The Partnership filed a Current Report on Form 8-K dated March 26, 2004, reporting the acquisition of the 7500 Setzler Parkway property.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XIII, L.P.
(Registrant)

By: WELLS CAPITAL, INC.
(Corporate General Partner)

May 10, 2004	/S/ LEO F. WELLS, III
Leo F. Wells, III President

May 10, 2004	/S/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX

TO

FIRST QUARTER FORM 10-Q

OF

WELLS REAL ESTATE FUND XIII, L.P.

Exhibit No.	Description

10.1	Purchase and Sale Agreement for 7500 Setzler Parkway Building (previously filed as Exhibit 10.8 to Form S-11 Registration Statement of Wells Real Estate Fund XIV, L.P., as amended to date, Commission File No. 333-101463, and hereby incorporated by this reference)

10.2	Lease Agreement for 7500 Setzler Parkway Building (previously filed as Exhibit 10.9 to Form S-11 Registration Statement of Wells Real Estate Fund XIV, L.P., as amended to date, Commission File No. 333-101463, and hereby incorporated by this reference)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002