Form 10-Q
period 2004-06-30
WELLS REAL ESTATE FUND XIII L P
filed 2004-08-11
CIK 1127245

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                  to

Commission file number 0-49633

WELLS REAL ESTATE FUND XIII, L.P.

(Exact name of registrant as specified in its charter)

Georgia	58-2438244
(State of other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

6200 The Corners Parkway, Norcross, Georgia	30092-3365
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(770) 449-7800

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

Yes  ☒     No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No   ☒

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q of Wells Real Estate Fund XIII, L.P. (the “Partnership”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward looking statements can generally be identified by our use of forward looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Specifically, among others, we consider statements concerning projections of future operating results and cash flows, our ability to meet future obligations, and the amount and timing of future distributions to limited partners to be forward-looking statements.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date that this report is filed with the Securities and Exchange Commission. Neither the Partnership nor the general partners make any representations or warranties (expressed or implied) about the accuracy of any such forward-looking statements. Actual results could differ materially from any forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Any such forward-looking statements are subject to known and unknown risks, uncertainties and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations; provide distributions to limited partners; and maintain the value of our real estate properties, may be significantly hindered. Some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in certain forward-looking statements follow:

General economic risks

•	Adverse changes in general or local economic conditions;

•	Adverse economic conditions affecting the particular industry of one or more of our tenants.

Real estate risks inherent in properties owned through joint ventures

•	Ability to achieve appropriate occupancy levels resulting in sufficient rental amounts;

•	Supply of or demand for similar or competing rentable space, which may adversely impact retaining or obtaining new tenants upon lease expiration at acceptable rental amounts;

•	Tenant ability or willingness to satisfy obligations relating to our existing lease agreements;

•	Potential need to fund tenant improvements, lease-up costs, or other capital expenditures out of operating cash flow;

•	Increases in property operating expenses, including property taxes, insurance, and other costs not recoverable from tenants;

•	Ability to secure adequate insurance at reasonable and appropriate rates to avoid uninsured losses or losses in excess of insured amounts;

•	Discovery of previously undetected environmentally hazardous or other undetected adverse conditions;

•	Unexpected costs of capital expenditures related to tenant build-out projects or other unforeseen capital expenditures;

•	Ability to sell a property when desirable at an acceptable return, including the ability of the purchaser to satisfy any continuing obligations.

Other operational risks

•	Our dependency on Wells Capital, Inc. (“Wells Capital”), our corporate general partner, its key personnel, and its affiliates for various administrative services;

•	Wells Capital’s ability to attract and retain high-quality personnel who can provide acceptable service levels to us and generate economies of scale for us over time;

•	Increases in our administrative operating expenses, including increased expenses associated with operating as a public company in the current regulatory environment;

•	Changes in governmental, tax, real estate, environmental, and zoning laws and regulations and the related costs of compliance;

•	Our ability to prove compliance with any governmental, tax, real estate, environmental, and zoning in the event that any such position is questioned by the respective authority; and

•	Actions of our joint venture partners including potential bankruptcy, business interests differing from ours, or other actions that may adversely impact the operations of joint ventures.

WELLS REAL ESTATE FUND XIII, L.P.

WELLS REAL ESTATE FUND XIII, L.P.

BALANCE SHEETS

ASSETS

	June 30, 2004 (unaudited)	December 31, 2003
Investment in joint ventures (Note 2)	$31,125,654	$29,046,985
Cash and cash equivalents	106,885	2,804,796
Due from joint venture	509,290	546,654
Deferred project costs	0	118,219

Total assets	$31,741,829	$32,516,654

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Accounts payable and accrued expenses	$24,024	$26,786
Partnership distributions payable	617,861	501,122

Total liabilities	641,885	527,908

Partners’ capital:
Limited partners:
Cash Preferred—3,089,308 units and 3,083,828 units outstanding as of June 30, 2004 and December 31, 2003, respectively	28,726,742	26,958,308
Tax Preferred—682,740 units and 688,220 units outstanding as of June 30, 2004 and December 31, 2003, respectively	2,373,202	5,030,438
General partners	0	0

Total partners’ capital	31,099,944	31,988,746

Total liabilities and partners’ capital	$31,741,829	$32,516,654

See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
EQUITY IN INCOME OF JOINT VENTURES (Note 2)	$181,464	$218,118	$426,800	$471,069

EXPENSES:
Partnership administration	49,506	31,432	67,454	73,749
Legal and accounting	15,882	9,037	28,749	18,030
Other general and administrative	701	1,569	991	2,876

Total expenses	66,089	42,038	97,194	94,655
OTHER INCOME	2,993	36,140	12,464	63,352

NET INCOME	$118,368	$212,220	$342,070	$439,766

NET INCOME ALLOCATED TO CASH PREFERRED LIMITED PARTNERS	$1,416,427	$363,028	$2,973,575	$741,382

NET LOSS ALLOCATED TO TAX PREFERRED LIMITED PARTNERS	$(1,298,059)	$(150,808)	$(2,631,505)	$(301,616)

NET INCOME (LOSS) PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CASH PREFERRED	$0.46	$0.12	$0.96	$0.27

TAX PREFERRED	$(1.90)	$(0.20)	$(3.84)	$(0.45)

DISTRIBUTION OF OPERATING CASH PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CASH PREFERRED	$0.20	$0.11	$0.40	$0.24

TAX PREFERRED	$0.00	$0.00	$0.00	$0.00

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CASH PREFERRED	3,089,308	3,026,471	3,086,568	2,730,792

TAX PREFERRED	682,740	748,678	685,480	663,797

See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2003

AND THE SIX MONTHS ENDED JUNE 30, 2004 (unaudited)

	Limited Partners				General Partners	Total Partners’ Capital
	Cash Preferred		Tax Preferred
	Units	Amounts	Units	Amounts
BALANCE, December 31, 2002	2,201,817	$19,215,466	521,472	$4,252,654	$0	$23,468,120

Net income (loss)	0	1,627,786	0	(739,383)	0	888,403
Distributions of operating cash flow	0	(1,547,417)	0	0	0	(1,547,417)
Limited partner contributions	807,053	8,070,543	241,706	2,417,058	0	10,487,601
Sales commissions and discounts	0	(763,616)	0	(229,687)	0	(993,303)
Offering costs	0	(242,136)	0	(72,522)	0	(314,658)
Tax preferred conversion elections	76,172	608,320	(76,172)	(608,320)	0	0
Cash preferred conversion elections	(1,214)	(10,638)	1,214	10,638	0	0

BALANCE, December 31, 2003	3,083,828	26,958,308	688,220	5,030,438	0	31,988,746

Net income (loss)	0	2,973,575	0	(2,631,505)	0	342,070
Distributions of operating cash flow	0	(1,230,872)	0	0	0	(1,230,872)
Tax preferred conversion elections	(10,000)	(87,418)	10,000	87,418	0	0
Cash preferred conversion elections	15,480	113,149	(15,480)	(113,149)		0

BALANCE, June 30, 2004	3,089,308	$28,726,742	682,740	$2,373,202	$0	$31,099,944

See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$342,070	$439,766
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint ventures	(426,800)	(471,069)
Operating distributions received from joint ventures	1,340,158	566,215
Changes in assets and liabilities:
Accounts payable and accrued expenses	(2,762)	(11,242)
Due to affiliate	0	(76,100)

Total adjustments	910,596	7,804

Net cash provided by operating activities	1,252,666	447,570

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures	(2,836,444)	0
Deferred project costs paid	0	(393,228)

Net cash used in investing activities	(2,836,444)	(393,228)

CASH FLOW FROM FINANCING ACTIVITIES:
Contributions from limited partners	0	10,430,661
Distributions paid to limited partners	(1,114,133)	(557,707)
Sales commissions	0	(956,419)
Offering costs paid	0	(348,241)

Net cash (used in) provided by financing activities	(1,114,133)	8,568,294

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,697,911)	8,622,636

CASH AND CASH EQUIVALENTS, beginning of period	2,804,796	6,296,043

CASH AND CASH EQUIVALENTS, end of period	$106,885	$14,918,679

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Deferred project costs applied to joint ventures	$118,219	$0

Partnership distributions payable	$617,861	$340,478

Discounts applied to limited partner contributions	$0	$87,941

See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2004 (unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Organization and Business

Wells Real Estate Fund XIII, L.P. (the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Capital, a Georgia corporation, serving as general partners (collectively, the “General Partners”). The Partnership was formed on September 15, 1998, for the purpose of acquiring, developing, owning, operating, improving, leasing, and managing income-producing commercial properties for investment purposes. Upon subscription for units, the Limited Partners must elect whether to have their units treated as Cash Preferred Units or Tax Preferred Units. Thereafter, Limited Partners have the right to change their prior elections to have some or all of their units treated as Cash Preferred Units or Tax Preferred Units one time during each quarterly accounting period. Limited Partners may vote to, among other things: (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; (c) add or remove a general partner; (d) elect a new general partner; (e) dissolve the Partnership; and (f) approve a sale involving all or substantially all of the Partnership’s assets, subject to certain limitations. The majority vote on any of the described matters will bind the Partnership, without the concurrence of the General Partners. Each limited partnership unit generally has equal voting rights, regardless of which class of unit is selected.

On March 29, 2001, the Partnership commenced a public offering of up to $45,000,000 of limited partnership units ($10.00 per unit) pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership commenced active operations on June 14, 2001, upon receiving and accepting subscriptions for 125,000 units. The offering was terminated on March 28, 2003, at which time the Partnership had sold 3,026,471 Cash Preferred Units and 748,678 Tax Preferred Units, net of conversions, representing capital contributions of $37,751,487 from investors who were admitted to the Partnership as limited partners.

The Partnership owns interests in all of its real estate assets through joint ventures with other entities affiliated with the General Partners. During the periods presented, the Partnership owned interests in the following seven properties through the following two affiliated joint ventures listed below (the “Joint Ventures”):

Joint Venture	Joint Venture Partners	Properties
Wells Fund XIII-REIT Joint Venture Partnership (“Fund XIII-REIT Associates”)	• Wells Real Estate Fund XIII, L.P. • Wells Operating Partnership, L.P.(1)	1. AmeriCredit Building A two-story office building located in Orange Park, Florida
2. ADIC Buildings Two connected one-story office and assembly buildings located in Douglas, Colorado
3. John Wiley Building A four-story office building located in Fishers, Indiana
4. AIU—Chicago Building (Acquired on September 19, 2003) A four-story office building located in Hoffman Estates, Illinois

Joint Venture	Joint Venture Partners	Properties
Fund XIII and Fund XIV Associates (“Fund XIII-XIV Associates”)	• Wells Real Estate Fund XIII, L.P. • Wells Real Estate Fund XIV, L.P.	5. Siemens-Orlando Building (Acquired on October 30, 2003) Two one-story office buildings located in Orlando, Florida
6. Randstad-Atlanta Building (Acquired on December 19, 2003) Four-story office building located in Atlanta, Georgia
7. 7500 Setzler Parkway (Acquired on March 26, 2004) One-story office and warehouse building located in Brooklyn Park, Minnesota

(1)	Wells Operating Partnership, L.P. is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. (“Wells REIT”) serving as its General Partner; Wells REIT is a Maryland corporation that qualifies as a real estate investment trust.

Each of the aforementioned properties was acquired on an all-cash basis. The investment objectives of each of the joint venture partners listed in the above table are substantially identical to those of the Partnership. Approval of the other joint venture partners is required for any major decision or any action that would materially affect the Joint Ventures, or their real property investments. For further information regarding the Joint Ventures and foregoing properties acquired prior to December 31, 2003, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2003.

On March 26, 2004, Fund XIII-XIV Associates acquired 7500 Setzler Parkway from an unrelated third party for approximately $7,040,000, including closing costs. The Partnership contributed approximately $2,836,000 and Wells Real Estate Fund XIV, L.P. contributed approximately $4,204,000 to Fund XIII-XIV Associates for their respective portions of the acquisition costs for 7500 Setzler Parkway. Subsequent to the acquisition of 7500 Setzler Parkway, the Partnership and Wells Real Estate Fund XIV, L.P. held equity interests in Fund XIII-XIV Associates of approximately 47.3% and 52.7%, respectively.

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

(d)	Distribution of Net Cash From Operations

Net cash from operations, if available, is generally distributed quarterly to the limited partners as follows:

•	First, to all Cash Preferred limited partners until each such limited partner has received distributions equal to a 10% per annum return on his net capital contribution, as defined.

•	Second, to the General Partners until the General Partners have received distributions equal to 10% of the total cumulative distributions paid by the Partnership.

•	Third, to the Cash Preferred limited partners and the General Partners allocated on a basis of 90% and 10%, respectively.

No distributions of net cash from operations will be made to the limited partners holding Tax Preferred Units.

(e)	Distribution of Sale Proceeds

Upon the sale of properties, the net sale proceeds will be distributed in the following order:

•	In the event that the particular property sold is sold for a price less than the original property purchase price, to the limited partners holding Cash Preferred Units until such limited partners have received an amount equal to the excess of the original property purchase price over the price for which the property was sold, limited to the amount of depreciation, amortization, and cost recovery deductions taken by the limited partners holding Tax Preferred Units with respect to such property;

•	To limited partners holding units which at any time have been treated as Tax Preferred Units until each such limited partner has received an amount necessary to equal the net cash from operations received by the limited partners holding Cash Preferred Units on a per-unit basis;

•	To limited partners on a per-unit basis until each limited partner has received 100% of his net capital contributions, as defined;

•	To all limited partners on a per-unit basis until each limited partner has received a cumulative 10% per annum return on his net capital contributions, as defined;

•	To limited partners on a per-unit basis until each limited partner has received an amount equal to his preferential limited partner return (defined as the sum of a 10% per annum cumulative return on net capital contributions for all periods during which the units were treated as Cash Preferred Units and a 15% per annum cumulative return on net capital contributions for all periods during which the units were treated as Tax Preferred Units);

•	To the General Partners until they have received 100% of their capital contributions, as defined;

•	Then, if limited partners have received any excess limited partner distributions (defined as distributions to limited partners over the life of their investment in the Partnership in excess of their net capital contributions, as defined, plus their preferential limited partner return), to the General Partners until they have received distributions equal to 20% of the sum of any such excess limited partner distributions plus distributions made to the General Partners pursuant to this provision;

•	Thereafter, 80% to the limited partners on a per-unit basis and 20% to the General Partners.

(f)	Reclassifications

Certain prior year amounts have been reclassified to conform with the current year financial statement presentation.

2.	INVESTMENTS IN JOINT VENTURES

(a)	Basis of Presentation

The Partnership owned interests in seven properties during the periods presented through its ownership in the Joint Ventures. The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Approval of the Partnership and as well as the other joint venture partners is required for any major decision or any action that would materially affect the Joint Ventures or their real property investments. Accordingly, investments in the Joint Ventures are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. For further information regarding investments in the Joint Ventures, refer to the financial statements and footnotes included in the Partnership’s Form 10-K for the year ended December 31, 2003.

(b)	Summary of Operations

The following information summarizes the operations of the Joint Ventures for the three months and the six months ended June 30, 2004 and 2003, respectively:

	Total Revenues		Net Income
	Three Months Ended June 30,		Three Months Ended June, 30,
	2004	2003	2004	2003
Fund XIII-REIT Associates	$2,132,392	$1,401,722	$369,037	$560,571
Fund XIII-XIV Associates	737,513	0	164,331	0

	$2,869,905	$1,401,722	$533,368	$560,571

	Total Revenues		Net Income
	Six Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Fund XIII-REIT Associates	$4,620,869	$2,718,473	$987,334	$1,210,662
Fund XIII-XIV Associates	1,343,790	0	307,497	0

	$5,964,659	$2,718,473	$1,294,831	$1,210,662

3.	RELATED-PARTY TRANSACTIONS

(a)	Sales Commissions and Dealer-Manager Fees

In connection with its public offering of units, the Partnership paid sales commissions of up to 7% of aggregate gross offering proceeds to Wells Investment Securities, Inc. (“WIS”), an affiliated and registered securities broker-dealer, the majority of which were re-allowed to other broker-dealers participating in the offering of the Partnership’s limited partnership units (“Participating Dealers”). In addition, WIS earned a dealer-manager fee of 2.5% of the gross offering proceeds raised, of which up to 1.5% of aggregate gross offering proceeds may be re-allowed to Participating Dealers as marketing fees, or to reimburse Participating Dealers for the costs and expenses for representatives of such Participating Dealers to attend educational conferences and seminars. From inception through December 31, 2003, the Partnership paid aggregate sales commissions of $3,381,542 and dealer-manager fees of $935,552 to WIS, of which all $3,381,542 of the sales commissions and $373,818 of the dealer-manager fees were re-allowed to Participating Dealers. No such commissions or fees were paid during the first quarter or second quarter of 2004, as the Partnership terminated its offering on March 28, 2003, and all related sales commissions and dealer-manager fees incurred were paid in full as of December 31, 2003.

(b)	Organizational and Offering Expense Reimbursements

The Partnership reimburses Wells Capital for organizational and offering expenses equal to the lesser of actual costs incurred or 3% of the aggregate gross offering proceeds, subject to the overall limitations of the Partnership Agreement. Organizational and offering expenses include such costs as legal and accounting fees, printing costs, and other offering expenses, however, specifically exclude sales and underwriting commissions. From inception through December 31, 2003, the Partnership paid aggregate fees of $1,131,615, which amounted to 3% of the aggregate gross offering proceeds received to date. No such fees were paid during the first quarter or second quarter of 2004, as the Partnership terminated its offering on March 28, 2003, and all related organizational and offering expenses incurred were paid in full as of December 31, 2003.

(c)	Acquisition and Advisory Fees and Acquisition Expense Reimbursements

The Partnership pays Wells Capital for acquisition and advisory services and acquisition expense reimbursements equal to 3.5% of the aggregate gross offering proceeds, subject to certain overall limitations contained in the partnership agreement. From inception through December 31, 2003, the Partnership paid aggregate fees of $1,293,207 to Wells Capital, which amounted to 3.5% of the aggregate gross offering proceeds received to date. No such fees were paid during the first quarter or second quarter of 2004, as the Partnership terminated its offering on March 28, 2003, and all related acquisition and advisory fees and acquisition expense reimbursements incurred were paid in full as of December 31, 2003. Acquisition and advisory fees and acquisition expense reimbursements are recorded as deferred project costs in the accompanying balance sheets as incurred. Upon the acquisition of properties directly or through the Joint Venture, such deferred project costs are applied to building or investment in joint venture, respectively.

(d)	Management and Leasing Fees

The Partnership has entered into a property management agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. Accordingly, Wells Management receives compensation for the management and leasing of the Partnership’s properties, owned directly or through the Joint Ventures, equal to the lesser of (a) fees that would be paid to a comparable outside firm or (b) 4.5% of the gross revenues collected monthly; plus, a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month’s rent. In the case of commercial properties which are leased on a long-term net-lease basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures was $44,361and $17,533 for the three months ended June 30, 2004 and 2003, respectively, and $87,479 and $33,378 for the six months ended June 30, 2004 and 2003, respectively.

(e)	Administration Reimbursements

Wells Capital, one of the General Partners, and its affiliates perform certain administrative services for the Partnership, such as accounting, property management and other partnership administration, and incur the related expenses. Such expenses are allocated among various other entities affiliated with the General Partners (the “Wells Real Estate Funds”) based on time spent on each fund by individual administrative personnel. In the opinion of management, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital $26,848 and $21,035 for the three months ended June 30, 2004 and 2003 respectively, and $44,128 and $56,273 for the six months ended June 30, 2004, and 2003, respectively, for these services and expenses.

(f)	Conflicts of Interest

The General Partners are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the General Partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Partnership in connection with property acquisitions or for tenants in similar geographic markets.

4.	CONTINGENCIES

By Order dated June 3, 2004, the Superior Court of Gwinnett County, Georgia, dismissed, without prejudice, the putative class action complaint filed on or about March 12, 2004 against Leo F. Wells, III, Wells Capital, and certain affiliates of Wells Capital relating to Wells Real Estate Fund I, an affiliate of the General Partners (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791 2).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying financial statements and notes thereto.

(a)	Overview

Management believes that the Partnership typically operates through the following five key life cycle phases. The time spent in each phase is dependent upon various economic, industry, market, and other internal/external factors. Some overlap naturally exists in the transition from one phase to the next.

•	Fundraising phase

The period during which the Partnership is raising capital through the sale and issuance of limited partner units to the public

•	Investing phase

The period during which the Partnership invests the capital raised during the fundraising phase, less upfront fees, into the acquisition of real estate assets

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

The period during which the Partnership sells its real estate investments and distributes net sales proceeds to the partners

Portfolio Overview

The Partnership is now in the holding phase of its life cycle, as it has invested all of its funds with the acquisition of 7500 Setzler Parkway in Brooklyn Park, Minnesota, in March 2004. The Partnership owns interests in seven properties, and all seven properties are 100% leased, with American InterContinental University expanding into the remaining vacancy in their building this quarter.

The acquisition of 7500 Setzler Parkway was the highlight for the Partnership in the first quarter 2004. This high-quality industrial asset enjoys a prime location in the greater Minneapolis market and we believe represents an excellent asset for rounding out the portfolio. With the Partnership now fully invested, we anticipate stable performance in the near term.

The second quarter 2004 operating distributions to the Cash-Preferred unit holders were 8.0%, consistent with the first quarter distribution rate. We anticipate that operating distributions may increase in the near term as a result of the Partnership being fully invested with no vacancies in the portfolio.

No operating distributions have been made to the investors holding Tax-Preferred units or to the General Partners in line with the partnership agreement.

Property Summary

•	The ADIC Buildings, located in Denver, Colorado, is fully leased until 2011.

•	The AIU-Chicago Building is in Hoffman Estates, Illinois, a suburb of Chicago. This asset is now 100% leased, with AIU having expanded into the remaining vacant space. Lease expirations are spread between 2006 and 2010.

•	The AmeriCredit Building is located in Jacksonville, Florida. The property is 100% leased, and the lease expiration occurs in 2011.

•	The John Wiley Building is located in Indianapolis, Indiana. While two small leases expire in 2005, the major tenant lease to John Wiley extends until 2009.

•	The Siemens-Orlando Building is located in Orlando, Florida, and was acquired in October 2003. The property is 100% leased to four tenants, and the major lease to Siemens extends to 2009.

•	The Randstad-Atlanta Building was acquired in December 2003. This office property is 100% leased, and the expiration is in 2013.

•	As noted above, 7500 Setzler Parkway in Brooklyn Park, Minnesota, was acquired in March 2004. This property is 100% leased until 2010.

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

General Economic and Real Estate Market Commentary

The U.S. economy appears to be on the road to recovery. The economy has shown signs of growth recently, as companies have recommenced making investments in new employees. Job growth is the most significant demand driver for office markets. Market fundamentals are improving, and new office jobs are slowly being created. In general, the real estate office market lags behind the overall economic recovery and, therefore, recovery is not expected until late 2004 or 2005 at the earliest, and then will vary by market.

Overall, real estate market fundamentals are weak; however, capital continues to flow into this asset class. The increase in capital drives the prices of many properties upward and investor returns downward. There is a significant pricing differential in the underwriting the parameters of well-leased assets with credit tenants and those with either existing vacancies or substantial near-term tenant rollover. Properties with long-term leases to strong credit tenants have seen an increase in value.

The office market has significant excess space. Vacancy levels are believed to have peaked, and are expected to trend downward moderately through the end of 2004. There is some encouraging news in that construction continues to taper off and has come to a complete halt in many markets. As a result of the slowdown in new construction and the modest decline in sublease space, net absorption has turned positive. Many industry professionals believe office market fundamentals have bottomed-out; however, a recovery cannot be expected until job growth and corresponding demand for office space continue to increase.

(b)	Results of Operations

Equity in Income of Joint Ventures

Equity in income of the Joint Ventures was $181,464 and $218,118 for the three months ended June 30, 2004 and 2003, respectively, and was $426,800 and $471,069 for six months ended June 30, 2004 and 2003, respectively. The 2004 decreases resulted primarily from an adjustment to cumulative intangible lease amortization relating to the John Wiley Building, partially offset by earnings generated by Fund XIII-XIV Associates due to the acquisition of three properties in the fourth quarter of 2003 and the first quarter of 2004.

Expenses of the Partnership

Total expenses of the Partnership were $66,089 and $42,038 for the three months ended June 30, 2004 and 2003, respectively, and $97,194 and $94,655 for the six months ended June 30, 2004 and 2003, respectively. The 2004 increases are primarily attributable to increases in administrative salaries, accounting fees, postage and delivery expense, as well as printing costs, all of which are the result of increased reporting and regulatory requirements. We anticipate additional increases related to implementing and adhering to such reporting and regulatory requirements going forward.

(c)	Liquidity and Capital Resources

Our operating strategy entails funding expenses related to the recurring operations of the properties and the portfolio with operating cash flows, including distributions received from the Joint Ventures, and assessing the amount of remaining cash flows that will be required to fund known re-leasing costs and other capital improvements. Any residual operating cash flows are considered available for distribution to the limited partners and are generally paid quarterly. As a result, the ongoing monitoring of the Partnership’s cash position is critical to ensuring that adequate liquidity and capital resources are available. Economic downturns in one or more of our core markets could adversely impact the ability of our tenants to honor lease payments and our ability to re-lease space on favorable terms as leases expire or space otherwise becomes vacant. In the event of either situation, cash flows and, consequently, our ability to provide funding for capital needs would be adversely affected.

Short-Term Liquidity

During the six months ended June 30, 2004, we generated net operating cash flows, including distributions received from the Joint Ventures, of approximately $1,253,000, as compared to approximately $448,000 for the six months ended June 30, 2003. Operating distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. Such operating cash flows were primarily used to pay operating distributions to limited partners.

Operating distributions received from the Joint Ventures increased in 2004 primarily due to Fund XIII-XIV Associates’ acquisition of three income-producing properties in the fourth quarter of 2003 and the first quarter of 2004. At this time, we expect to continue to generate cash flows from operations, including distributions from the Joint Ventures, sufficient to cover our estimated future expenses. Future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows and determination of near-term cash needs for tenant re-leasing costs and other capital improvements.

We believe that the cash on hand and distributions due from the Joint Ventures are sufficient to cover the Partnership’s working capital needs, including liabilities of approximately $642,000 as of June 30, 2004. During the remainder of 2004, the General Partners anticipate that the Partnership will fund its proportionate share of costs necessary to lease additional space to AIU in the AIU-Chicago Building effective July 2004.

Long-Term Liquidity

We expect that our future sources of capital will be primarily derived from operating cash flows generated from the Joint Ventures, and net proceeds generated from the selective and strategic sale of properties. Our future long-term liquidity requirements will include, but not be limited to, tenant improvements, renovations, expansions and other significant capital improvements necessary for properties owned through the Joint Ventures. We expect to continue to use substantially all future net cash flows from operations, including distributions received from the Joint Ventures, less, expenses related to the recurring operations of the properties and the portfolio and reserves for known capital expenditures, to pay operating distributions to the limited partners.

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning, and operating income-producing real properties and has invested all of the partners’ original capital contributions. Thus, it is unlikely that we will acquire interests in any additional properties. Historically, our investment strategy has generally involved acquiring properties that are pre-leased to creditworthy tenants on an all-cash basis through joint ventures with affiliated partnerships.

We incur capital expenditures primarily in the form of building improvements for the purpose of maintaining the quality of our properties, and tenant improvements for the purpose of readying our properties for re-leasing. As leases expire, we typically attempt to re-lease space to an existing tenant or market the space to prospective new tenants. Generally, tenant improvements funded in connection with lease renewals require less capital than those funded in connection with new leases. However, external conditions, such as the supply of and demand for comparable space available within a given market, drive capital costs as well as rental rates.

Operating cash flows, if available, are generally distributed from the Joint Venture to the Partnership during the second month following each calendar quarter-end. However, the Joint Venture will reserve operating distributions, or a portion thereof, as needed in order to fund known capital and other expenditures. Our cash management policy typically includes first utilizing current period operating cash flow until depleted, at which point operating reserves are utilized to fund capital and other required expenditures. In the event that current and prior period accumulated operating cash flows are insufficient to fund such costs, net property sale proceeds reserves, if available, would then be utilized.

(d)	Related-Party Transactions and Agreements

The Partnership and the Joint Ventures have entered into agreements with Wells Capital, and its affiliates, whereby the Partnership or the Joint Ventures pay certain fees or reimbursements to Wells Capital and its affiliates (e.g., sales commissions; dealer management fees; acquisition and advisory fees and acquisition expenses; property management and leasing fees; administrative salary reimbursements, etc.). See Note 3 to the Partnership’s financial statements included in this report for a discussion of the various related-party transactions, agreements, and fees.

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

Investment in Real Estate Assets

Management is required to make subjective assessments as to the useful lives of its depreciable assets. Management considers the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of the Joint Ventures’ assets by class are as follows:

Buildings	25 years
Building improvements	Remaining useful life of the building
Land improvements	20 years
Tenant improvements	Lease term

In the event that management uses inappropriate useful lives or methods for depreciation, the Partnership’s net income would be misstated.

Valuation of Real Estate Assets

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which the Partnership has an ownership interest, either directly or through investments in the Joint Ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Partnership as of June 30, 2004.

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

Allocation of Purchase Price of Acquired Assets

On January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 141, “Business Combinations” (“FAS 141”), and Statement of Financial Accounting Standards No. 142, “Goodwill and Intangibles” (“FAS 142”). These standards govern business combinations, asset acquisitions, and the accounting for acquired intangibles.

Upon the acquisition of real properties, it is the Partnership’s policy to allocate the purchase price of properties to acquired tangible assets, consisting of land and building, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, and the value of in-place leases, based in each case on their fair values.

The fair values of the tangible assets of an acquired property (which includes land and building) are determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and building based on management’s determination of the relative fair value of these assets. Management determines the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance, and other operating expenses during the expected lease-up periods based on current market demand. Management estimates costs to execute similar leases including leasing commissions and other related costs.

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

The fair values of in-place leases include direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals which are avoided by acquiring an in-place lease, and tenant relationships. Direct costs associated with obtaining a new tenant include commissions, tenant improvements, and other direct costs and are estimated based on management’s consideration of current market costs to execute a similar lease. These direct costs are amortized to expense over the remaining terms of the respective leases. The value of opportunity costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. Customer relationships are valued based on expected renewal of a lease or the likelihood of obtaining a particular tenant for other locations. These lease intangibles are amortized to expense over the remaining terms of the respective leases.

(g)	Certain Litigation Involving our General Partners

By Order dated June 3, 2004, the Superior Court of Gwinnett County, Georgia, dismissed, without prejudice, the putative class action complaint filed on or about March 12, 2004 against Leo F. Wells, III, Wells Capital, and certain affiliates of Wells Capital relating to Wells Real Estate Fund I, an affiliate of the General Partners (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791 2).

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

PART II.     OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	The Exhibits to this report are set forth on Exhibit Index to Second Quarter Form 10-Q attached hereto.

(b)	On April 9, 2004, the Partnership filed a Current Report on Form 8-K dated March 26, 2004, reporting the acquisition of the 7500 Setzler Parkway Building.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XIII, L.P.
(Registrant)

By: WELLS CAPITAL, INC.
(Corporate General Partner)

August 11, 2004	/s/ LEO F. WELLS, III
Leo F. Wells, III President

August 11, 2004	/s/ DOUGLAS P. WILLIAMS
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