Form 10-Q
period 2004-09-30
WELLS REAL ESTATE FUND XIII L P
filed 2004-11-12
CIK 1127245

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004 or

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

General economic risks

•	Adverse changes in general or local economic conditions; and

•	Adverse economic conditions affecting the particular industry of one or more tenants in properties owned by our joint ventures.

Real estate risks inherent in properties owned through joint ventures

•	Ability to achieve appropriate occupancy levels resulting in sufficient rental amounts;

•	Supply of or demand for similar or competing rentable space, which may adversely impact retaining or obtaining new tenants upon lease expiration at acceptable rental amounts;

•	Tenant ability or willingness to satisfy obligations relating to our existing lease agreements;

•	Potential need to fund tenant improvements, lease-up costs, or other capital expenditures out of operating cash flow;

•	Increases in property operating expenses, including property taxes, insurance, and other costs not recoverable from tenants;

•	Ability to secure adequate insurance at reasonable and appropriate rates to avoid uninsured losses or losses in excess of insured amounts;

•	Discovery of previously undetected environmentally hazardous or other undetected adverse conditions;

•	Unexpected costs of capital expenditures related to tenant build-out projects or other unforeseen capital expenditures; and

•	Ability to sell a property when desirable at an acceptable return, including the ability of the purchaser to satisfy any and all closing conditions.

Other operational risks

•	Dependency on Wells Capital, Inc. (“Wells Capital”), our corporate general partner, its key personnel, and its affiliates for various administrative services;

•	Wells Capital’s ability to attract and retain high-quality personnel who can provide acceptable service levels to us and generate economies of scale for us over time;

•	Increases in our administrative operating expenses, including increased expenses associated with operating as a public company in the current regulatory environment;

•	Changes in governmental, tax, real estate, environmental, and zoning laws and regulations and the related costs of compliance;

•	Ability to demonstrate compliance with any governmental, tax, real estate, environmental, and zoning law or regulation in the event that any such position is questioned by the respective authority; and

•	Actions of our joint venture partners including potential bankruptcy, business interests differing from ours, or other actions that may adversely impact the operations of joint ventures.

3

WELLS REAL ESTATE FUND XIII, L.P.

WELLS REAL ESTATE FUND XIII, L.P.

BALANCE SHEETS

ASSETS

	(unaudited) September 30, 2004	December 31, 2003
Investment in joint ventures (Note 2)	$30,774,011	$29,046,985
Cash and cash equivalents	85,633	2,804,796
Due from joint venture	560,985	546,654
Deferred project costs	0	118,219

Total assets	$31,420,629	$32,516,654

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Accounts payable and accrued expenses	$39,194	$26,786
Partnership distributions payable	618,697	501,122

Total liabilities	657,891	527,908

Partners’ capital:
Limited partners:
Cash Preferred—3,093,485 units and 3,083,828 units outstanding as of September 30, 2004 and December 31, 2003, respectively	28,773,164	26,958,308
Tax Preferred—678,563 units and 688,220 units outstanding as of September 30, 2004 and December 31, 2003, respectively	1,989,574	5,030,438
General partners	0	0

Total partners’ capital	30,762,738	31,988,746

Total liabilities and partners’ capital	$31,420,629	$32,516,654

See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
EQUITY IN INCOME OF JOINT VENTURES (Note 2)	$321,782	$260,665	$748,582	$731,734

EXPENSES:
Partnership administration	27,195	22,607	94,649	96,354
Legal and accounting	9,159	206	37,908	18,236
Other general and administrative	181	2,616	1,173	5,493

Total expenses	36,535	25,429	133,730	120,083

OTHER INCOME	0	24,930	12,464	88,281

NET INCOME	$285,247	$260,166	$627,316	$699,932

NET INCOME ALLOCATED TO CASH PREFERRED LIMITED PARTNERS	$654,354	$423,381	$3,627,929	$1,164,763

NET LOSS ALLOCATED TO TAX PREFERRED LIMITED PARTNERS	$(369,107)	$(163,215)	$(3,000,613)	$(464,831)

NET INCOME (LOSS) PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CASH PREFERRED	$0.21	$0.14	$1.17	$0.41

TAX PREFERRED	$(0.54)	$(0.23)	$(4.39)	$(0.68)

DISTRIBUTION OF OPERATING CASH PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CASH PREFERRED	$0.20	$0.13	$0.60	$0.37

TAX PREFERRED	$0.00	$0.00	$0.00	$0.00

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CASH PREFERRED	3,093,485	3,061,389	3,088,874	2,866,297

TAX PREFERRED	678,563	710,760	683,174	679,570

See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2003

AND THE NINE MONTHS ENDED SEPTEMBER 30, 2004 (unaudited)

	Limited Partners				General Partners	Total Partners’ Capital
	Cash Preferred		Tax Preferred
	Units	Amounts	Units	Amounts
BALANCE, December 31, 2002	2,201,817	$19,215,466	521,472	$4,252,654	$0	$23,468,120

Net income (loss)	0	1,627,786	0	(739,383)	0	888,403
Distributions of operating cash flow	0	(1,547,417)	0	0	0	(1,547,417)
Limited partner contributions	807,053	8,070,543	241,706	2,417,058	0	10,487,601
Sales commissions and discounts	0	(763,616)	0	(229,687)	0	(993,303)
Offering costs	0	(242,136)	0	(72,522)	0	(314,658)
Tax preferred conversion elections	76,172	608,320	(76,172)	(608,320)	0	0
Cash preferred conversion elections	(1,214)	(10,638)	1,214	10,638	0	0

BALANCE, December 31, 2003	3,083,828	26,958,308	688,220	5,030,438	0	31,988,746

Net income (loss)	0	3,627,929	0	(3,000,613)	0	627,316
Distributions of operating cash flow	0	(1,853,324)	0	0	0	(1,853,324)
Cash preferred conversion elections	(10,000)	(87,418)	10,000	87,418	0	0
Tax preferred conversion elections	19,657	127,669	(19,657)	(127,669)		0

BALANCE, September 30, 2004	3,093,485	$28,773,164	678,563	$1,989,574	$0	$30,762,738

See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$627,316	$699,932
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint ventures	(748,582)	(731,734)
Operating distributions received from joint ventures	1,961,888	938,453
Changes in assets and liabilities:
Accounts payable and accrued expenses	12,408	(4,426)
Due to affiliate	0	(76,100)

Total adjustments	1,225,714	126,193

Net cash provided by operating activities	1,853,030	826,125

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures	(2,836,444)	(3,000,100)
Deferred project costs paid	0	(392,178)
Earnest money deposit	0	(200,000)

Net cash used in investing activities	(2,836,444)	(3,592,278)

CASH FLOW FROM FINANCING ACTIVITIES:
Contributions from limited partners	0	10,400,661
Distributions paid to limited partners	(1,735,749)	(898,185)
Sales commissions	0	(953,568)
Offering costs paid	0	(347,341)

Net cash (used in) provided by financing activities	(1,735,749)	8,201,567

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,719,163)	5,435,414

CASH AND CASH EQUIVALENTS, beginning of period	2,804,796	6,296,043

CASH AND CASH EQUIVALENTS, end of period	$85,633	$11,731,457

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Deferred project costs applied to joint ventures	$118,219	$125,000

Partnership distributions payable	$618,697	$401,807

Discounts applied to limited partner contributions	$0	$87,941

See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2004 (unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Organization and Business

Wells Real Estate Fund XIII, L.P. (the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Capital, a Georgia corporation, serving as general partners (collectively, the “General Partners”). The Partnership was formed on September 15, 1998, for the purpose of acquiring, developing, owning, operating, improving, leasing, and managing income-producing commercial properties for investment purposes. Upon subscription for units, the limited partners elect to have their units treated as Cash Preferred Units or Tax Preferred Units. Thereafter, Limited Partners have the right to change their prior elections to have some or all of their units treated as Cash Preferred Units or Tax Preferred Units one time during each quarterly accounting period. Limited Partners may vote to, among other things: (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; (c) add or remove a general partner; (d) elect a new general partner; (e) dissolve the Partnership; and (f) approve a sale involving all or substantially all of the Partnership’s assets, subject to certain limitations. The majority vote on any of the described matters will bind the Partnership, without the concurrence of the General Partners. Each limited partnership unit generally has equal voting rights, regardless of which class of unit is selected.

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

The Partnership owns indirect interests in all of its real estate assets through joint ventures with other entities affiliated with the General Partners. During the periods presented, the Partnership owned interests in the following joint ventures (the “Joint Ventures”):

Joint Venture	Joint Venture Partners	Properties
Wells Fund XIII-REIT Joint Venture Partnership (“Fund XIII-REIT Associates”)	• Wells Real Estate Fund XIII, L.P. • Wells Operating Partnership, L.P. (1)	1. AmeriCredit Building A two-story office building located in Orange Park, Florida
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

Each of the aforementioned properties was acquired on an all-cash basis. Approval by the Partnership as well as the other Joint Venture partners is required for any major decision or any action that would materially affect the Joint Ventures, or their real property investments. For further information regarding the Joint Ventures and foregoing properties acquired prior to December 31, 2003, refer to the Partnership’s Form 10-K for the year ended December 31, 2003.

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

Net loss, depreciation, and amortization deductions for each fiscal year are allocated as follows: (a) 99% to the limited partners holding Tax Preferred Units and 1% to the General Partners until their capital accounts are reduced to zero; (b) then to any partners having positive balances in their respective capital accounts in an amount not to exceed such positive balance; and (c) thereafter, to the General Partners.

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

(d)	Distribution of Net Cash from Operations

Net cash from operations, if available, is generally distributed quarterly to the limited partners as follows:

•	First, to all Cash Preferred limited partners until such limited partners have received distributions equal to a 10% per annum return on their respective net capital contributions, as defined.

•	Second, to the General Partners until the General Partners have received distributions equal to 10% of the total cumulative distributions paid by the Partnership.

•	Third, to the Cash Preferred limited partners and the General Partners allocated on a basis of 90% and 10%, respectively.

No distributions of net cash from operations will be made to the limited partners holding Tax Preferred Units.

(e)	Distribution of Sale Proceeds

Upon the sale of properties, the net sale proceeds will be distributed in the following order:

•	In the event that the particular property sold is sold for a price less than its original property purchase price, to the limited partners holding Cash Preferred Units until such limited partners have received an amount equal to the excess of the original property purchase price over the price for which the property was sold, limited to the amount of depreciation, amortization, and cost recovery deductions taken by the limited partners holding Tax Preferred Units with respect to such property;

•	To limited partners holding units which at any time have been treated as Tax Preferred Units until the limited partners have received an amount necessary to equal the net cash from operations received by the limited partners holding Cash Preferred Units on a per-unit basis;

•	To all limited partners on a per-unit basis until the limited partners have received 100% of their respective net capital contributions, as defined;

•	To all limited partners on a per-unit basis until the limited partners have received a cumulative 10% per annum return on their respective net capital contributions, as defined;

•	To limited partners on a per-unit basis until the limited partners have received an amount equal to their respective preferential limited partner returns (defined as the sum of a 10% per annum cumulative return on net capital contributions for all periods during which the units were treated as Cash Preferred Units and a 15% per annum cumulative return on net capital contributions for all periods during which the units were treated as Tax Preferred Units);

•	To the General Partners until they have received 100% of their capital contributions, as defined;

•	Then, if limited partners have received any excess limited partner distributions (defined as distributions to limited partners over the life of their investment in the Partnership in excess of their net capital contributions, as defined, plus their preferential limited partner return), to the General Partners until they have received distributions equal to 20% of the sum of any such excess limited partner distributions plus distributions made to the General Partners pursuant to this provision;

•	Thereafter, 80% to the limited partners on a per-unit basis and 20% to the General Partners.

(f)	Reclassifications

Certain prior year amounts have been reclassified to conform with the current year financial statement presentation.

2.	INVESTMENTS IN JOINT VENTURES

(a)	Basis of Presentation

The Partnership owned interests in seven properties during the periods presented through its ownership in the Joint Ventures. The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Approval by the Partnership, as well as the other Joint Venture partners, is required for any major decision or any action that would materially affect the Joint Ventures or their real property investments. Accordingly, investments in the Joint Ventures are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. For further information regarding investments in the Joint Ventures, refer to the financial statements and footnotes included in the Partnership’s Form 10-K for the year ended December 31, 2003.

(b)	Summary of Operations

The following information summarizes the operations of the Joint Ventures for the three months and the nine months ended September 30, 2004 and 2003, respectively:

	Total Revenues			Net Income
	Three Months Ended September 30,			Three Months Ended September, 30,
	2004	2003		2004		2003
Fund XIII-REIT Associates	$2,477,554	$1,448,440		$796,294	(3)	$701,092
Fund XIII-XIV Associates	777,828	0		207,070	(3)	(25)

	$3,255,382	$1,448,440	(1)	$1,003,364		$701,067

	Total Revenues				Net Income
	Nine Months Ended September 30,				Nine Months Ended September 30,
	2004		2003		2004		2003
Fund XIII-REIT Associates	$7,098,422		$4,166,914		$1,783,628	(2)	$1,911,754
Fund XIII-XIV Associates	2,129,059		0		514,567	(2)	(25)

	$9,227,481	(1)	$4,166,914	(1)	$2,298,195		$1,911,729

(1)	Through the first quarter 2004, the Joint Ventures reported the amortization of the fair values of in-place lease, including opportunity costs associated with lost rentals that are avoided by acquiring in-place leases and tenant relationships, as an adjustment to rental income. In the second quarter 2004, the Joint Ventures began reflecting this amortization as amortization expense and have reclassified such amortization amounts, $80,789 for the three and nine months ended September 30, 2003 and $364,975 for the nine months ended September 30, 2004, from rental income to amortization expense for the periods previously presented. The period of amortization continues to be the term of the respective lease. This reclassification had no impact on net income.
(2)	Effective July 1, 2004, the Joint Ventures extended the weighted average composite useful life for all building assets from 25 years to 40 years, which resulted in an increase to net income for the three and nine months ended September 30, 2004 of approximately $222,218 and $63,153 for Fund XIII-REIT Associates and Fund XIII-XIV Associates, respectively. Management believes that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice.

3.	RELATED-PARTY TRANSACTIONS

(a)	Sales Commissions and Dealer-Manager Fees

In connection with its public offering of units, the Partnership paid sales commissions of up to 7% of aggregate gross offering proceeds to Wells Investment Securities, Inc. (“WIS”), an affiliated and registered securities broker-dealer, the majority of which were re-allowed to other broker-dealers participating in the offering of the Partnership’s limited partnership units (“Participating Dealers”). In addition, the Partnership paid a dealer-manager fee equal to 2.5% of the gross offering proceeds raised, of which up to 1.5% of aggregate gross offering proceeds may be re-allowed to Participating Dealers as marketing fees, or to reimburse Participating Dealers for the costs and expenses for representatives of such Participating Dealers to attend educational conferences and seminars. From inception to date, the Partnership has paid aggregate sales commissions of $3,381,542 and dealer-manager fees of $935,552 to WIS, of which all of the sales commissions and $373,818 of the dealer-manager fees have been re-allowed to Participating Dealers. No such commissions or dealer-manager fees have been paid during 2004, as the Partnership terminated its offering on March 28, 2003, and all related sales commissions and dealer-manager fees incurred had been paid in full as of December 31, 2003.

(b)	Organizational and Offering Expense Reimbursements

The Partnership reimbursed Wells Capital for organizational and offering expenses equal to the lesser of actual costs incurred or 3% of the aggregate gross offering proceeds, subject to the overall limitations of the Partnership Agreement. Organizational and offering expenses include such costs as legal and accounting fees, printing costs, certain salary reimbursements for employees engaged in the registration and marketing of units, and other offering expenses, however, specifically exclude sales and underwriting commissions. From inception to date, the Partnership has paid aggregate organizational and offering expense reimbursements of $1,131,615. No such fees have been paid during 2004, as the Partnership terminated its offering on March 28, 2003, and all related organizational and offering expenses incurred had been paid in full as of December 31, 2003.

(c)	Acquisition and Advisory Fees and Acquisition Expense Reimbursements

The Partnership paid Wells Capital for acquisition and advisory services and acquisition expense reimbursements equal to 3.5% of the aggregate gross offering proceeds, subject to certain overall limitations contained in the partnership agreement. From inception to date, the Partnership has paid aggregate fees of $1,293,207 to Wells Capital. No such fees have been paid during 2004, as the Partnership terminated its offering on March 28, 2003, and all related acquisition and advisory fees and acquisition expense reimbursements incurred were paid in full as of December 31, 2003. Acquisition and advisory fees and acquisition expense reimbursements were recorded as deferred project costs in the accompanying balance sheets as incurred. Upon the acquisition of properties, such deferred project costs were applied to the buildings owned by the Joint Ventures, which is recorded as investment in Joint Ventures in the accompanying balance sheets.

(d)	Management and Leasing Fees

The Partnership has entered into a property management, leasing, and asset management agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. Accordingly, Wells Management receives compensation for the management and leasing of the Partnership’s properties, owned directly or through the Joint Ventures, equal to the lesser of (a) fees that would be paid to a comparable outside firm or (b) 4.5% of the gross revenues collected monthly; plus, a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month’s rent. In the case of commercial properties which are leased on a long-term net-lease basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures was $40,781 and $14,584 for the three months ended September 30, 2004 and 2003, respectively, and $128,260 and $47,961 for the nine months ended September 30, 2004 and 2003, respectively.

(e)	Administration Reimbursements

Wells Capital, one of the General Partners, and its affiliates perform certain administrative services for the Partnership, such as accounting, property management and other partnership administration, and incur the related expenses. Such expenses are allocated among various other entities affiliated with the General Partners (the “Wells Real Estate Funds”) based on time spent on each fund by individual administrative personnel. In the opinion of management, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital $23,555 and $18,206 for the three months ended September 30, 2004 and 2003, respectively, and $67,683 and $74,479 for the nine months ended September 30, 2004, and 2003, respectively, for these services and expenses.

(f)	Conflicts of Interest

The General Partners are also general partners of other Wells Real Estate Funds. In addition, Wells Capital sponsors and advises two affiliated real estate investment trusts (the “REITs”) in which it retains a residual interest. As such, there may exist conflicts of interest where the General Partners in their capacity as general partners of other Wells Real Estate Funds, or as the advisor to the REITs, may be in competition with the Partnership in connection with property acquisitions or for tenants in similar geographic markets.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying financial statements and notes thereto.

(a)	Overview

We believe that we will operate through the following five key life cycle phases. The time expected to be spent in each phase is dependent upon various economic, industry, market, and other internal/external factors. Some overlap naturally exists in the transition from one phase to the next.

•	Fundraising phase

The period during which the Partnership is raising capital through the sale and issuance of limited partner units to the public;

•	Investing phase

The period during which the Partnership invests the capital raised during the fundraising phase, less upfront fees, into the acquisition of real estate assets;

•	Holding phase

The period during which real estate assets are owned and operated by the Partnership during the initial lease terms of the tenants;

•	Positioning-for-sale phase

The period during which the leases in place at the time of acquisition expire and, thus, the Partnership expends time, effort, and funds to re-lease such space to existing and/or new tenants. Following the holding phase, the Partnership continues to own and operate the real estate assets, evaluate various options for disposition, and market the real estate assets for sale; and

•	Disposition and Liquidation phase

The period during which the Partnership sells its real estate investments and distributes net sale proceeds to the partners.

Portfolio Overview

We are now in the holding phase of its life cycle. Upon contributing funds to Fund XIII-XIV Associates that were used to acquire 7500 Setzler Parkway in March 2004, all investor proceeds have been invested. Following the expansion of American InterContinental University into the remaining vacant space at the AIU—Chicago Building in the third quarter of 2004, all of the properties owned by the Joint Ventures were 100% leased as of September 30, 2004.

We believe that our portfolio has been effectively diversified by the acquisition of 7500 Setzler Parkway, a high-quality industrial asset in a prime location within the greater Minneapolis market. As our capital is now fully invested, we anticipate stable performance in the near term.

Operating distributions to the Cash Preferred Unit holders for the third quarter of 2004 were consistent with the prior quarter at 8.0% annualized of the limited partners’ net capital contributions, as defined. Our General Partners anticipate future operating distributions will remain at a high level, as our capital is fully invested and the properties in our portfolio are 100% leased.

No operating distributions have been made to the investors holding Tax Preferred Units or to our General Partners.

Property Summary

Information related to the properties owned by the Joint Ventures follows:

•	The AmeriCredit Building is located in Jacksonville, Florida. The property is 100% leased, and the lease expiration occurs in 2011;

•	The ADIC Buildings, located in Denver, Colorado, are fully leased until 2011;

•	The John Wiley Building is located in Indianapolis, Indiana. While two small leases expire in 2005, the major tenant lease to John Wiley extends until 2009;

•	The AIU-Chicago Building is in Hoffman Estates, Illinois, a suburb of Chicago. This asset is now 100% leased, with AIU having expanded into the remaining vacant space. Lease expirations are spread between 2006 and 2010;

•	The Siemens—Orlando Building is located in Orlando, Florida, and was acquired in October 2003. The property is 100% leased to four tenants, and the major lease to Siemens Shared Services LLC extends to 2009;

•	The Randstad—Atlanta Building was acquired in December 2003. This office property is 100% leased to Randstad Staffing Services, Inc. until 2013; and

•	As noted above, 7500 Setzler Parkway in Brooklyn Park, Minnesota, was acquired in March 2004. This property is 100% leased until 2010.

As we transition from the investing phase into the holding phase, we will focus our resources on managing our portfolio in an attempt to maximize operating cash flows, providing quality service to our tenants in order to increase the likelihood of lease renewals in the future, and locating suitable replacement tenants for vacant space as necessary.

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

The office market has significant excess space. Vacancy levels are believed to have peaked, and are expected to trend downward moderately through the end of 2004. There is some encouraging news in that construction continues to taper off and has come to a complete halt in many markets. As a result of the slowdown in new construction and the modest decline in sublease space, net absorption has turned positive. Many industry professionals believe that office market fundamentals have bottomed-out; however, a recovery cannot be expected until job growth and corresponding demand for office space begin to significantly increase.

(b)	Results of Operations

Equity in Income of Joint Ventures

Equity in income of Joint Ventures was $321,782 and $260,665 for the three months ended September 30, 2004 and 2003, respectively, and $748,582 and $731,734 for nine months ended September 30, 2004 and 2003, respectively. The 2004 increases resulted primarily from (i) additional earnings generated by Fund XIII-XIV Associates due to the acquisition of three properties in the fourth quarter of 2003 and the first quarter of 2004, and (ii) a decline in depreciation expense due to changing the estimated weighted-average composite useful life for all buildings owned through the Joint Ventures from 25 years to 40 years effective July 1, 2004.

Expenses of the Partnership

Our total expenses were $36,535 and $25,429 for the three months ended September 30, 2004 and 2003, respectively, and $133,730 and $120,083 for the nine months ended September 30, 2004 and 2003, respectively. The 2004 increases are primarily attributable to increases in administrative salaries, accounting fees, legal fees, as well as printing costs, all of which are the result of increased reporting and regulatory requirements. We anticipate additional increases related to implementing and adhering to such reporting and regulatory requirements going forward.

(c)	Liquidity and Capital Resources

Our operating strategy entails funding expenses related to the recurring operations of the properties owned by the Joint Ventures with the rental revenues collected, and assessing the amount of remaining cash flows that will be required to fund portfolio expenses, known re-leasing costs, and other capital improvements. Any residual operating cash flows are distributed from the Joint Ventures to the Partnership, and are considered available for distribution to the limited partners. Distributions are generally paid to the limited partners quarterly. As a result, the ongoing monitoring of our cash position is critical to ensuring that adequate liquidity and capital resources are available. Economic downturns in one or more of our core markets could adversely impact the ability of the Joint Ventures’ tenants to honor lease payments and our ability to assist the Joint Ventures in re-leasing space on favorable terms as leases expire or space otherwise becomes vacant. In the event of either situation, cash flows and, consequently, our ability to provide funding for capital needs would be adversely affected.

Short-Term Liquidity

During the nine months ended September 30, 2004, we generated net operating cash flows, including distributions received from the Joint Ventures, of approximately $1,853,000, as compared to approximately $826,000 for the nine months ended September 30, 2003. Operating distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. Such operating cash flows were primarily used to pay operating distributions to limited partners holding Cash Preferred Units.

Operating distributions received from the Joint Ventures increased in 2004 primarily due to Fund XIII-XIV Associates’ acquisition of three income-producing properties in the fourth quarter of 2003 and the first quarter of 2004. At this time, we expect to continue to generate cash flows from operations, including distributions from the Joint Ventures, sufficient to cover our estimated future expenses. Future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs for tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures.

We believe that the cash on hand and distributions due from the Joint Ventures are sufficient to cover our working capital needs, including liabilities of approximately $658,000 as of September 30, 2004. During the fourth quarter of 2004, our General Partners anticipate that we will fund its proportionate share of capital improvements at the AIU-Chicago Building.

Long-Term Liquidity

We expect that our future sources of capital will be primarily derived from operating cash flows generated from the Joint Ventures, and net proceeds generated from the selective and strategic sale of properties. Our future long-term liquidity requirements will include, but not be limited to, tenant improvements, renovations, expansions, and other significant capital improvements necessary for properties owned through the Joint Ventures. We expect to continue to use substantially all future net cash flows from operations. Future cash flows from operating activities will be primarily effected by distributions received from the Joint Ventures, which are dependent upon net operating income generated by the Joint Ventures’ properties, less reserves for known capital expenditures.

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning, and operating income-producing real properties, or investing in joint ventures formed for the same purpose, and has invested all of the partners’ original capital contributions. Thus, it is unlikely that we will acquire interests in any additional properties or joint ventures. Historically, our investment strategy has generally involved acquiring properties that are pre-leased to creditworthy tenants on an all-cash basis through joint ventures with affiliated partnerships.

The Joint Ventures incur capital expenditures primarily in the form of building improvements for the purpose of maintaining the quality of our properties, and tenant improvements for the purpose of readying its properties for re-leasing. As leases expire, we will work with the Joint Ventures to attempt to re-lease space to an existing tenant or market the space to prospective new tenants. Generally, tenant improvements funded in connection with lease renewals require less capital than those funded in connection with new leases. However, external conditions, such as the supply of and demand for comparable space available within a given market, drive capital costs as well as rental rates. Any capital or other expenditures not provided for by the operations of the Joint Ventures will be funded by the Partnership and respective Joint Venture partners on a pro-rata basis.

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

(d)	Related-Party Transactions and Agreements

We have entered into agreements with Wells Capital, and its affiliates, whereby we pay certain fees or reimbursements to Wells Capital and its affiliates (e.g., acquisition and advisory fees and acquisition expenses; property management and leasing fees; administrative salary reimbursements, etc.). See Note 3 to our financial statements included in this report for a discussion of the various related-party transactions, agreements, and fees.

(e)	Inflation

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. However, there are provisions in the majority of tenant leases, which would protect the Partnership from the impact of inflation. These provisions include reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per-square-foot basis, or in some cases, annual reimbursement of operating expenses above a certain per-square-foot allowance. There is no assurance, however, that we would be able to replace existing leases with new leases at higher base rental rates.

(f)	Application of Critical Accounting Policies

Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses.

Below is a discussion of the accounting policies used by the Partnership and the Joint Ventures, which are considered to be critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain.

Investment in Real Estate Assets

We will be required to make subjective assessments as to the useful lives of its depreciable assets. We will consider the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of the Joint Ventures’ assets by class are provided below:

Buildings	40 years
Building improvements	10-25 years
Land improvements	20 years
Tenant improvements	Lease term

Effective July 1, 2004, the Joint Ventures extended the weighted-average composite useful life for all building assets from 25 years to 40 years, which resulted in an increase to our net income for the three and nine months ended September 30, 2004. We believe that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice. In the event that the Joint Ventures utilize inappropriate useful lives or methods of depreciation, our net income would be misstated.

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest, either directly or through investments in the Joint Ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. We have determined that there has been no impairment in the carrying value of real estate assets we held as of September 30, 2004.

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

Allocation of Purchase Price of Acquired Assets

On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 141, “Business Combinations” (“FAS 141”), and Statement of Financial Accounting Standards No. 142, “Goodwill and Intangibles” (“FAS 142”). These standards govern business combinations, asset acquisitions, and the accounting for acquired intangibles.

Upon the acquisition of real properties, it is our policy to allocate the purchase price of properties to acquired tangible assets, consisting of land and building, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, and the value of in-place leases, based in each case on their fair values.

The fair values of the tangible assets of an acquired property (which includes land and building) are determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and building based on management’s determination of the relative fair value of these assets. Management determines the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance, and other operating expenses during the expected lease-up periods based on current market demand. We estimate costs to execute similar leases including leasing commissions and other related costs.

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

(g)	Economic Dependency

We have engaged Wells Management to supervise the management and leasing of properties owned through the Joint Ventures, and Wells Capital to perform certain administrative services, including accounting, shareholder communications, and investor relations. As a result of these relationships, we are dependent upon Wells Management, Wells Capital, and other affiliates thereof to provide certain services that are essential to the Partnership’s operations, including asset management and property management services, asset acquisition and disposition services, and other administrative responsibilities under agreements, some of which have terms of one year or less.

Wells Management and Wells Capital are owned and controlled by Wells Real Estate Funds, Inc. (“WREF”). The operations of Wells Capital and Wells Management represent substantially all of the business of WREF. Due to their common ownership and importance to WREF, we focus on the financial condition of WREF when assessing the financial condition of Wells Capital and Wells Management. In the event that WREF were to become unable to meet its obligations as they become due, it may become necessary for the Partnership and/or the Joint Ventures to find alternative service providers.

For the nine months ended September 30, 2004, WREF’s operating expenses exceeded operating revenues by approximately $11 million. During the first two quarters of 2004, WREF incurred net losses primarily due to the fact that revenues from acquisition, advisory, asset management services and property management services were less than the costs to provide such services. In planning for 2004, WREF anticipated incurring short-term losses and, accordingly, has reserved funds adequate to cover such a shortfall. WREF anticipated generating lower revenues in 2004, as compared to 2003, primarily due to the fact that the majority of its revenues are earned as a percentage of sales of affiliated investment products. The sale of shares of Wells Real Estate Investment Trust II, Inc. (“REIT II”), an investment product sponsored by WREF whose offering commenced in December 2003, was anticipated to be significantly less in 2004 than the sale of shares of Wells Real Estate Investment Trust, Inc. (“REIT I”), another investment product sponsored by WREF whose offering closed in December 2003. Consistent with sale of shares of REIT I during the beginning of its offering period, the sale of shares of REIT II was anticipated to remain relatively low in the beginning of its offering period.

For the three months ended September 30, 2004, on a consolidated basis, WREF’s operating revenues exceeded operating expenses by approximately $6 million. WREF is also expecting operating revenues to exceed operating expenses during the fourth quarter of 2004. WREF believes that the cash availability provided by both funds on hand and borrowing capacity through various credit facilities will be adequate to meet its obligations.

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

WELLS REAL ESTATE FUND XIII, L.P.
(Registrant)

By: WELLS CAPITAL, INC.
(Corporate General Partner)

November 12, 2004	/s/ LEO F. WELLS, III
Leo F. Wells, III
President

November 12, 2004	/s/ DOUGLAS P. WILLIAMS
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