Form 10-K
period 2004-12-31
WELLS REAL ESTATE FUND XIII L P
filed 2005-03-31
CIK 1127245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to                                 to

Commission file number 0-49633

WELLS REAL ESTATE FUND XIII, L.P.

(Exact name of registrant as specified in its charter)

Georgia	58-2438244
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

6200 The Corners Parkway, Norcross, Georgia	30092-3365
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code	(770) 449-7800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to section 12(g) of the Act:

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

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not Applicable

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not Applicable

Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

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

General economic risks

•	Adverse changes in general or local economic conditions; and

•	Adverse economic conditions affecting the particular industry of one or more tenants in properties owned by our joint ventures.

Real estate risks

•	Ability to achieve appropriate occupancy levels resulting in rental amounts sufficient to cover operating costs ;

•	Supply of or demand for similar or competing rentable space, which may adversely impact retaining or obtaining new tenants upon lease expiration at acceptable rental amounts;

•	Tenant ability or willingness to satisfy obligations relating to our existing lease agreements;

•	Potential need to fund tenant improvements, lease-up costs, or other capital expenditures out of operating cash flow;

•	Increases in property operating expenses, including property taxes, insurance, and other costs not recoverable from tenants;

•	Ability to secure adequate insurance at reasonable and appropriate rates to avoid uninsured losses or losses in excess of insured amounts;

•	Discovery of previously undetected environmentally hazardous or other undetected adverse conditions;

•	Unexpected costs of capital expenditures related to tenant build-out projects or other unforeseen capital expenditures; and

•	Ability to sell a property when desirable at an acceptable return, including the ability of the purchaser to satisfy any and all closing conditions.

Other operational risks

•	Dependency on Wells Capital, Inc. (“Wells Capital”), our corporate general partner, its key personnel, and its affiliates for various administrative services;

•	Wells Capital’s ability to attract and retain high-quality personnel who can provide acceptable service levels to us and generate economies of scale for us over time;

•	Increases in our administrative operating expenses, including increased expenses associated with operating as a public company in the current regulatory environment;

•	Changes in governmental, tax, real estate, environmental, and zoning laws and regulations and the related costs of compliance;

•	Ability to demonstrate compliance with any governmental, tax, real estate, environmental, and zoning law or regulation in the event that any such position is questioned by the respective authority; and

•	Actions of our joint venture partners including potential bankruptcy, business interests differing from ours, or other actions that may adversely impact the operations of joint ventures.

PART I

ITEM 1.    BUSINESS.

General

Wells Real Estate Fund XIII, L.P. (the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Capital, Inc. (“Wells Capital”), a Georgia corporation, serving as its general partners (collectively, the “General Partners”). Wells Capital is a wholly-owned subsidiary of Wells Real Estate Funds, Inc. Leo F. Wells, III is the president and sole director of Wells Capital and the sole owner of Wells Real Estate Funds, Inc. The Partnership was formed on September 15, 1998, for the purpose of acquiring, developing, owning, operating, improving, leasing, and managing income-producing commercial properties for investment purposes. Upon subscription for units, the limited partners must elect whether to have their units treated as Cash Preferred Units or Tax Preferred Units. Thereafter, limited partners have the right to change their prior elections to have some or all of their units treated as Cash Preferred Units or Tax Preferred Units one time during each quarterly accounting period. Limited partners may vote to, among other things: (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; (c) add or remove a general partner; (d) elect a new general partner; (e) dissolve the Partnership; and (f) approve a sale involving all or substantially all of the Partnership’s assets, subject to certain limitations. The majority vote on any of the described matters will bind the Partnership, without the concurrence of the General Partners. Each limited partnership unit has equal voting rights, regardless of which class of unit is selected.

On March 29, 2001, the Partnership commenced a public offering of up to $45,000,000 of limited partnership units ($10.00 per unit) pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership commenced active operations on June 14, 2001, upon receiving and accepting subscriptions for 125,000 Units. The offering was terminated on March 28, 2003 at which time the Partnership had sold approximately 3,026,471 Cash Preferred Units and 748,678 Tax Preferred Units representing capital contributions of $37,751,487.

Management believes that the Partnership typically operates through the following five key life cycle phases. The duration of each phase is dependent upon various economic, industry, market, and other internal/external factors. Some overlap naturally exists in the transition from one phase to the next.

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

•	Disposition-and-liquidation phase

The period during which the Partnership sells its real estate investments, distributes net sale proceeds to the partners, liquidates, and terminates the Partnership.

The Partnership has transitioned from the investing phase to the holding phase of its life cycle. Accordingly, we will focus resources on managing the Partnership’s existing portfolio and locating suitable replacement tenants for vacant space as necessary.

Employees

The Partnership has no direct employees. The employees of Wells Capital and Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership. See Item 13, “Certain Relationships and Related Transactions,” for a summary of the compensation and fees paid to the General Partners and their affiliates during the year ended December 31, 2004.

Insurance

Wells Management carries comprehensive liability and extended coverage with respect to the properties owned by the Partnership through its interest in the joint venture. In the opinion of management, all such properties are adequately insured.

Competition

The Partnership will experience competition for tenants from owners and managers of competing projects, which may include the General Partners and their affiliates. As a result, in connection with negotiating leases, the Partnership may offer rental concessions, reduced charges for tenant improvements and other inducements, all of which may have an adverse impact on results of operations. The Partnership is also in competition with sellers of similar properties to locate suitable purchasers for its properties.

Web Site Address

Access to copies of each of our filings with the Securities and Exchange Commission (the “SEC”) may be obtained free of charge from the following website, http://www.wellsref.com, through a link to the http://www.sec.gov website.

ITEM 2.    PROPERTIES.

During the periods presented, the Partnership owned interests in the following joint ventures (the “Joint Ventures”) and properties:

Joint Venture	Joint Venture Partners	Properties	Leased% As of December 31,
			2004	2003	2002	2001
Wells Fund XIII-REIT Joint Venture Partnership	• Wells Real Estate Fund XIII, L.P.	1. AmeriCredit Building	100%	100%	100%	100%
(“Fund XIII-REIT Associates”)	• Wells Operating Partnership, L.P.(1)	A two-story office building located in Orange Park, Florida

		2. ADIC Buildings Two connected one-story office and assembly buildings located in Parker, Colorado	100%	100%	100%	100%

		3. John Wiley Building A four-story office building located in Fishers, Indiana	100%	100%	100%	—

		4. AIU – Chicago Building (Acquired on September 19, 2003) A four-story office building located in Hoffman Estates, Illinois	100%	98%	—	—
Fund XIII and Fund XIV Associates	• Wells Real Estate Fund XIII, L.P.	5. Siemens – Orlando Building	100%	100%	—	—
(“Fund XIII-XIV Associates”)	• Wells Real Estate Fund XIV, L.P.	(Acquired on October 30, 2003) Two one-story office buildings located in Orlando, Florida

		6. Randstad – Atlanta Building (Acquired on December 19, 2003) Four-story office building located in Atlanta, Georgia	100%	100%	—	—

		7. 7500 Setzler Parkway (Acquired on March 26, 2004) One-story office and warehouse building located in Brooklyn Park, Minnesota	100%	—	—	—

(1)	Wells Operating Partnership, L.P.(“Wells OP”) is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. (“Wells REIT”) serving as its general partner; Wells REIT is a Maryland corporation that qualifies as a real estate investment trust.

Wells Real Estate Fund XIV, L.P. is affiliated with the Partnership through common general partners. Each of the properties described above was acquired on an all-cash basis.

As of December 31, 2004, the lease expirations scheduled during the following ten years for all properties in which the Partnership held an interest through the Joint Ventures, assuming no exercise of renewal options or termination rights, are summarized below:

Year of Lease Expiration	Number of Leases Expiring	Square Feet Expiring	Annualized Gross Base Rent in Year of Expiration	Partnership Share of Annualized Gross Base Rent in Year of Expiration (1)	Percentage of Total Square Feet Expiring	Percentage of Total Annualized Gross Base Rent in Year of Expiration
2005(2)	4	24,550	$409,074	$118,124	2.9%	3.8%
2006(3)	2	14,331	231,857	86,947	1.7	2.2
2007(4)	3	42,748	620,235	205,405	5.1	5.8
2008(5)	4	92,134	1,149,608	323,155	11.1	10.7
2009(6)	2	175,799	2,880,101	960,399	21.1	26.8
2010(7)	3	173,103	1,445,613	519,199	20.8	13.4
2011(8)	2	233,204	3,088,969	868,309	28.0	28.6
2013(9)	2	77,660	934,862	442,190	9.3	8.7

	22	833,529	$10,760,319	$3,523,728	100.0%	100.0%

(1)	The Partnership’s share of annualized gross base rent in year of expiration is calculated based on the Partnership’s ownership percentage in the Joint Venture that owns the leased property.

(2)	AIU – Chicago Building: Lumbermen’s Mutual Casualty lease (approximately 7,200 square feet); John Wiley Building: Robert Half International lease (approximately 3,000 square feet), United Student Aid Funds lease (approximately 14,400 square feet), and Air Touch Cellular of GA cell tower.

(3)	AIU – Chicago Building: WFS Financial lease (approximately 7,300 square feet); Siemens – Orlando Building: Best Buy lease (approximately 7,100 square feet).

(4)	AIU – Chicago Building: Philips lease (approximately 32,900 square feet); and Siemens – Orlando Building: two Cape Canaveral leases (approximately 9,900 square feet).

(5)	AIU – Chicago Building: four American InterContinental leases (approximately 92,100 square feet).

(6)	John Wiley Building: John Wiley & Sons lease (approximately 123,700 square feet); and Siemens – Orlando Building: Siemens Shared Services lease (approximately 52,100 square feet).

(7)	AIU – Chicago Building: two American InterContinental leases (approximately 53,100 square feet); and 7500 Setzler Building: RR Donnelley and Sons Company (approximately 120,000 square feet).

(8)	AmeriCredit Building: AmeriCredit lease (approximately 85,000 square feet); and ADIC Buildings: ADIC lease (approximately 148,200 square feet).

(9)	Siemens – Orlando Building: Rinker Materials lease (approximately 13,100 square feet); and Randstad – Atlanta Building: Randstad – Atlanta lease (approximately 64,600 square feet).

Additional information about the Joint Ventures and properties in which the Partnership owns interests during the periods presented is provided below:

Fund XIII-REIT Associates

On June 27, 2001, Fund XIII-REIT Associates was formed for the purpose of acquiring, owning, leasing, operating, and managing real properties. As of December 31, 2004, the Partnership and Wells OP owned equity interests of approximately 28% and 72%, respectively, in the following properties based on their respective cumulative capital contributions to Fund XIII-REIT Associates:

AmeriCredit Building

On July 16, 2001, Fund XIII-REIT Associates acquired the AmeriCredit Building, a two-story office building containing approximately 85,000 rentable square feet located in Orange Park, Florida. The purchase price of the AmeriCredit Building was approximately $12,541,500, including closing costs.

The entire AmeriCredit Building is currently under a lease agreement with AmeriCredit Financial Services Corporation (“AmeriCredit”), a wholly-owned subsidiary of AmeriCredit Corp., which expires June 30, 2011. AmeriCredit Corp., a Texas corporation with common stock publicly traded on the New York Stock Exchange, is the guarantor of the lease. AmeriCredit has the right to extend the lease for two additional five-year periods of time by giving written notice to the landlord at least 12 months prior to the expiration date of the then current lease term. The base rent payable for each extended term of the lease will be assessed at 95% of the currently prevailing market rate. As of December 31, 2004, the annualized base rent was approximately $1,403,350, increasing approximately 2.5% annually each June through the expiration of the lease. The annualized base rent in 2011 is approximately $1,627,750.

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

The ADIC Buildings are currently under a lease agreement with Advanced Digital Information (“ADIC”), which expires in December 31, 2011. ADIC has the right to extend the lease for two additional five-year periods of time by giving written notice to the landlord at least nine months prior to the expiration date of the then current lease term. As of December 31, 2004, the annualized base rent was approximately $1,272,079, increasing approximately 2% annually each January through the expiration of the lease. The base rent payable for each extended term of the lease will be the then current market rate. The annualized base rent in 2011 is approximately $1,461,219.

John Wiley Building

On December 12, 2002, Fund XIII-REIT Associates acquired the John Wiley Building, a four-story office building containing approximately 141,047 rentable square feet located in Fishers, Indiana. The purchase price of the John Wiley Building was $17,507,000, including closing costs. The John Wiley Building is currently under lease agreements with John Wiley & Sons (123,674 square feet), United Students Aid Funds (14,413 square feet), and Robert Half International (2,960 square feet).

The John Wiley & Sons lease commenced on November 1, 1999 and expires on October 31, 2009. As of December 31, 2004, the annual base rent payable is approximately $2,094,264. This base rent rate extends through the remainder of the lease term. John Wiley & Sons has the right to extend the lease for two additional five-year periods by giving written notice to the landlord at least 12 months prior to the expiration date equal to 95% of the then fair market rate but not less than 8% over the last year of the previous term.

The United Students Aid Funds lease commenced on February 9, 2001 and expires in July 31, 2005. As of December 31, 2004, the annual base rent payable is approximately $223,401. This base rent rate extends through the remainder of the lease term.

AIU – Chicago Building

On September 19, 2003, Fund XIII-REIT Associates acquired the AIU – Chicago Building, a four-story office building containing approximately 193,700 rentable square feet, on an approximately 2.7-acre tract of land located in located in Hoffman Estates, Illinois. The purchase price of the AIU – Chicago Building was approximately $26,977,000, including closing costs.

As of December 31, 2004, the AIU – Chicago Building is primarily leased under net lease agreements (i.e., operating costs and maintenance costs are paid by the tenants) with American Intercontinental University (“AIU”) (approximately 145,237 square feet, or 75% of the property) and Philips Electronics North American Corporation (approximately 32,860 square feet, or 17% of the property). An additional 8% of the building is leased to three tenants: WFS Financial (7,255 square feet, expiring April 2006), Lumbermen’s Mutual Casualty (7,177 square feet, expiring September 2005), and The John Buck Company (1,172 square feet, expiring December 2005). As of December 31, 2004, the building is approximately 100% leased.

The two initial AIU leases, which include 40,650 square feet and 33,603 square feet, commenced in May 2002 and expire in June 2008. AIU entered into an additional lease that includes 4,380 square feet, which commenced in April 2003 and also expires in June 2008. In July 2003, AIU entered into an additional lease, containing 48,993 square feet, which expires in December 2010. In May 2004, AIU entered into a lease for an additional 4,110 square feet, which also expires in December 2010. In November 2004, AIU entered into an additional lease that includes 13,501 square feet, which expires in October 2008. AIU has the right, at its option, to extend the initial terms of the leases, for one additional five-year period at the then-current market rental rate. AIU has a right of first offer to lease additional space in the AIU – Chicago Building upon such space becoming available. The AIU lease prohibits the Fund XIII-REIT Associates from leasing any space in the AIU – Chicago Building to any business, which offers post-high school or corporate training as its primary function. As of December 31, 2004, the annual base rent payable under the AIU leases was approximately $1,993,900. The annualized rent payable in 2008 for the four AIU leases expiring is approximately $1,427,300. The annualized rent payable in 2010 for the two AIU leases expiring is approximately $857,600.

Philips Electronics North America Corporation (“Philips North America”) is a wholly-owned subsidiary of Philips Holding USA Inc., which is a wholly-owned subsidiary of Koninklijke Philips Electronics N.V. (“Philips”). Philips North America manages the North American operations of Philips, a worldwide electronics manufacturer. Philips, whose shares are publicly traded on the New York Stock Exchange, operates in over 60 countries. The Philips North America lease (the “Philips Lease”) covers approximately 32,860 rentable square feet and commenced in July 2002 and expires in July 2007. As of December 31, 2004, the annual base rent payable under the Philips Lease is $427,180. The annualized rent payable in 2007 is approximately $458,397. Philips North America has the right, at its option, to extend the initial term of its lease for one additional three-year period at annual base rents per square foot of $14.50, $15.10, and $15.75, respectively.

Fund XIII-XIV Associates

On August 20, 2003, Fund XIII-XIV Associates was formed for the purposes of acquiring, developing, operating, and selling real properties. As of December 31, 2004, the Partnership and Wells Real Estate Fund XIV, L.P. owned equity interests of approximately 47% and 53%, respectively, in the following properties based on their respective cumulative capital contributions to Fund XIII-XIV Associates:

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

The Siemens – Orlando Building, which was completed in 2002, is under lease agreements with Siemens Shared Services, LLC (approximately 63%); Rinker Materials of Florida, Inc. (approximately 16%); Cape Canaveral Tour & Travel, Inc. (approximately 12%); and Best Buy Stores, L.P. (approximately 9%). As of December 31, 2004, the Siemens – Orlando Building is 100% leased.

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

The Siemens lease commenced on October 1, 2002 and expires on September 30, 2009. Siemens has the right, at its option, to extend the initial term of its lease for two additional three-year periods at 95% of the then-current market rental rate. Siemens has an option to lease additional space in the Siemens – Orlando Building upon such space becoming available and subject to first refusal rights of other tenants of the Siemens – Orlando Building. In addition, Siemens has the right to terminate up to 25,000 rentable square feet of the Siemens lease in 2007 by paying a termination fee equal to $7.47 per rentable square foot terminated. As of December 31, 2004 the annual base rent payable under the Siemens lease was approximately $711,930, increasing approximately 2.5% annually each October through the expiration of the lease. The annualized base rent payable in 2009 is approximately $785,837.

Rinker Materials of Florida, Inc. (“Rinker”) occupies approximately 13,000 rentable square feet of the Siemens – Orlando Building. Rinker is a privately held concrete company with corporate headquarters in West Palm Beach, Florida. Rinker provides construction and building materials in Florida, Georgia, and South Carolina, including cement, aggregate, brick, glass block, reinforcing steel, construction chemicals, drywall, and fireplaces. Rinker is a wholly-owned subsidiary of Rinker Group Limited (“Rinker Group”), an Australian company with corporate headquarters in Chatswood, Australia. Rinker Group is a worldwide heavy building materials corporation. The Rinker lease commenced in April 2003 and expires in April 2013. Rinker has the right, at its option, to extend the initial term of its lease for two additional five-year periods at the then-current market rental rate but not less than the base rent last payable under this lease as renewed. In addition, Rinker has a right of first refusal to lease additional space in the Siemens – Orlando Building upon such space becoming available. As of December 31, 2004, the annual base rent payable under the Rinker lease is approximately $175,222, increasing approximately 3% annually each April through the expiration of the lease. The annualized base rent payable in 2013 is approximately $222,000.

Cape Canaveral Tour and Travel, Inc. (“Cape Canaveral”) occupies approximately 10,000 rentable square feet of the Siemens – Orlando Building under two separate leases. Cape Canaveral is a subsidiary of Kosmas Group International, Inc. (“Kosmas”), the guarantor of the Cape Canaveral leases. Kosmas is a vacation ownership company with corporate headquarters in New Smyrna Beach, Florida. Kosmas provides timeshare ownership of ten resorts in New Smyrna Beach, two in Kissimmee, and one in Key West, Florida. The Cape Canaveral leases, which commenced in November 2002 and July 2003, expire in November 2007. Cape Canaveral has the right, at its option, to extend the initial term of its leases for two additional five-year periods at the then-current market rental rate. As of December 31, 2004 the annual base rent payable under the Cape Canaveral leases was approximately $147,000. The annualized base rent payable in 2007 is approximately $161,800.

Best Buy Stores, L.P. (“Best Buy”) occupies approximately 7,000 rentable square feet of the Siemens – Orlando Building. Best Buy is a wholly-owned subsidiary of Best Buy Co., Inc. (“Best Buy Co.”). Best Buy Co. is a retailer of consumer electronics, personal computers, entertainment software, and appliances in North America. Best Buy Co., whose shares are publicly traded on the New York Stock Exchange, has its corporate headquarters located in Minneapolis, Minnesota. The Best Buy lease commenced in November 2001 and expires in November 2006. Best Buy has the right, at its option, to extend the initial term of its lease for two additional five-year periods at 95% of the then-current market rental rate. As of December 31, 2004, the annual base rent payable under the Best Buy lease was approximately $105,900. The annualized base rent payable in 2006 is approximately $113,500.

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

The Randstad – Atlanta Building, which was completed in 1985, is under a lease agreement with the sole tenant, Randstad Staffing Services, Inc. (“Randstad”), an affiliate of Randstad Holdings NV (“Randstad Holdings”). Randstad Holdings, the guarantor of the Randstad lease, is an international supplier of temporary and contract staffing services. Randstad, which has its corporate headquarters in the Randstad – Atlanta Building, manages the operations of Randstad Holdings in the United States and Canada. Randstad operates in five core areas, including office, industrial, creative, technical, and professional services.

The Randstad lease commenced on December 19, 2003 and expires on December 31, 2013. Randstad has the right, at its option, to extend the initial term of its lease for two additional five-year periods at 95% of the then-current market rental rate. In addition, Randstad has a right of first refusal to purchase the Randstad – Atlanta Building should Fund XIII-XIV Associates decide to sell the Randstad – Atlanta Building in the future. Fund XIII-XIV Associates, as landlord, is responsible for the maintenance and repair of the roof, plumbing, electrical, heating and air conditioning, exterior walls, doors, windows, corridors, and other common areas of the Randstad – Atlanta Building. As of December 31, 2004, the annual base rent payable under the Randstad lease was approximately $645,700, increasing approximately 2% annually each January through the expiration of the lease. The annualized base rent payable in 2013 is approximately $712,900.

7500 Setzler Parkway

On March 26, 2004, Fund XIII-XIV Associates acquired 7500 Setzler Parkway, a one-story office and warehouse building containing approximately 120,000 rentable square feet located on a 10.32-acre tract of land in Brooklyn Park, Minnesota, from an unrelated third party for approximately $7,000,000, exclusive of closing costs.

7500 Setzler Parkway, which was completed in 2004, is under a lease agreement with RR Donnelley and Sons Company (“RR Donnelley”). The RR Donnelley lease commenced on January 1, 2004 and expires on December 31, 2010. The annual base rent payable under the RR Donnelley lease was approximately $560,000 through December 2006 and is set to increase to $588,000 on January 1, 2007 through the remainder of the lease term. Fund XIII-XIV Associates, as landlord, is responsible for the maintenance and repair of the roof, plumbing, electrical, heating and air conditioning, exterior walls, doors, windows, corridors, and other common areas of 7500 Setzler Parkway.

ITEM 3.    LEGAL PROCEEDINGS.

From time to time, we are party to legal proceedings which arise in the ordinary course of its business. We are not currently involved in any litigation for which the outcome would, in the judgment of the General Partners based on information currently available, have a materially adverse impact on the results of operations or financial condition of the Partnership, nor is management aware of any such litigation threatened against us. In addition, no legal proceedings were terminated during the fourth quarter of 2004.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the limited partners during the fourth quarter of 2004.

PART II

ITEM 5.    MARKET FOR PARTNERSHIP’S UNITS AND RELATED SECURITY HOLDER MATTERS.

Summary

As of February 28, 2005, 3,122,301 Cash Preferred Units and 649,748 Tax Preferred Units, held by a total of 1,259 and 148 limited partners, respectively, were outstanding. Capital contributions are equal to $10.00 per each limited partnership unit. A public trading market has not been established for the Partnership’s limited partnership units, nor is such a market anticipated to develop in the future. The partnership agreement provides the General Partners with the right to prohibit transfers of units at their discretion.

Unit Valuation

Pursuant to the partnership agreement, the General Partners are required to furnish annual estimates of limited partnership unit values in order to assist fiduciaries of retirement plans subject to the annual reporting requirements of the Employee Retirement Income Security Act (“ERISA”) in the preparation of their reports. The partnership agreement provides that the estimated value of limited partnership units shall be deemed to be $10 per unit during the offering of limited partnership units and for the first three full fiscal years following the termination of the offering of limited partnership units. The offering of the Partnership’s limited partnership units for sale terminated on March 21, 2001.

While the Partnership was recently engaged in a public offering of its units at a gross price of $10.00 per limited partnership unit, there can be no assurance that limited partners would receive $10.00 per unit if sold in an arm’s-length transaction currently or in the future. In addition, the Partnership has not performed a valuation of its assets and, therefore, this $10.00 per unit value is not based upon the market value of the Partnership’s assets. Nor does this estimated value reflect the distributions that the limited partners would be entitled to receive if the Partnership properties were sold and the sale proceeds were distributed in a liquidation of the Partnership. Such a distribution upon liquidation is likely to be less than $10.00 per unit primarily due to fact that the funds initially available for investment in properties were reduced by 16% of the gross offering proceeds in order to pay selling commissions and dealer manager fees, organization and offering expenses and acquisition and advisory fees, as described in more detail in the accompanying financial statements.

Following the expiration of three full years following the termination of the offering, the Partnership Agreement requires the General Partners to furnish a per unit ERISA valuation calculated by determining the amount a that the holders of Partnership units would receive if the Partnership properties were sold at their estimated fair market values as of the close of the Partnership’s fiscal year and the proceeds from such sales (without reductions for selling expenses and other costs), together with any other funds of the Partnership, were distributed in a liquidation of the Partnership. Such estimated property values will be based upon annual valuations performed by the General Partners, and no independent property appraisals will be obtained. Accordingly, these estimates, when prepared by the General Partners, should not be considered to be an accurate reflection of the values of the limited partners’ units, the amounts at which the limited partners would be able to sell their units, or the fair market values of the Partnership properties. Nor will these estimates reflect the amounts of proceeds that the limited partners would be entitled to receive if the Partnership properties were sold and the proceeds distributed in a liquidation of the Partnership. The valuations to be performed by the General Partners will be estimates only, and will be based a number of assumptions which may not be accurate or complete. In addition, property values are subject to change and could decline after the date of the valuations.

Net sale proceeds available for distribution upon the sale of the Partnership’s properties are initially distributed to the limited partners holding units which at any time have been treated as Tax Preferred Units until the limited partners have received an amount necessary to equal the net cash available for distribution by the limited partners holding Cash Preferred Units on a per-unit basis. Then, to all limited partners on a per-unit basis until the limited partners have received 100% of their respective net capital contributions. See Note 2 to the financial statements included in this report for a more detailed description of the methodology for distributing net sale proceeds from the sale of the Partnership’s properties to the limited partners.

Operating cash available for distribution to the limited partners is generally distributed on a quarterly basis. Under the partnership agreement, distributions from net cash from operations are allocated first to the limited partners holding Cash Preferred Units (and limited partners holding Tax Preferred Units that have elected a conversion right that allows them to share in the distribution rights of limited partners holding Cash Preferred Units) until they have received 10% of their adjusted capital contributions. Cash available for distribution is then distributed to the General Partners until they have received an amount equal to 10% of cash distributions previously distributed to the limited partners. Any remaining cash available for distribution is split between the limited partners holding Cash Preferred Units and the General Partners on a basis of 90% and 10%, respectively.

Operating cash distributions made to limited partners holding Cash Preferred Units during 2003 and 2004 are summarized below:

Operating Distributions for Quarter Ended	Total Operating Cash Distributed	Investment Income	Return of Capital
March 31, 2003	$304,010	$0.12	$0.00
June 30, 2003	$340,478	$0.11	$0.00
September 30, 2003	$401,807	$0.13	$0.00
December 31, 2003	$501,122	$0.17	$0.00
March 31, 2004	$616,766	$0.20	$0.00
June 30, 2004	$617,861	$0.20	$0.00
September 30, 2004	$618,697	$0.20	$0.00
December 31, 2004	$665,486	$0.21	$0.00

Fourth quarter 2004 operating distributions were accrued for accounting purposes in 2004 and paid to the Cash Preferred limited partners in February 2005. No operating cash distributions were made to limited partners holding Tax Preferred Units or to the General Partners in 2004 or 2003.

ITEM 6.    SELECTED FINANCIAL DATA.

The following sets forth a summary of the selected financial data as of and for the years ended December 31, 2004, 2003, 2002, and 2001:

	2004	2003	2002	2001
Total assets	$31,129,562	$32,516,654	$23,930,275	$9,518,611
Equity in income of Joint Ventures	1,106,316	931,683	531,457	58,610
Net income	954,373	888,403	478,385	34,868
Net loss allocated to General Partners	0	0	0	(500)
Net income (loss) allocated to Limited Partners:
Cash Preferred	2,583,944	1,627,786	795,851	84,293
Tax Preferred	(1,629,571)	(739,383)	(317,466)	(48,925)
Net income (loss) per weighted-average Limited Partner Unit:
Cash Preferred	$0.83	$0.56	$0.52	$0.20
Tax Preferred	$(2.42)	$(1.09)	$(1.02)	$(0.55)
Operating Cash Distributions per weighted-average Cash Preferred Limited Partner Unit:
Investment Income	$0.81	$0.53	$0.50	$0.08
Return of Capital	$0.00	$0.00	$0.00	$0.00
Operating Cash Distributions per weighted-average Tax Preferred Limited Partner Unit:
Investment Income	$0.00	$0.00	$0.00	$0.00
Return of Capital	$0.00	$0.00	$0.00	$0.00

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Selected Financial Data presented in Item 6 and our accompanying financial statements and notes thereto.

(a)	Overview

Portfolio Overview

The Partnership is now in the holding phase of its life cycle, as it has invested all of its funds with the acquisition of 7500 Setzler Parkway in Brooklyn Park, Minnesota, in March 2004. The Partnership owns interests in seven properties through the Joint Ventures, and all seven properties are 100% leased, with AIU expanding into the remaining vacancy in the AIU – Chicago Building. While ongoing operations are the primary focus during this phase, we could complete strategic asset sales if the sales capitalize on short-term market or property characteristics and meet the overall objectives of the Partnership.

During 2004, the 7500 Setzler Parkway acquisition was the highlight for the Partnership. This high-quality industrial asset enjoys a prime location in the greater Minneapolis market, and we believe represents an excellent asset for rounding out the portfolio. With the Partnership now fully invested, we anticipate stable performance in the near term.

The annualized fourth quarter 2004 operating distributions to the limited partners holding Cash-Preferred Units were 8.5%, an increase over the third quarter distribution rate, due primarily to rental rate increases in the portfolio. We anticipate that operating distributions will remain at a similar level in the near term as a result of the Partnership being fully invested with no vacancies in the portfolio. Pursuant to the partnership agreement, no operating distributions have been made to limited partners holding Tax-Preferred Units or to the General Partners.

Property Summary

Information related to the properties owned by the Joint Ventures follows:

•	The AmeriCredit Building is located in Jacksonville, Florida. The property is 100% leased, and the lease expiration occurs in 2011.

•	The ADIC Buildings, located in Denver, Colorado, is fully leased until 2011.

•	The John Wiley Building is located in Indianapolis, Indiana. While two small leases expire in 2005, the major tenant lease to John Wiley extends until 2009.

•	The AIU – Chicago Building is in Hoffman Estates, Illinois, a suburb of Chicago. This asset is now 100% leased, with AIU having expanded into the remaining vacant space. Lease expirations are spread between 2006 and 2010.

•	The Siemens – Orlando Building was acquired in October 2003. The property is 100% leased to four tenants, and the major lease to Siemens extends to 2009.

•	The Randstad – Atlanta Building was acquired in December 2003. This office property is 100% leased, and the expiration is in 2013.

•	7500 Setzler Parkway in Brooklyn Park, Minnesota, was acquired in March 2004. This property is currently 100% leased to RR Donnelley until 2010.

As we transition from the investing phase into the holding phase, we are focusing our resources on managing our portfolio in an attempt to maximize operating cash flows, providing quality service to our tenants in order to increase the likelihood of lease renewals in the future, and locating suitable replacement tenants for vacant space as necessary.

Industry Factors

Our results continue to be impacted by a number of factors influencing the real estate industry.

General Economic and Real Estate Market Commentary

Management reviews a number of economic forecasts and market commentaries in order to evaluate general economic conditions and formulate a view of the current environment’s effect on the real estate markets in which we operate.

Management believes that the U.S. economy is continuing on the path of slow, but steady recovery. Job growth is improving, with 2.2 million jobs created in 2004, and with another 2.4 to 2.8 million projected to be added in 2005. Gross Domestic Product growth and renewed business confidence are fueling the job growth. However, uncertainty still exists in the economy, primarily due to high oil prices, the war in Iraq, the trade deficit, and other global issues.

The U.S. office real estate market has begun to show modest improvement. The strength of the overall economy is having a positive impact on office real estate fundamentals. Positive absorption of office space combined with a decline in new construction has contributed to the increase in office occupancy rates for three consecutive quarters. Although occupancy rates have increased, management does not expect that they will rise by more than 200 basis points annually. As a result, management anticipates that it could be a minimum of two to three years before vacancy rates reach the equilibrium level of ten to twelve percent. Average asking rates stabilized in the second half of 2004. Management believes that renewed employment growth should benefit the office market; however, the uncertainty that still exists in the economy is causing many firms to continue to be more cautious with their investment and hiring decisions. Importantly, management believes the pace and strength of the recovery for office real estate will vary by market. Market conditions vary widely by geographical region, metropolitan area, submarket, and property.

The real estate capital transaction market continues to be very active. Capitalization rates (“cap rates”) have continued to decline in spite of the fact that the Federal Reserve (the “Fed”) increased the Federal Funds Rate five times in 2004. Management believes that the decline in cap rates is predominately driven by increased capital flows into real estate. The spread between average cap rates and 10-year U.S. Treasuries narrowed in 2004; however, this was primarily due to a drop in cap rates rather than a rise in 10-year U.S. Treasuries. In management’s opinion, absent a significant move in interest rates or a significant decrease in the number of parties interested in acquiring real estate, cap rates are not expected to significantly increase from their current levels in 2005.

Real Estate Funds with Current Vacancy or Near-term Rollover Exposure

Real estate funds that contain properties with current vacancies or near-term tenant rollover may face a challenging leasing environment. The properties within these funds will generally face lower rents and higher concession packages to the tenants in order to re-lease vacant space.

From a valuation standpoint, it is generally preferable to either renew an existing tenant lease or re-lease the property prior to marketing it for sale. Generally, buyers will heavily discount their offering prices to compensate for existing or pending vacancies.

(b)	Results of Operations

Equity in Income of Joint Ventures

Equity in income of Joint Ventures was $1,106,316, $931,683 and $531,457 for the years ended December 31, 2004, 2003 and 2002, respectively. The 2004 increase in equity in income of Joint Ventures is primarily attributable to (i) additional earnings generated by Fund XIII-XIV Associates due to the acquisition of two properties in the fourth quarter of 2003 and one property in the first quarter of 2004; (ii) additional earnings generated by Fund XIII-REIT

Associates due to the acquisition of AIU – Chicago Building in September 2003; (iii) a decline in depreciation expense as a result of changing the estimated weighted-average composite useful life from 25 years to 40 years for all the buildings owned through the Joint Ventures effective July 1, 2004, partially offset by (iv) increase in amortization expense as a result of a FAS 141 adjustment in May 2004.

Expenses of the Partnership

Our total expenses were $164,408, $160,705, and $142,996 for the years ended December 31, 2004, 2003 and 2002, respectively. The increases are primarily attributable to increases in administrative salaries, legal fees, as well as printing costs, all of which are the result of increased reporting and regulatory requirements. We anticipate additional increases related to implementing and adhering to such reporting and regulatory requirements going forward.

(c)	Liquidity and Capital Resources

Our operating strategy entails funding expenses related to the recurring operations of the properties owned by the Joint Ventures with operating cash flows, and assessing the amount of remaining cash flows that will be required to fund portfolio expenses, known re-leasing costs, and other capital improvements. Any residual operating cash flows are distributed from the Joint Ventures to the Partnership, and are considered available for distribution to the limited partners. Operating distributions are generally paid to the limited partners quarterly. As a result, the ongoing monitoring of our cash position is critical to ensuring that adequate liquidity and capital resources are available. Economic downturns in one or more of our core markets could adversely impact the ability of the Joint Ventures’ tenants to honor lease payments and our ability to assist the Joint Ventures in re-leasing space on favorable terms as leases expire or space otherwise becomes vacant. In the event of either situation, cash flows and, consequently, our ability to provide funding for capital needs would be adversely affected.

Short-Term Liquidity

During the year ended December 31, 2004, we generated net operating cash flows, including distributions received from the Joint Ventures, of approximately $2,538,600, as compared to net cash flows used in operating activities of $1,221,800 and $599,200 for the years ended December 31, 2003 and 2002, respectively. Operating distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. Such operating cash flows were primarily used to pay operating distributions to limited partners holding Cash Preferred Units.

Operating distributions received from the Joint Ventures increased in 2004 primarily due to Fund XIII-XIV Associates’ the acquisition of one income-producing property in the first quarter of 2004, two acquisitions in the fourth quarter of 2003, and the acquisition of AIU-Chicago Building in September 2003, as well as rental rate increases in the portfolio. At this time, we expect to continue to generate cash flows from operations, including distributions from the Joint Ventures, sufficient to cover our estimated future expenses. Future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs for tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures.

We believe that the cash on hand and distributions due from the Joint Ventures are sufficient to cover our working capital needs, including liabilities of approximately $705,000 as of December 31, 2004.

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

The Joint Ventures fund capital expenditures primarily related to building improvements for the purpose of maintaining the quality of our properties, and tenant improvements for the purpose of readying its properties for re-leasing. As leases expire, we will work with the Joint Ventures to attempt to re-lease space to an existing tenant or market the space to prospective new tenants. Generally, tenant improvements funded in connection with lease renewals require less capital than those funded in connection with new leases. However, external conditions, such as the supply of and demand for comparable space available within a given market, drive capital costs as well as rental rates. Any capital or other expenditures not provided for by the operations of the Joint Ventures will be funded by the Partnership and respective Joint Venture partners on a pro-rata basis.

Operating cash flows, if available, are generally distributed from the Joint Venture to the Partnership following each calendar quarter-end. Our cash management policy typically includes first utilizing current period operating cash flow until depleted, at which point operating reserves are utilized to fund capital and other required expenditures. In the event that current and prior period accumulated operating cash flows are insufficient to fund such costs, net property sale proceeds reserves, if available, would then be utilized.

(d)	Contingencies

Litigation Against Related Parties

During early 2004, a putative class action complaint was filed against, among others, Leo. F. Wells, III, and Wells Capital, our General Partners, and Wells Management. The Court granted the plaintiffs’ motion to permit voluntary dismissal of this suit, and it was dismissed without prejudice. In November 2004, the same plaintiffs filed a second putative class action complaint against, among others, Mr. Wells, Wells Capital, and Wells Management. On January 28, 2005, the defendants filed motions to dismiss the plaintiffs’ claims. The Court has not yet ruled on those motions. The details of both complaints are outlined below.

As a matter of background, on or about March 12, 2004, a putative class action complaint (the “Original Complaint”) was filed by four individuals (the “plaintiffs”) against Wells Real Estate Fund I, and Wells Capital, and Leo F. Wells, III (collectively, “the General Partners of Wells Real Estate Fund I”), as well as Wells Management and Wells Investment Securities, Inc. (“WIS”) (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791 2). Wells Real Estate Fund I is a public limited partnership. The plaintiffs filed the Original Complaint purportedly on behalf of all limited partners holding B units of Wells Real Estate Fund I as of January 15, 2003. The Original Complaint alleged, among other things, that (a) the General Partners of Wells Real Estate Fund I, WIS, and Wells Real Estate Fund I negligently and fraudulently made false statements and material omissions in connection with the initial sale (September 6, 1984 - September 5, 1986) of the B units to investors of Wells Real Estate Fund I by making false statements and omissions in sales literature relating to the distribution of net sale proceeds to holders of B units, among other things; (b) the General Partners of Wells Real Estate Fund I and Wells Real Estate Fund I negligently and fraudulently misrepresented and concealed disclosure of, among other things, alleged discrepancies between such statements and provisions in the partnership agreement for a period of time in order to delay such investors from taking any legal, equitable, or other action to protect their investments in Wells Real Estate Fund I, among other reasons; (c) Mr. Wells and Wells Management breached an alleged contract arising out of a June 2000 consent solicitation to the limited partners; and (d) the General Partners of Wells Real Estate Fund I and Wells Real Estate Fund I breached fiduciary duties to the limited partners. On June 3, 2004, the Court granted the plaintiffs’ motion to permit voluntary dismissal, and the Original Complaint was dismissed without prejudice.

On or about November 24, 2004, the plaintiffs filed a second putative class action complaint (the “Complaint”) against Mr. Wells, Wells Capital, Wells Management, and Wells Real Estate Fund I (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04A-13051 6) (the “Hendry Action”). The plaintiffs filed the Complaint purportedly on behalf of all limited partners holding B units of Wells Real Estate Fund I as of January 9, 2002. The Complaint alleges, among other things, that the General Partners of Wells Real Estate Fund I breached their fiduciary duties to the limited partners by, among other things, (a) failing to timely disclose alleged inconsistencies between sales literature and the partnership agreement relating to the distribution of net sale proceeds; (b) engaging in a scheme to fraudulently conceal alleged inconsistencies between sales literature and the partnership agreement relating to the distribution of net sale proceeds; and (c) not accepting a settlement offer proposed by a holder of A units and a holder of A and B units in other litigation naming Wells Real Estate Fund I as a defendant, in which other litigation the court subsequently granted summary judgment in favor of Wells Real Estate Fund I. The Complaint also alleges that misrepresentations and omissions in an April 2002 consent solicitation to the limited partners caused that consent solicitation to be materially misleading. In addition, the Complaint alleges, among other things, that the General Partners of Wells Real Estate Fund I and Wells Management breached an alleged contract arising out of a June 2000 consent solicitation to the limited partners relating to an alleged waiver of deferred management fees.

The plaintiffs seek, among other remedies, the following: judgment against the General Partners of Wells Real Estate Fund I, jointly and severally, in an amount to be proven at trial; punitive damages; disgorgement of fees earned by the General Partners directly or through their affiliates; a declaration that the consent obtained as a result of an April 2002 consent solicitation is null and void; enforcement of an alleged contract arising out of the June 2000 consent solicitation to waive Wells Management’s deferred management fees; and an award to plaintiffs of their attorneys’ fees, costs and expenses. The Complaint states that Wells Real Estate Fund I is named only as a necessary party defendant and that the plaintiffs seek no money from or relief at the expense of Wells Real Estate Fund I. On January 28, 2005, the defendants filed motions to dismiss the plaintiffs’ claims. The Court has not yet ruled on those motions. Due to the uncertainties inherent in the litigation process, it is not possible to predict the ultimate outcome of this matter at this time. However, an adverse outcome could adversely affect the ability of Wells Capital, Wells Management, and Mr. Wells to fulfill their respective duties under the agreements and relationships they have with us.

The Hendry Action states that Wells Real Estate Fund I is named only as a necessary defendant and that the plaintiffs are seeking no money from or relief at the expense of Wells Real Estate Fund I. Since the partnership agreement of Wells Real Estate Fund I contains no provision for advancing defense costs to the General Partners of Wells Real Estate Fund I in connection with litigation involving the partnership in instances where the plaintiffs are seeking no monetary relief from the partnership, the General Partners of Wells Real Estate Fund I, currently Wells Capital, are funding the legal fees, costs, and expenses relating to this litigation. As of December 31, 2004, Wells Capital had incurred approximately $32,000 in legal fees, costs, and expenses related to defending the Hendry Action. At this time, management is unable to determine whether the likelihood of an unfavorable outcome is either probable or remote.

(e)	Related-Party Transactions

Organizational and Offering Costs Reimbursements

We reimburse Wells Capital for organizational and offering expenses equal to the lesser of actual costs incurred or 3% of the aggregate gross offering proceeds, subject to the overall limitations of the partnership agreement.

Organizational and offering expenses include such costs as legal and accounting fees, printing costs, and other offering expenses, but do not include sales or underwriting commissions. We have incurred organization and offering costs of $0, $314,658, and $493,070 for the years ended December 31, 2004, 2003, and 2002, respectively. Organizational expense reimbursements are charged as an expense and offering expense reimbursements are charged to partners’ capital as incurred.

Sales Commissions and Dealer-Manager Fees

In connection with our public offering of units, we pay sales commissions and dealer manager fees of up to 7% and equal to 2.5%, respectively, of aggregate gross offering proceeds to WIS, an affiliated securities broker-dealer and an affiliate of the General Partners, the majority of which are re-allowed to other broker-dealers participating in the offering of the Partnership’s limited partnership units (“Participating Dealers”). In addition, WIS earns a dealer-manager fee of 2.5% of the gross offering proceeds raised, of which up to 1.5% of aggregate gross offering proceeds may be reallowed to Participating Dealers as marketing fees or to reimburse Participating Dealers for the costs and expenses for representatives of such Participating Dealers for attending educational conferences and seminars. We incurred sales commissions of $0, $736,302, and $1,156,236 for the years ended December 31, 2004, 2003, and 2002, respectively, which were reallowed to Participating Dealers for the corresponding periods. We incurred dealer-manager fees of $0, $262,965, and $412,941 for the years ended December 31, 2004, 2003, and 2002, of which $0, $81,695, and $183,225, respectively, were reallowed to Participating Dealers.

Acquisition and Advisory Fees and Acquisition Expense Reimbursements

We pay Wells Capital for acquisition and advisory services and acquisition expenses equal to 3.5% of the aggregate gross offering proceeds. We incurred acquisition and advisory fees and acquisition expense reimbursements, which were capitalized as deferred project costs, of $0, $367,101, and $575,248 and applied deferred project costs of $0, $504,981, and $357,408 upon investment in the Joint Ventures during 2004, 2003, and 2002, respectively.

Management and Leasing Fees and Administration Reimbursements

We have entered into agreements with Wells Capital, Wells Management, an affiliate of our General Partners, and their affiliates, whereby we pay certain fees and expense reimbursements to Wells Capital, Wells Management and their affiliates for asset management, the management and leasing of the Partnership’s properties; administrative services for the Partnership, relating to accounting, property management, and other partnership administration; and incur the related expenses. See Item 13, “Certain Relationships and Related Transactions,” for a description of these fees and expense reimbursements incurred by the Partnership during the year ended December 31, 2004.

Conflicts of Interest

Our General Partners are also general partners of other affiliated public limited partnerships (the “Wells Real Estate Funds”). In addition, Wells Capital sponsors and advises two affiliated real estate investment trusts (the “REITs”) in which it retains a residual interest. As such, there may exist conflicts of interest whereby the General Partners, in their capacity as general partners of other Wells Real Estate Funds or as the advisor to the REITs, may be in competition with the Partnership with respect to, among other things, locating suitable replacement tenants or prospective acquirers for property dispositions.

(f)	Inflation

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

(g)	Application of Critical Accounting Policies

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

Investment in Real Estate Assets

We are required to make subjective assessments as to the useful lives of depreciable assets. We consider the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of the Partnership’s assets by class are as follows:

Buildings	40 years
Building improvements	10 –25 years
Land improvements	20 years
Tenant improvements	Lease term

In the third quarter of 2004, the Joint Ventures completed a review of their real estate depreciation by performing an analysis of the components of each property type in an effort to determine weighted-average composite useful lives of their real estate assets. As a result of this review, the Joint Ventures changed their estimate of the weighted-average composite useful lives for all building assets. Effective July 1, 2004, for all building assets, the Joint Ventures extended the weighted-average composite useful life from 25 years to 40 years. The change resulted in an increase to net income of approximately $184,674 for the year ended December 31, 2004. We believe the change more appropriately reflects the estimated useful lives of the building assets and is consistent with prevailing industry practice. This change has no impact on the amount of depreciation allocated to the limited partners for federal income tax purposes.

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest, either directly or through investments in the Joint Ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. We have determined that there has been no impairment in the carrying value of real estate assets we held as of December 31, 2004.

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

Upon the acquisition of real properties, it is the Partnership’s policy to allocate the purchase price of properties to acquired tangible assets, consisting of land and building, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, and the value of in-place leases, based in each case on their estimated fair values.

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

The fair values of above-market and below-market in-place leases are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining terms of the leases. The capitalized above-market and below-market lease values are recorded as intangible lease assets or liabilities and amortized as an adjustment to rental income over the remaining terms of the respective leases.

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

Through March 31, 2004, the Joint Ventures amortized such lease intangibles as adjustments rental income rather than to expense. In order to be more aligned with current with industry practice, the Joint Ventures reclassified the related amortization from an adjustment to rental income to expense as presented in Note 4 of the accompanying financial statements for the years ended December 31, 2004 and 2003.

Estimates of the fair values of the tangible and intangible assets requires us to estimate market lease rates, property operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, and the number of years the property is held for investment. The use of inappropriate estimates would result in an incorrect assessment of the Partnership’s purchase price allocations, which could impact the amount of the Partnership’s reported net income.

(h)	Economic Dependency

We have engaged Wells Management to supervise the management and leasing of properties owned through the Joint Ventures, and Wells Capital to perform certain administrative services, including accounting, shareholder communications, and investor relations. As a result of these relationships, we are dependent upon Wells Management, Wells Capital, and other affiliates thereof to provide certain services that are essential to our operations, including asset management and property management services, asset acquisition and disposition services, and other administrative responsibilities under agreements, some of which have terms of one year or less.

Wells Management, Wells Capital, and WIS are owned and controlled by and comprise substantially all of the operations of Wells Real Estate Funds, Inc. (“WREF”). Due to their common ownership and importance to WREF, we focus on the financial condition of WREF when assessing the financial condition of Wells Capital, Wells Management, and WIS. In the event that WREF is to become unable to meet its obligations as they become due, it may become necessary for the Partnership and/or the Joint Venture to find alternative service providers.

For the six months ended December 31, 2004, operating revenues for WREF on a consolidated basis exceeded operating expenses by approximately $5.8 million, and WREF is also expecting revenues to exceed expenses during 2005. For the year ended December 31, 2004, operating expenses for WREF exceeded operating revenues by $11.6 million. During 2004, WREF incurred net losses primarily due to the fact that revenues from acquisition, advisory, asset management services, and property management services were less than the costs to provide such services. In planning for 2004, WREF anticipated incurring short-term losses and, accordingly, reserved funds adequate to cover such a shortfall. WREF anticipated generating lower revenues in 2004, as compared to 2003, primarily due to the fact that the majority of its revenues are earned as a percentage of gross investment proceeds raised by the sale of securities issued by affiliated investment products. Gross offering proceeds from the sale of shares of Wells Real Estate Investment Trust II, Inc. (“REIT II”), an investment product sponsored by WREF whose offering commenced in December 2003, were anticipated to be significantly less in 2004 than offering proceeds from the sale of shares of Wells Real Estate Investment Trust, Inc. (“REIT I”), another investment product sponsored by WREF whose offering closed in December 2003. Consistent with sale of shares of REIT I during the beginning of its offering period, the sale of shares of REIT II was anticipated to remain relatively low during the beginning of its offering period.

Additionally, we are dependent upon the ability of our current tenants to pay their contractual rent amounts as the rents become due. The inability of a tenant to pay future rental amounts would have a negative impact on our results of operations.

(i)	Subsequent Event

On February 25, 2005, Fund XIII-REIT Associates entered into a purchase and sale agreement to sell the AmeriCredit Building for a gross sales price of approximately $14,400,000, excluding closing costs, and the John Wiley Building for a gross sales price of approximately $21,500,000, excluding closing costs, to an unrelated third party. The Partnership holds an equity interest of approximately 28% in Fund XIII-REIT Associates, which is the sole owner of the AmeriCredit Building and the John Wiley Building. The Partnership expects the closing of this transaction to occur before the end of April 2005. The completion of this transaction is currently subject to, among other things, various conditions and closing requirements. Accordingly, there are no assurances that this sale will be completed.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Since we do not borrow any money, make any foreign investments or invest in any market risk- sensitive instruments, we are not subject to risks relating to interest rates, foreign current exchange rate fluctuations, or the other market risks contemplated by Item 305 of Regulation S-K.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements and supplementary data are detailed under Item 15 (a) and filed as part of the report on the pages indicated.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with the Partnership’s independent registered public accountants during the years ended December 31, 2004 or 2003.

ITEM 9A.    CONTROLS AND PROCEDURES.

The Partnership carried out an evaluation, under the supervision and with the participation of management of Wells Capital, our corporate General Partner, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective.

There were no significant changes in the Partnership’s internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are likely to materially affect, the Partnership’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.

For the quarter ended December 31, 2004, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III

ITEM 10.    GENERAL PARTNERS OF THE PARTNERSHIP.

Wells Capital

Wells Capital, our corporate General Partner, was formed in April 1984. The executive offices of Wells Capital are located at 6200 The Corners Parkway, Norcross, Georgia 30092. Leo F. Wells, III is the sole Director and the President of Wells Capital. Wells Capital was organized under the Georgia Business Corporation Code, and is primarily in the business of serving as general partner or as an affiliate to the general partner in affiliated public limited partnerships (“Wells Real Estate Funds”) and as the advisor to the Wells Real Estate Investment Trust, Inc. and Wells Real Estate Investment Trust II, Inc. (“Wells REITs”), each a Maryland corporation which qualifies as a real estate investment trust. In these capacities, Wells Capital performs certain services for the Wells Real Estate Funds and the Wells REITs, including presenting, structuring, and acquiring real estate investment opportunities, entering into leases and service contracts on acquired properties, arranging for and completing the disposition of properties, and providing other services such as accounting and administrative functions. Wells Capital is a wholly-owned subsidiary of Wells Real Estate Funds, Inc., of which Leo F. Wells, III is the sole stockholder.

Leo F. Wells, III

Mr. Wells, 61, who serves as one of our General Partners, is the President, Treasurer, and sole director of Wells Capital, which is the corporate general partner of our other General Partner. He is also the sole stockholder, President, and sole director of Wells Real Estate Funds, Inc., the parent corporation of Wells Capital, Wells Management, WIS, and Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which Mr. Wells serves as principal broker. He is also the President, Treasurer, and sole director of:

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

On August 26, 2003, Mr. Wells and WIS entered into a Letter of Acceptance, Waiver and Consent (AWC) with the NASD relating to alleged rule violations. The AWC set forth the NASD’s findings that WIS and Mr. Wells had violated conduct rules relating to the provision of noncash compensation of more than $100 to associated persons of NASD member firms in connection with their attendance at the annual educational and due diligence conferences sponsored by WIS in 2001 and 2002. Without admitting or denying the allegations and findings against them, WIS and Mr. Wells consented in the AWC to various findings by the NASD which are summarized in the following paragraph:

In 2001 and 2002, WIS sponsored conferences attended by registered representatives who sold its real estate investment products. WIS also paid for certain expenses of guests of the registered representatives who attended the conferences. In 2001, WIS paid the costs of travel to the conference and meals for many of the guests, and paid the costs of playing golf for some of the registered representatives and their guests. WIS later invoiced registered representatives for the cost of golf and for travel expenses of guests, but was not fully reimbursed for such. In 2002, WIS paid for meals for the guests. WIS also conditioned most of the 2001 conference invitations on attainment by the registered representatives of a predetermined sales goal for WIS products. This conduct violated the prohibitions against payment and receipt of noncash compensation in connection with the sales of these products contained in NASD’s Conduct Rules 2710, 2810, and 3060. In addition, WIS and Mr. Wells failed to adhere to all of the terms of their written undertaking made in March 2001 not to engage in the conduct described above, and thereby engaged in conduct that was inconsistent with high standards of commercial honor and just and equitable principles of trade in violation of NASD Conduct Rule 2110.

WIS consented to a censure and Mr. Wells consented to suspension from acting in a principal capacity with an NASD member firm for one year. WIS and Mr. Wells also agreed to the imposition of a joint and several fine in the amount of $150,000. Mr. Wells’ one-year suspension from acting in a principal capacity ended on October 6, 2004. Mr. Wells continues to engage in selling efforts and other nonprincipal activities on behalf of WIS.

On or about November 24, 2004, a putative class action complaint, the Hendry Action, was files by four individuals against Wells Capital and Mr. Wells, the general partners of Wells Real Estate Fund I, Wells Real Estate Fund I, Wells Management, and WIS. See Part I, Item 7 for additional information regarding the Hendry Action.

Financial Oversight Committee

The Partnership does not have a board of directors or an audit committee. Accordingly, as our corporate General Partner, Wells Capital, has established a Financial Oversight Committee consisting of Leo F. Wells, III, as the Principal Executive Officer; Douglas P. Williams, as the Principal Financial Officer; and Randall D. Fretz, as the Chief of Staff of our corporate General Partner. The Financial Oversight Committee serves the equivalent function of an audit committee for, among others, the following purposes: appointment, compensation, review and oversight of the work of our independent registered public accountants, and establishing and enforcing the code of ethics. However, since the Partnership and corporate General Partner do not have an audit committee and the Financial Oversight Committee is not independent of the Partnership or the General Partners, the Partnership does not have an “audit committee financial expert.”

Code of Ethics

The Financial Oversight Committee has adopted a code of ethics applicable to our corporate General Partner’s Principal Executive Officer and Principal Financial Officer, as well as the principal accounting officer, controller or other employees of our corporate General Partner performing similar functions on behalf of the Partnership, if any. You may obtain a copy of this code of ethics, without charge, upon request by calling our Client Services Department at 800-557-4830 or 770-243-8282.

ITEM 11.    COMPENSATION OF GENERAL PARTNERS AND AFFILIATES.

As of December 31, 2004, the Partnership has not made any payments to Leo F. Wells, III as compensation for serving as our General Partner.

See Item 13, “Certain Relationships and Related Transactions,” for a description of the fees incurred by the Partnership payable to affiliates of the General Partners during the year ended December 31, 2004.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

No limited partner is known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership.

Set forth below is the security ownership of management as of February 28, 2005.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Limited Partnership Units	Leo F. Wells, III	2,095.945 Units (a)	Less than 1%

(a)	Leo F. Wells, III owns 2,095.945 Cash Preferred Units through an Individual Retirement Account.

No arrangements exist which would, upon operation, result in a change in control of the Partnership.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The compensation and fees we pay to the General Partners and their affiliates in connection our operations are as follows:

Interest in Partnership Cash Flow and Net Sales Proceeds

The General Partners will receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the limited partners holding Cash Preferred Units have received preferential distributions equal to 10% of their adjusted capital accounts in each fiscal year. The General Partners will also receive a subordinated participation in net sales proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after limited partners holding Cash Preferred Units have received a return of their adjusted capital contributions plus a 10% cumulative return on their adjusted capital contributions and limited partners holding Tax Preferred Units have received a return of their adjusted capital contributions plus a 15% cumulative return on their adjusted capital contributions; provided, however, that in no event shall the General Partners receive in the aggregate in excess of 15% of net sales proceeds and net financing proceeds remaining after payments to limited partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners did not receive any distributions of net cash flow from operations or net sales proceeds during the year ended December 31, 2004.

Property Management and Leasing Fees

Wells Management, an affiliate of the General Partners, receives compensation for asset management and the management and leasing of our properties owned through the Joint Ventures equal to the lesser of (a) fees that would be paid to a comparable outside firm or (b) 4.5% of the gross revenues generally paid over the life of the lease plus a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month’s rent. In the case of commercial properties which are leased on a long-term (ten or more years) net basis, the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in income of joint ventures in the accompanying statement of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures were $184,274, $92,249 and $46,659 for the years ended December 31, 2004, 2003, and 2002, respectively.

Real Estate Commissions

In connection with the sale of our properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (a) 50% of the commissions customarily charged by other brokers in arm’s-length transactions involving comparable properties in the same geographic area or (b) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after limited partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. During 2004, no real estate commissions were paid to the General Partners or their affiliates.

Acquisition and Advisory Fees and Acquisition Expense Reimbursements

The Partnership pays Wells Capital for acquisition and advisory services and acquisition expenses equal to 3.5% of the aggregate gross offering proceeds. The Partnership incurred acquisition and advisory fees and acquisition expense reimbursements, which were capitalized as deferred project costs, of $0, $367,101, and $575,248 and applied deferred project costs of $0, $504,981, and $357,408 upon investment in the Joint Ventures during 2004, 2003, and 2002, respectively.

Organizational and Offering Costs Reimbursements

The Partnership reimburses Wells Capital for organizational and offering expenses equal to the lesser of actual costs incurred or 3% of the aggregate gross offering proceeds, subject to the overall limitations of the partnership agreement. Organizational and offering expenses include such costs as legal and accounting fees, printing costs, and other offering expenses, but do not include sales or underwriting commissions. The Partnership incurred organization and offering costs of $0, $314,658, and $493,070 for the years ended December 31, 2004, 2003, and 2002, respectively. Organizational expense reimbursements are charged to expense and offering expense reimbursements are charged to partner’s capital as incurred.

Administration Reimbursements

Wells Capital and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. During 2004, 2003, and 2002, the Partnership paid $80,233, $78,597 and $90,395, respectively, to Wells Capital and Wells Management for reimbursement of such administrative services. As of December 31, 2004 and 2003, overpayments to Wells Capital for administrative reimbursements of $478 and $0 are recorded as due from affiliate in the accompanying balance sheets, respectively. As of December 31, 2004 and 2003, administrative reimbursements due to Wells Management of $3,371 and $0 are included in due to affiliate in the accompanying balance sheets, respectively.

Sales Commissions and Dealer-Manager Fees

In connection with our public offering of units, we pay sales commissions and dealer-manager fees of up to 7% and equal to 2.5%, respectively, of aggregate gross offering proceeds to WIS, an affiliated securities broker-dealer and an affiliate of the General Partners, the majority of which are reallowed to other broker-dealers participating in the offering of the Partnership’s limited partnership units (“Participating Dealers”). In addition, WIS earns a dealer-manager fee of 2.5% of the gross offering proceeds raised, of which up to 1.5% of aggregate gross offering proceeds may be reallowed to Participating Dealers as marketing fees or to reimburse Participating Dealers for the costs and expenses for representatives of such Participating Dealers for attending educational conferences and seminars. We incurred sales commissions of $0, $736,302, and $1,156,236 for the years ended December 31, 2004, 2003, and 2002, respectively, which were reallowed to Participating Dealers for the corresponding periods. We incurred dealer-manager fees of $0, $262,965, and $412,941 for the years ended December 31, 2004, 2003, and 2002, of which $0, $81,695, and $183,225 respectively, were re-allowed to Participating Dealers.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

Preapproval Policies and Procedures

The Financial Oversight Committee preapproves all auditing and permissible nonauditing services provided by our independent registered public accountants. The approval may be given as part of the Financial Oversight Committee’s approval of the scope of the engagement of our independent registered public accountants or on an individual basis. The preapproval of certain audit-related services and certain nonauditing services not exceeding enumerated dollar limits may be delegated to one or more of the Financial Oversight Committee’s members, but the member to whom such authority is delegated shall report any preapproval decisions to the full Financial Oversight Committee. Our independent registered public accountants may not be retained to perform the nonauditing services specified in Section 10A(g) of the Securities Exchange Act of 1934.

Fees Paid to the Independent Registered Public Accountants

During the year ended December 31, 2004, Ernst & Young LLP (“Ernst & Young”) served as our independent registered public accountants and provided certain tax and other services. Ernst & Young has served as our independent registered public accountants since July 3, 2002. The aggregate fees billed to the Partnership for professional accounting services, including the audit of the Partnership’s annual financial statements by Ernst & Young for the fiscal years ended December 31, 2004 and 2003, are set forth in the table below.

	2004	2003
Audit Fees(1)	$25,585	$34,544
Audit-Related Fees	0	0
Tax Fees	6,012	3,259
All Other Fees	0	0

Total	$31,597	$37,803

(1)	A portion of the Audit Fees is allocated to the Joint Ventures in which the Partnership invests.

For purposes of the preceding table, the professional fees are classified as follows:

•	Audit Fees – These are fees for professional services performed for the audit of our annual financial statements and review of financial statements included in our Form 10-Q filings, services that are normally provided by independent registered public accountants in connection with statutory and regulatory filings or engagements, and services that generally independent registered public accountants reasonably can provide, such as statutory audits, attest services, consents, and assistance with and review of documents filed with the SEC.

•	Audit-Related Fees – These are fees for assurance and related services that traditionally are performed by independent registered public accountants, such as due diligence related to acquisitions and dispositions, internal control reviews, attestation services that are not required by statute or regulation, and consultation concerning financial accounting and reporting standards.

•	Tax Fees – These are fees for all professional services performed by professional staff in our independent registered public accountant’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning, and tax advice. Tax compliance involves preparation of any federal, state or local tax returns. Tax planning and tax advice encompass a diverse range of services, including assistance with tax audits and appeals, tax advice related to acquisitions and dispositions of assets, and requests for rulings or technical advice from taxing authorities.

•	All Other Fees – These are fees for other permissible work performed that do not meet the above-described categories, including assistance with internal audit plans and risk assessments.

Since May 6, 2003, the effective date of the SEC Rules requiring audit committees to approve all services provided by independent registered public accountants, 100% of the services performed by Ernst & Young described above under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” and “All Other Fees” were approved in advance by a member of the Financial Oversight Committee.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) 1. The financial statements are contained on pages F-2 through F-43 of this Annual Report on Form 10-K, and the list of the financial statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

(b) The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(c) See (a) 1 above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XIII, L.P.
(Registrant)

	By:	WELLS CAPITAL, INC.
(Corporate General Partner)

March 31, 2005		/s/ LEO F. WELLS, III
Leo F. Wells, III
President, Principal Executive Officer,
and Sole Director of Wells Capital, Inc.

March 31, 2005		/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams
Principal Financial Officer
of Wells Capital, Inc.

EXHIBIT INDEX

TO

2004 FORM 10-K

OF

WELLS REAL ESTATE FUND XIII, L.P.

The following documents are filed as exhibits to this report. Those exhibits previously filed and incorporated herein by reference are identified below by an asterisk. For each such asterisked exhibit, there is shown below the description of the previous filing. Exhibits which are not required for this report are omitted.

Exhibit Number	Description of Document

*3.1

Agreement of Limited Partnership of Wells Real Estate Fund XIII, L.P. (Exhibit 3.1 to Form

S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., as amended to date, Commission File No. 333-48984)

*3.2	Certificate of Limited Partnership of Wells Real Estate Fund XIII, L.P. dated September 15, 1998 (Exhibit 3.2 to Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., as amended to date, Commission File No. 333-48984)

*3.3	Certificate of Amendment to the Certificate of Limited Partnership of Wells Real Estate Fund XIII, L.P. dated October 20, 2000 (Exhibit 3.2(a) to Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., as amended to date, Commission File No. 333-48984)

*10.1	Management and Leasing Agreement with Wells Management Company, Inc. (Exhibit 10.2 to Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., as amended to date, Commission File No. 333-48984)

*10.2	Joint Venture Partnership Agreement of Wells Fund XIII-REIT Joint Venture Partnership (Exhibit 10.85 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.3	Agreement for the Purchase and Sale of Property for the AmeriCredit Building (Exhibit 10.86 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-44900)

*10.4	Lease Agreement for the AmeriCredit Building (Exhibit 10.87 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.5	Purchase Agreement for the ADIC Buildings (Exhibit 10.6 to Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., as amended to date, Commission File No. 333-48984)

*10.6	Purchase Agreement for the land immediately adjacent to the ADIC Buildings (Exhibit 10.7 to Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., as amended to date, Commission File No. 333-48984)

*10.7	Lease Agreement for the ADIC Buildings (Exhibit 10.8 to Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., as amended to date, Commission File No. 333-48984)

*10.8	Purchase Agreement for the John Wiley Indianapolis Building (Exhibit 10.9 to Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., as amended to date, Commission File No. 333-48984)

Exhibit Number	Description of Document

*10.9	Lease Agreement with John Wiley & Sons, Inc. ((Exhibit 10.10 to Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., as amended to date, Commission File No. 333-48984)

*10.10	Amendment #2 to Lease Agreement with John Wiley & Sons, Inc. (Exhibit 10.11 to Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., as amended to date, Commission File No. 333-48984)

*10.11	Amendment #3 to Lease Agreement with John Wiley & Sons, Inc. (Exhibit 10.12 to Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., as amended to date, Commission File No. 333-48984)

*10.12	Purchase and Sale Agreement relating to the AIU Chicago Building (Exhibit 10.1 to the Form 10-Q of Wells Real Estate Fund XIII, L.P. for the quarter ended September 30, 2003, File No. 0-49633)

*10.13	Lease Agreement with American InterContinental University, Inc. (Exhibit 10.2 to the Form 10-Q of Wells Real Estate Fund XIII, L.P. for the quarter ended September 30, 2003, File No. 0-49633)

*10.14	Agreement of Purchase and Sale of Property for Siemens Orlando Buildings and third amendment thereto (Exhibit 10.3 to Form S-11 Registration Statement of Wells Real Estate Fund XIV, L.P., as amended to date, Commission File No. 333-101463)

*10.15	Lease Agreement with Siemens Shared Services LLC (Exhibit 10.4 to Form S-11 Registration Statement of Wells Real Estate Fund XIV, L.P., as amended to date, Commission File No. 333-101463)

*10.16	Joint Venture Partnership Agreement of Fund XIII and Fund XIV Associates (Exhibit 10.16 to Form 10-K of Wells Real Estate Fund XIII, L.P. for the fiscal year ended December 31, 2003, Commission File No. 0-49633)

*10.17	Purchase and Sale Agreement for the sale of the Randstad Atlanta Building (Exhibit 10.17 to Form 10-K of Wells Real Estate Fund XIII, L.P. for the fiscal year ended December 31, 2003, Commission File No. 0-49633)

*10.18	Lease Agreement for Randstad Atlanta Building (Exhibit 10.18 to Form 10-K of Wells Real Estate Fund XIII, L.P. for the fiscal year ended December 31, 2003, Commission File No. 0-49633)

*10.19	Purchase and Sale Agreement for the sale of 7500 Setzler Parkway Building (Exhibit 10.8 to Form S-11 Registration Statement of Wells Real Estate Fund XIV, L.P., as amended to date, Commission File No. 333-101463)

*10.20	Lease Agreement for 7500 Setzler Parkway Building (Exhibit 10.9 to Form S-11 Registration Statement of Wells Real Estate Fund XIV, L.P., as amended to date, Commission File No. 333-101463)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description of Document

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

WELLS REAL ESTATE FUND XIII, L.P.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Wells Real Estate Fund XIII, L.P.

We have audited the accompanying balance sheets of Wells Real Estate Fund XIII, L.P. as of December 31, 2004 and 2003, and the related statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund XIII, L.P. at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Atlanta, Georgia

March 10, 2005

WELLS REAL ESTATE FUND XIII, L.P.

BALANCE SHEETS

DECEMBER 31, 2004 AND 2003

ASSETS

	2004	2003
Investment in joint ventures (Note 4)	$30,469,946	$29,046,985
Cash and cash equivalents	152,551	2,804,796
Due from affiliate	478	0
Due from joint ventures	506,587	546,654
Deferred projects costs	0	118,219

Total assets	$31,129,562	$32,516,654

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Accounts payable and accrued expenses	$36,396	$26,786
Partnership distribution payable	665,486	501,122
Due to affiliate	3,371	0

Total liabilities	705,253	527,908

Commitment and contingencies (Note 10)

Partners’ capital:
Limited partners:
Cash Preferred – 3,131,700 and 3,083,828 units issued and outstanding as of December 31, 2004 and 2003, respectively	27,274,976	26,958,308
Tax Preferred – 640,348 and 688,220 units issued and outstanding as of December 31, 2004 and 2003, respectively	3,149,333	5,030,438
General partners	0	0

Total partners’ capital	30,424,309	31,988,746

Total liabilities and partners’ capital	$31,129,562	$32,516,654

See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2004, 2003, AND 2002

	2004	2003	2002
EQUITY IN INCOME OF JOINT VENTURES (Note 4)	$1,106,316	$931,683	$531,457

EXPENSES:
Partnership administration	113,406	109,635	116,336
Legal and accounting	49,007	44,089	20,569
Other general and administrative	1,995	6,981	6,091

Total expenses	164,408	160,705	142,996

INTEREST AND OTHER INCOME	12,465	117,425	89,924

NET INCOME	$954,373	$888,403	$478,385

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS:
CASH PREFERRED	$2,583,944	$1,627,786	$795,851

TAX PREFERRED	$(1,629,571)	$(739,383)	$(317,466)

NET INCOME (LOSS) PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CASH PREFERRED	$0.83	$0.56	$0.52

TAX PREFERRED	$(2.42)	$(1.09)	$(1.02)

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CASH PREFERRED	3,099,580	2,907,029	1,536,463

TAX PREFERRED	672,468	678,315	311,049

See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2004, 2003, AND 2002

	Limited Partners					General Partners	Total Partners’ Capital
	Original	Cash Preferred		Tax Preferred
		Units	Amount	Units	Amount
BALANCE, December 31, 2001	$0	880,001	$7,704,052	191,522	$1,626,894	$0	$9,330,946

Tax Preferred conversion elections		7,100	53,703	(7,100)	(53,703)	0	0
Limited partner contributions	0	1,314,716	13,147,155	337,050	3,370,500	0	16,517,655
Sales commissions and discounts	0	0	(1,288,932)	0	(272,455)	0	(1,561,387)
Offering costs	0	0	(391,955)	0	(101,116)	0	(493,071)
Net income (loss)	0	0	795,851	0	(317,466)	0	478,385
Distributions of operating cash flow ($0.52 per weighted-average Cash Preferred Unit)	0	0	(804,408)	0	0	0	(804,408)

BALANCE, December 31, 2002	0	2,201,817	19,215,466	521,472	4,252,654	0	23,468,120

Cash Preferred conversion elections	0	(1,214)	(10,638)	1,214	10,638	0	0
Tax Preferred conversion elections	0	76,172	608,320	(76,172)	(608,320)	0	0
Limited partner contributions	0	807,053	8,070,543	241,706	2,417,058	0	10,487,601
Sales commissions and discounts	0	0	(763,616)	0	(229,687)	0	(993,303)
Offering costs	0	0	(242,136)	0	(72,522)	0	(314,658)
Net income (loss)	0	0	1,627,786	0	(739,383)	0	888,403
Distributions of operating cash flow ($0.53 per weighted-average Cash Preferred Unit)	0	0	(1,547,417)	0	0	0	(1,547,417)

BALANCE, December 31, 2003	0	3,083,828	26,958,308	688,220	5,030,438	0	31,988,746

Cash Preferred conversion elections	0	(10,000)	(87,594)	10,000	87,594	0	0
Tax Preferred conversion elections	0	57,872	339,128	(57,872)	(339,128)	0	0
Net income (loss)	0	0	2,583,944	0	(1,629,571)	0	954,373
Distributions of operating cash flow ($0.81 per weighted-average Cash Preferred Unit)	0	0	(2,518,810)	0	0	0	(2,518,810)

BALANCE, December 31, 2004	$0	3,131,700	$27,274,976	640,348	$3,149,333	$0	$30,424,309

See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2004, 2003, AND 2002

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$954,373	$888,403	$478,385
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of Joint Ventures	(1,106,316)	(931,683)	(531,457)
Operating distributions received from joint ventures	2,678,086	1,340,811	607,033
Changes in operating assets and liabilities:
Due from affiliate	(478)
Due to affiliate	3,371	0	0
Accounts payable and accrued expenses	9,610	(75,706)	45,251

Total adjustments	1,584,273	333,422	120,827

Net cash provided by operating activities	2,538,646	1,221,825	599,212

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in joint ventures	(2,836,445)	(12,119,654)	(8,577,786)
Deferred project costs paid	0	(392,177)	(529,706)

Net cash used in investing activities	(2,836,445)	(12,511,831)	(9,107,492)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from limited partners	0	10,399,660	16,442,773
Operating distributions paid to limited partners	(2,354,446)	(1,299,992)	(620,711)
Sales commissions	0	(953,568)	(1,486,505)
Offering costs paid	0	(347,341)	(493,071)
Return of capital paid to original limited partner	0	0	0

Net cash (used in) provided by financing activities	(2,354,446)	7,798,759	13,842,486

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,652,245)	(3,491,247)	5,334,206

CASH AND CASH EQUIVALENTS, beginning of year	2,804,796	6,296,043	961,837

CASH AND CASH EQUIVALENTS, end of year	$152,551	$2,804,796	$6,296,043

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Due from joint ventures	$506,587	$546,654	$201,131

Deferred project costs applied to joint ventures	$118,219	$504,981	$357,408

Deferred project costs due to affiliate	$0	$0	$45,542

Partnership distributions payable	$665,486	$501,122	$253,697

Discounts applied to limited partner contributions	$0	$87,941	$74,882

See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003, AND 2002

1.	ORGANIZATION AND BUSINESS

Wells Real Estate Fund XIII, L.P. (or, the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Capital, Inc. (“Wells Capital”), a Georgia corporation, serving as its general partners (the “General Partners”). Wells Capital is a wholly-owned subsidiary of Wells Real Estate Funds, Inc. Leo F. Wells, III is the president and sole director of Wells Capital and the sole owner of Wells Real Estate Funds, Inc. The Partnership was formed on September 15, 1998 for the purpose of acquiring, developing, owning, operating, improving, leasing, and managing income producing commercial properties for investment purposes. Upon subscription for units, the Limited Partners must elect whether to have their units treated as Cash Preferred Units or Tax Preferred Units. Thereafter, Limited Partners have the right to change their prior elections to have some or all of their units treated as Cash Preferred Units or Tax Preferred Units one time during each quarterly accounting period. Limited Partners may vote to, among other things: (a) amend the Partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership, (c) add or remove a general partner; (d) elect a new general partner; (e) dissolve the Partnership; and (f) approve a sale involving all or substantially all of the Partnership’s assets, subject to certain limitations. The majority vote on any of the described matters will bind the Partnership, without the concurrence of the General Partners. Each limited partnership unit has equal voting rights, regardless of which class of unit is selected.

On September 15, 1998, the Partnership was organized under the laws of the state of Georgia upon accepting initial contributions from the General Partners and Original Limited Partner of $500 and $100, respectively. On March 29, 2001, the Partnership commenced an offering of up to $45,000,000 of Cash Preferred or Tax Preferred limited partnership units ($10.00 per unit) pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership commenced active operations upon receiving and accepting subscriptions for 125,000 units on June 14, 2001. The offering was terminated on March 28, 2003, at which time the Partnership had sold approximately 3,026,471 Cash Preferred Units and 748,678 Tax Preferred Units representing capital contributions of $37,751,487.

The Partnership owns indirect interests in all of its real estate assets through joint ventures with other entities affiliated with the General Partners. During the periods presented, the Partnership owned interests in the following joint ventures (the “Joint Ventures”) and properties:

Joint Venture	Joint Venture Partners	Properties
Wells Fund XIII-REIT Joint Venture Partnership (“Fund XIII-REIT Associates”)	• Wells Real Estate Fund XIII, L.P. • Wells Operating Partnership, L.P.(1)	1. AmeriCredit Building (Acquired on July 16, 2001) A two-story office building located in Orange Park, Florida

2. ADIC Buildings (Acquired on December 21, 2001) Two connected one-story office and assembly buildings located in Parker, Colorado

3. John Wiley Building (Acquired on December 12, 2002) A four-story office building located in Fishers, Indiana

4. AIU – Chicago Building (Acquired on September 19, 2003) A four-story office building located in Hoffman Estates, Illinois

Fund XIII and Fund XIV Associates	• Wells Real Estate Fund XIII, L.P.	5. Siemens – Orlando Building (Acquired on October 30, 2003)
(“Fund XIII-XIV Associates”)	• Wells Real Estate Fund XIV, L.P.	Two one-story office buildings located in Orlando, Florida

6. Randstad – Atlanta Building (Acquired on December 19, 2003) A four-story office building located in Atlanta, Georgia

7. 7500 Setzler Parkway (Acquired on March 26, 2004) A one-story office and warehouse building located in Brooklyn Park, Minnesota

(1)	Wells Operating Partnership. L.P. (“Wells OP”) is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. (“Wells REIT”) serving as its general partner; Wells REIT is a Maryland corporation that qualifies as a real estate investment trust.

Wells Real Estate Fund XIV, L.P. is affiliated with the Partnership through common general partners. Each of the properties described above was acquired on an all-cash basis.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the Partnership’s financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Investment in Joint Ventures

Each of the aforementioned properties was acquired on an all-cash basis. The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Approval by the Partnership as well as the other Joint Venture partners is required for any major decision or any action that would materially affect the Joint Ventures, or their real property investments. Accordingly, the Partnership’s investments in the Joint Ventures are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. Pursuant to the terms of the joint venture agreements, all income and distributions are allocated to joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations are generally distributed to the joint venture partners on a quarterly basis.

In the third quarter of 2004, the Joint Ventures completed a review of their real estate depreciation by performing an analysis of the components of each property type in an effort to determine weighted-average composite useful lives of their real estate assets. As a result of this review, the Joint Ventures changed their estimate of the weighted-average composite useful lives for all building assets. Effective July 1, 2004, for all building assets, the Joint Ventures extended the weighted-average composite useful life from 25 years to 40 years. The change resulted in an increase to net income of approximately $184,674 for the year ended December 31, 2004. We believe the change more appropriately reflects the estimated useful lives of the building assets and is consistent with prevailing industry practice.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Deferred Project Costs

The Partnership paid certain fees to Wells Capital related to the acquisition of properties. Upon investment, these fees were applied to the Joint Venture and depreciated on the same basis and over the respective useful lives of the corresponding real estate assets in which the Joint Venture invested. As of December 31, 2003, deferred project costs represent fees incurred that had not yet been invested in or allocated to real estate assets. Such deferred project costs were applied to Fund XIII-XIV Associates upon investing the Partnership’s remaining investor proceeds in Setzler Parkway in 2004.

Distributions of Net Cash from Operations

Net cash from operations, if available, is generally distributed quarterly to the limited partners as follows:

•	First, to all Cash Preferred limited partners until such limited partners have received distributions equal to a 10% per annum return on their respective net capital contributions, as defined.

•	Second, to the General Partners until the General Partners have received distributions equal to 10% of the total cumulative distributions paid by the Partnership.

•	Third, to the Cash Preferred limited partners and the General Partners allocated on a basis of 90% and 10%, respectively.

No distributions of net cash from operations will be made to the limited partners holding Tax Preferred Units.

Distribution of Sale Proceeds

Upon the sale of properties, the net sale proceeds will be distributed in the following order:

•	In the event that the particular property sold is sold for a price that is less than its original property purchase price, to the limited partners holding Cash Preferred Units until such limited partners have received an amount equal to the excess of the original property purchase price over the price for which the property was sold, limited to the amount of depreciation, amortization, and cost recovery deductions taken by the limited partners holding Tax Preferred Units with respect to such property;

•	To limited partners holding units which at any time have been treated as Tax Preferred Units until the limited partners have received an amount necessary to equal the net cash from operations received by the limited partners holding Cash Preferred Units on a per-unit basis;

•	To all limited partners on a per-unit basis until the limited partners have received 100% of their respective net capital contributions, as defined;

•	To all limited partners on a per-unit basis until the limited partners have received a cumulative 10% per annum return on their respective net capital contributions, as defined;

•	To limited partners on a per-unit basis until the limited partners have received an amount equal to their respective preferential limited partner returns (defined as the sum of a 10% per annum cumulative return on net capital contributions for all periods during which the units were treated as Cash Preferred Units and a 15% per annum cumulative return on net capital contributions for all periods during which the units were treated as Tax Preferred Units);

•	To the General Partners until they have received 100% of their capital contributions, as defined;

•	Then, if limited partners have received any excess limited partner distributions (defined as distributions to limited partners over the life of their investment in the Partnership in excess of their net capital contributions, as defined, plus their preferential limited partner return), to the General Partners until they have received distributions equal to 20% of the sum of any such excess limited partner distributions plus distributions made to the General Partners pursuant to this provision;

•	Thereafter, 80% to the limited partners on a per-unit basis and 20% to the General Partners.

Allocation of Net Income, Net Loss, and Gain on Sale

For purpose of determining allocations per the partnership agreement, net income is defined as net income recognized by the Partnership, excluding deductions for depreciation, amortization, cost recovery, and the gain on sale of assets. Net income, as defined, of the Partnership is generally allocated each year in the same proportion that net cash from operations is distributed to the partners holding Cash Preferred Units and to the General Partner. To the extent the Partnership’s net income in any year exceeds net cash from operations, it will be allocated 99% to the limited partners holding Cash Preferred Units and 1% to the General Partners.

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

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year financial statement presentation.

3.	RELATED-PARTY TRANSACTIONS

(a)	Due from Joint Ventures

Due from Joint Ventures at December 31, 2004 and 2003 represents the Partnership’s share of operating cash to be distributed from the Joint Ventures for the fourth quarters of 2004 and 2003, respectively, as follows:

	2004	2003
Fund XIII-REIT Associates	$233,218	$448,166
Fund XIII-XIV Associates	273,369	98,488

	$506,587	$546,654

(b)	Management and Leasing Fees

The Partnership has entered into a property management, leasing, and asset management agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. Accordingly, Wells Management receives compensation for asset management and the management and leasing of the Partnership’s properties, owned directly or through the Joint Ventures, equal to the lesser of (a) fees that would be paid to a comparable outside firm or (b) 4.5% of the gross revenues collected monthly; plus, a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month’s rent. In the case of commercial properties which are leased on a long-term net-lease basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in income of joint ventures in the accompanying statement of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures are $184,274, $92,249 and $46,659 for the years ended December 31, 2004, 2003, and 2002, respectively.

(c)	Administration Reimbursements

Wells Capital, one of our General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of management, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital and Wells Management $80,233, $78,597, and $90,395 for the years ended December 31, 2004, 2003, and 2002, respectively. As of December 31, 2004 and 2003, overpayments to Wells Capital for administrative reimbursements of $478 and $0 are recorded as due from affiliate in the accompanying balance sheets, respectively. As of December 31, 2004 and 2003, administrative reimbursements due to Wells Management of $3,371 and $0 are included in due to affiliate in the accompanying balance sheets, respectively.

(d)	Acquisition and Advisory Fees and Acquisition Expense Reimbursements

The Partnership has incurred acquisition and advisory fees and acquisition expense reimbursements payable to Wells Capital in an amount equal to 3.5% of aggregate gross offering proceeds. The Partnership incurred acquisition and advisory fees and acquisition expense reimbursements, which were capitalized as deferred project costs, of $0, $367,101, and $575,248 and applied deferred project costs of $118,219, $504,981, and $357,408 upon investment in the Joint Ventures during 2004, 2003, and 2002, respectively.

(e)	Organizational and Offering Cost Reimbursements

The Partnership reimburses Wells Capital for organizational and offering expenses equal to the lesser of actual costs incurred or 3% of the aggregate gross offering proceeds, subject to the overall limitations of the Partnership Agreement. Offering expenses include such costs as legal and accounting fees, printing costs, certain salary reimbursements for employees engaged in the registration and marketing of units, and other offering expenses; however, offering expenses specifically exclude sales and underwriting commissions. The Partnership incurred organization and offering costs of $0, $314,658 and $493,070 for the years ended December 31, 2004, 2003 and 2002, respectively. Organizational expense reimbursements are charged to expense and offering expense reimbursements are charged to partner’s capital as incurred.

(f)	Sales Commissions and Dealer-Manager Fees

In connection with its public offering of units, the Partnership pays sales commissions of up to 7% of aggregate gross offering proceeds to Wells Investment Securities, Inc., (“WIS”), an affiliated and registered securities broker-dealer and an affiliate of the General Partners, the majority of which are reallowed to other broker-dealers participating in the offering of the Partnership’s limited partnership units (“Participating Dealers”). In addition, WIS earns a dealer-manager fee of 2.5% of the gross offering proceeds raised, of which up to 1.5% of aggregate gross offering proceeds may be reallowed to Participating Dealers as marketing fees or to reimburse Participating Dealers for the costs and expenses for representatives of such Participating Dealers to attend educational conferences and seminars. The Partnership incurred sales commissions of $0, $736,302, and $1,156,236 for the years ended December 31, 2004, 2003, and 2002, respectively, which were re-allowed to Participating Dealers for the corresponding periods. The Partnership incurred dealer-manager fees of $0, $262,965, and $412,941 for the years ended December 31, 2004, 2003, and 2002, of which $0, $81,695, and $183,225 respectively, were reallowed to Participating Dealers.

(g)	Conflicts of Interest

Our General Partners are also general partners of other affiliated public limited partnerships (the “Wells Real Estate Funds”). In addition, Wells Capital sponsors and advises two affiliated real estate investment trusts (the “REITs”) in which it retains residual interests. As such, there may exist conflicts of interest whereby the General Partners, in their capacity as general partners of other Wells Real Estate Funds or as the advisor to the REITs, may be in competition with the Partnership with respect to, among other things, locating suitable replacement tenants or prospective acquirers for property dispositions.

4.	INVESTMENT IN JOINT VENTURES

Fund XIII-REIT Associates

On June 27, 2001, Fund XIII-REIT Associates was formed for the purpose of acquiring, developing, operating, and selling real properties. On July 16, 2001, Fund XIII-REIT Associates purchased an approximately 85,000-square-foot, two-story office building known as the AmeriCredit Building located in Orange Park, Florida. On December 21, 2001, Fund XIII-REIT Associates purchased two connected one-story office and assembly buildings, consisting of approximately 148,200 square feet, known as the ADIC Buildings located in Parker, Colorado. On December 12, 2002, Fund XIII-REIT Associates purchased a four-story office building comprised of approximately 141,000 square feet, known as the John Wiley Building located in Fishers, Indiana. On September 19, 2003, Fund XIII-REIT Associates purchased an approximately 194,000-square-foot, four-story office building, known as the AIU—Chicago Building located in Hoffman Estates, Illinois.

Fund XIII-XIV Associates

On August 20, 2003, Fund XIII-XIV Associates was formed for the purpose of acquiring, developing, operating, and selling real properties. On October 30, 2003, Fund XIII-XIV Associates purchased two single-story office buildings comprised of approximately 82,000 square feet, known as the Siemens – Orlando Building located in Orlando, Florida. On December 19, 2003, Fund XIII-XIV Associates purchased an approximately 64,500-square-foot, four-story office building, known as the Randstad – Atlanta Building located in Atlanta, Georgia. On March 26, 2004, Fund XIII-XIV Associates purchased an approximately 120,000-square-foot, one-story office and warehouse building, known as the 7500 Setzler Parkway Building located in Brooklyn Park, Minnesota.

The Partnership’s investment and approximate ownership percentage in the Joint Ventures as of December 31, 2004 and 2003 are presented below:

	2004		2003
	Amount	Approximate Percentage	Amount	Approximate Percentage
Fund XIII-REIT Associates	$18,665,456	28%	$19,627,634	28%
Fund XIII-XIV Associates	11,804,490	47%	9,419,351	50%

	$30,469,946		$29,046,985

Roll-forwards of the Partnership’s investment in the Joint Ventures for the years ended December 31, 2004 and 2003 are presented below:

	2004	2003
Investment in Joint Ventures, beginning of year	$29,046,985	$17,177,001
Equity in income of Joint Ventures	1,106,316	931,683
Contributions to Joint Ventures	2,954,664	12,624,635
Distributions from Joint Ventures	(2,638,019)	(1,686,334)

Investment in Joint Ventures, end of year	$30,469,946	$29,046,985

Condensed financial information for the Joint Ventures in which the Partnership held an interest as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003, and 2002, is presented below:

	Total Assets December 31,		Total Liabilities December 31,		Total Equity December 31,
	2004	2003	2004	2003	2004	2003
Fund XIII – REIT Associates	$69,342,481	$73,449,992	$2,577,851	$3,262,461	$66,764,630	$70,187,531
Fund XIII – XIV Associates	26,377,953	19,061,266	1,395,264	222,562	24,982,689	18,838,704

	$95,720,434	$92,511,258	$3,973,115	$3,485,023	$91,747,319	$89,026,235

	Total Revenues For The Years Ended December 31,				Net Income For The Years Ended December 31,
	2004	2003		2002	2004		2003	2002
Fund XIII – REIT Associates	$9,701,435	$6,596,449	(1)	$2,944,925	2,543,696	(2)	$2,558,258	$1,649,629
Fund XIII – XIV Associates	2,880,215	283,375	(1)	0	819,173	(2)	36,410	0

	$12,581,650	$6,879,824		$2,944,925	$3,362,869		$2,594,668	$1,649,629

(1)	For the year ended December 31, 2003, the Joint Ventures reported the amortization of the fair values of in-place leases of approximately $242,366 and $55,996 for Fund XIII-REIT Associates and Fund XIII-XIV Associates, respectively, including opportunity costs associated with lost rentals that are avoided by acquiring in-place leases and tenant relationships, as an adjustment to rental income. In the second quarter 2004, the Joint Venture began reflecting this amortization as amortization expense and has reclassified such amortization from rental income to amortization expense for periods previously presented. The period of amortization continues to be the term of the respective lease. This reclassification had no impact on net income.

(2)	Effective July 1, 2004, the Joint Ventures extended the weighted-average composite useful life for all building assets from 25 years to 40 years, which resulted in an increase to net income for the twelve months ended December 31, 2004 of approximately $444,436 and $126,306 for Fund XIII-REIT Associates and Fund XIII-XIV Associates, respectively. Management believes that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice.

5.	PER UNIT AMOUNTS

Income (loss) per limited partnership unit amounts are calculated based upon weighted-average units outstanding during the respective periods. Income (loss) per limited partnership unit, as presented in the accompanying financial statements, will vary from the per unit amounts attributable to the individual investors due to the differences between the GAAP and tax basis treatment of certain items of income and expense and the fact that, within the respective classes of Cash Preferred Units and Tax Preferred Units, individual units have different characteristics including capital bases, cumulative operating and net property sales proceeds distributions and cumulative earnings allocations as a result of, among other things, the ability of unit holders to elect to be treated as Cash Preferred Units or Tax Preferred Units, or to change their prior elections, on a quarterly basis.

6.	INCOME TAX BASIS NET INCOME AND PARTNERS’ CAPITAL

A reconciliation of the Partnership’s financial statement net income to net income presented in accordance with the Federal Income Tax basis of accounting is as follows for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
Financial statement net income	$954,373	$888,403	$478,385
Increase in net income resulting from:
Non-deductible meals & entertainment	0	0	31
Depreciation expense for financial reporting purposes in excess of amounts for income tax purposes	17,209 (1)	211,320	123,208
Amortization expense for financial reporting purposes in excess of amounts for income tax purposes	1,024,369	237,857	0
Capitalization of syndication costs for income tax purposes, which are accounted for as cost of capital for financial reporting purposes	(143,302)	1,307,961	0
Bad debt expense for financial reporting purposes in excess of amounts for income tax purposes	988	(1,006)	990
Rental income accrued for financial reporting purposes in excess of amounts for income tax purposes	0	(9,951)	(88,030)
Other	(14,573)	0	0

Federal Income Tax basis net income	$1,839,064	$2,634,584	$514,584

(1)	Effective July 1, 2004, the Joint Ventures extended the weighted-average composite useful lives for all building assets from 25 years to 40 years. This change has no impact on the statutory life used for Federal income tax purposes of 40 years, upon which Tax depreciation is based (see Note 2).

A reconciliation of the partners’ capital balances, as presented in the accompanying financial statements, to partners’ capital balances, as presented in accordance with the Federal Income Tax basis of accounting, is as follows for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
Financial statement partners’ capital	$30,424,309	$31,988,746	$23,468,120
Increase in partners’ capital resulting from:
Depreciation expense for financial reporting purposes in excess of amounts for income tax purposes	372,127	354,918	143,598
Amortization expense for financial reporting purposes in excess of amounts for income tax purposes	1,262,226	237,857	0
Meals & entertainment	31	31	31
Bad debt expense for financial reporting purposes in excess of amounts for income tax purposes	972	(16)	990
Capitalization of syndication costs for income tax purposes, which are accounted for as cost of capital for financial reporting purposes	4,568,769	4,712,071	3,404,110
Accumulated rental income accrued for financial reporting purposes in excess of amounts for income tax purposes	(91,837)	(91,837)	(81,886)
Partnership distributions payable	665,486	501,122	253,697
Other	(14,573)	0	0

Income tax basis partners’ capital	$37,187,510	$37,702,892	$27,188,660

7.	QUARTERLY RESULTS (UNAUDITED)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2004 and 2003:

	2004 Quarters Ended
	March 31	June 30	September 30	December 31
Equity in income of joint ventures	$245,335	$181,464	$321,782	$357,726
Interest and other income	9,472	2,993	0	0
Net income	223,702	118,368	285,247	327,056
Net income (loss) allocated to limited partners:
Cash Preferred	$670,866	$556,950	$654,317	$701,811
Tax Preferred	$(447,164)	$(438,582)	$(369,070)	$(374,755)
Net income (loss) per weighted-average limited partner unit outstanding:
Cash Preferred	$0.22	$0.18	$0.21	$0.22
Tax Preferred	$(0.65)	$(0.64)	$(0.54)	$(0.59)
Distribution of operating cash per weighted-average limited partner unit outstanding:
Cash Preferred	$0.20	$0.20	$0.20	$0.21
Tax Preferred	$0.00	$0.00	$0.00	$0.00

	2003 Quarters Ended
	March 31	June 30	September 30	December 31
Equity in income of joint ventures	$252,950	$218,118	$260,665	$199,950
Interest and other income	27,212	36,140	24,930	29,143
Net income	227,546	212,220	260,166	188,471
Net income (loss) allocated to Cash Preferred limited partners:
Cash Preferred	$378,354	$363,028	$23,381	$463,023
Tax Preferred	$(150,808)	$(150,808)	$(163,215)	$(274,552)
Net income (loss) per weighted-average limited partner unit outstanding:
Cash Preferred (a)	$0.16	$0.12	$0.14	$0.16
Tax Preferred (a)	$(0.27)	$(0.20)	$(0.23)	$(0.40)
Distribution per weighted-average Cash Preferred limited partner unit outstanding
Cash Preferred	$0.12	$0.11	$0.13	$0.17
Tax Preferred	$0.00	$0.00	$0.00	$0.00

(a)	The quarterly per unit amounts have been calculated using actual income (loss) for the respective quarters. Conversely, the corresponding annual income (loss) per unit amounts have been calculated assuming that income (loss) was earned ratably over the year. As a result, the sum of these quarterly per unit amounts does not equal the respective annual per unit amount presented in the accompanying financial statements.

8.	PARTNERSHIP ADMINISTRATION AND LEGAL AND ACCOUNTING COSTS:

Partnership administration and legal and accounting costs for the years ended December 31, 2004, 2003 and 2002 are comprised of the following items:

	2004	2003	2002
Salary reimbursements	$80,233	$78,597	$90,395
Independent accounting fees	25,458	30,505	9,783
Legal fees	23,550	13,584	10,786
Printing expenses	19,163	15,620	20,400
Postage and delivery expenses	8,114	7,566	3,664
Taxes and licensing fees	3,385	0	1,500
Computer Costs	1,995	6,981	6,091
Bank service charges	821	2,489	0
Registration and filing fees	748	15	15
Life Insurance	559	0	319
Other	382	5,348	43

Total partnership administration and legal and accounting costs	$164,408	$160,705	$142,996

9.	AMERICAN JOBS CREATION ACT OF 2004

The American Jobs Creation Act of 2004 (the “Act”) added Section 470 to the Internal Revenue Code, which provides certain limitations on the utilization of losses allocable to leased property owned by a partnership having both taxable and tax-exempt partners such as the Partnership. Currently, it is unclear as to how the transition rules and effective dates set forth in the Act will apply to entities such as the Partnership. However, on March 11, 2005, the Internal Revenue Service issued IRS Notice 2005-29 announcing that the IRS will not apply Section 470 to partnerships for taxable year 2004 based solely on the fact that a partnership had both taxable and tax-exempt partners. It is important to note that IRS Notice 2005-29 provides relief for partnerships for taxable year 2004 only. Accordingly, unless Congress passes corrective legislation which addresses this issue or some other form of relief from the provisions of Section 470 of the Act is granted, based on a strict reading of the Act, future passive losses allocable to Class B limited partners may only be used to offset passive income generated from the same property or within the same fund.

10.	COMMITMENTS AND CONTINGENCIES

Litigation Against Related Parties

During early 2004, a putative class action complaint was filed against, among others, Leo. F. Wells, III, and Wells Capital, our General Partners, and Wells Management. The Court granted the plaintiffs’ motion to permit voluntary dismissal of this suit, and it was dismissed without prejudice. In November 2004, the same plaintiffs filed a second putative class action complaint against, among others, Mr. Wells, Wells Capital, and Wells Management. On January 28, 2005, the defendants filed motions to dismiss the plaintiffs’ claims. The Court has not yet ruled on those motions. The details of both complaints are outlined below.

As a matter of background, on or about March 12, 2004, a putative class action complaint (the “Original Complaint”) was filed by four individuals (the “plaintiffs”) against Wells Real Estate Fund I, and Wells Capital, and Leo F. Wells, III (collectively, “the General Partners of Wells Real Estate Fund I”), as well as Wells Management and Wells Investment Securities, Inc. (“WIS”) (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791 2). Wells Real Estate Fund I is a public limited partnership. The plaintiffs filed the Original Complaint purportedly on behalf of all limited partners holding B units of Wells Real Estate Fund I as of January 15, 2003. The Original Complaint alleged, among other things, that (a) the General Partners of Wells Real Estate Fund I, WIS, and Wells Real Estate Fund I negligently and fraudulently made false statements and material omissions in connection with the initial sale (September 6, 1984 - September 5, 1986) of the

B units to investors of Wells Real Estate Fund I by making false statements and omissions in sales literature relating to the distribution of net sale proceeds to holders of B units, among other things; (b) the General Partners of Wells Real Estate Fund I and Wells Real Estate Fund I negligently and fraudulently misrepresented and concealed disclosure of, among other things, alleged discrepancies between such statements and provisions in the partnership agreement for a period of time in order to delay such investors from taking any legal, equitable, or other action to protect their investments in Wells Real Estate Fund I, among other reasons; (c) Mr. Wells and Wells Management breached an alleged contract arising out of a June 2000 consent solicitation to the limited partners; and (d) the General Partners of Wells Real Estate Fund I and Wells Real Estate Fund I breached fiduciary duties to the limited partners. On June 3, 2004, the Court granted the plaintiffs’ motion to permit voluntary dismissal, and the Original Complaint was dismissed without prejudice.

On or about November 24, 2004, the plaintiffs filed a second putative class action complaint (the “Complaint”) against Mr. Wells, Wells Capital, Wells Management, and Wells Real Estate Fund I (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04A-13051 6) (the “Hendry Action”). The plaintiffs filed the Complaint purportedly on behalf of all limited partners holding B units of Wells Real Estate Fund I as of January 9, 2002. The Complaint alleges, among other things, that the General Partners of Wells Real Estate Fund I breached their fiduciary duties to the limited partners by, among other things, (a) failing to timely disclose alleged inconsistencies between sales literature and the partnership agreement relating to the distribution of net sale proceeds; (b) engaging in a scheme to fraudulently conceal alleged inconsistencies between sales literature and the partnership agreement relating to the distribution of net sale proceeds; and (c) not accepting a settlement offer proposed by a holder of A units and a holder of A and B units in other litigation naming Wells Real Estate Fund I as a defendant, in which other litigation the court subsequently granted summary judgment in favor of Wells Real Estate Fund I. The Complaint also alleges that misrepresentations and omissions in an April 2002 consent solicitation to the limited partners caused that consent solicitation to be materially misleading. In addition, the Complaint alleges, among other things, that the General Partners of Wells Real Estate Fund I and Wells Management breached an alleged contract arising out of a June 2000 consent solicitation to the limited partners relating to an alleged waiver of deferred management fees.

The plaintiffs seek, among other remedies, the following: judgment against the General Partners of Wells Real Estate Fund I, jointly and severally, in an amount to be proven at trial; punitive damages; disgorgement of fees earned by the General Partners directly or through their affiliates; a declaration that the consent obtained as a result of an April 2002 consent solicitation is null and void; enforcement of an alleged contract arising out of the June 2000 consent solicitation to waive Wells Management’s deferred management fees; and an award to plaintiffs of their attorneys’ fees, costs and expenses. The Complaint states that Wells Real Estate Fund I is named only as a necessary party defendant and that the plaintiffs seek no money from or relief at the expense of Wells Real Estate Fund I. On January 28, 2005, the defendants filed motions to dismiss the plaintiffs’ claims. The Court has not yet ruled on those motions. Due to the uncertainties inherent in the litigation process, it is not possible to predict the ultimate outcome of this matter at this time. However, an adverse outcome could adversely affect the ability of Wells Capital, Wells Management, and Mr. Wells to fulfill their respective duties under the agreements and relationships they have with us.

The Hendry Action states that Wells Real Estate Fund I is named only as a necessary defendant and that the plaintiffs are seeking no money from or relief at the expense of Wells Real Estate Fund I. Since the partnership agreement of Wells Real Estate Fund I contains no provision for advancing defense costs to the General Partners of Wells Real Estate Fund I in connection with litigation involving the partnership in instances where the plaintiffs are seeking no monetary relief from the partnership, the General Partners of Wells Real Estate Fund I, currently Wells Capital, are funding the legal fees, costs, and expenses relating to this litigation. As of December 31, 2004, Wells Capital had incurred approximately $32,000 in legal fees, costs, and expenses related to defending the Hendry Action. At this time, management is unable to determine whether the likelihood of an unfavorable outcome is either probable or remote.

11.	SUBSEQUENT EVENT

On February 25, 2005, Fund XIII-REIT Associates entered into a purchase and sale agreement to sell the AmeriCredit Building for a gross sales price of approximately $14,400,000, excluding closing costs, and the John Wiley Building for a gross sales price of approximately $21,500,000, excluding closing costs, to an unrelated third party. The Partnership holds an equity interest of approximately 28% in Fund XIII-REIT Associates, which is the sole owner of the AmeriCredit Building and the John Wiley Building. The Partnership expects the closing of this transaction to occur before the end of April 2005. The completion of this transaction is currently subject to, among other things, various conditions and closing requirements. Accordingly, there are no assurances that this sale will be completed.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Wells Fund XIII-REIT Joint Venture Partnership:

We have audited the accompanying balance sheets of Wells Fund XIII-REIT Joint Venture Partnership as of December 31, 2004 and 2003, and the related statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Joint Venture’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Joint Venture’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Fund XIII-REIT Joint Venture Partnership at December 31, 2004 and 2003, and the results of its operations and its cash flows for the each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Atlanta, Georgia

March 10, 2005

WELLS FUND XIII-REIT JOINT VENTURE PARTNERSHIP

BALANCE SHEETS

DECEMBER 31, 2004 AND 2003

ASSETS

	2004	2003
Real estate assets, at cost:
Land	$5,702,593	$5,702,593
Building and improvements, less accumulated depreciation of $4,832,222 and $3,050,394 at December 31, 2004 and 2003, respectively	51,937,399	54,886,414
Intangible lease asset, less accumulated amortization of $2,014,869 and $409,295 at December 31, 2004 and 2003, respectively	5,351,778	5,519,542

Total real estate assets	62,991,770	66,108,549

Deferred lease acquisition costs, less accumulated amortization of $938,647 and $193,183 at December 31, 2004 and 2003, respectively	2,796,887	3,502,387
Cash and cash equivalents	2,183,050	2,455,443
Accounts receivable, net	1,335,597	1,560,080
Other assets	35,177	2,168

Total assets	$69,342,481	$73,628,627

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Intangible lease liability, less accumulated amortization of $91,076 and $10,184 at December 31, 2004 and 2003, respectively	$149,442	$178,635
Accounts payable	1,260,319	1,203,323
Partnership distributions payable	829,661	1,594,328
Due to affiliate	3,829	0
Deferred rent	334,600	464,810

Total liabilities	2,577,851	3,441,096

Partners’ capital:
Wells Real Estate Fund XIII, L.P.	18,665,456	19,627,634
Wells Operating Partnership, L.P.	48,099,174	50,559,897

Total partners’ capital	66,764,630	70,187,531

Total liabilities and partners’ capital	$69,342,481	$73,628,627

See accompanying notes.

WELLS FUND XIII-REIT JOINT VENTURE PARTNERSHIP

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2004, 2003, and 2002

	2004	2003	2002
REVENUES:
Rental income	$7,320,183	$5,740,689	$2,935,335
Reimbursement income	2,378,329	854,051	9,590
Interest and other income	2,923	1,709	2,735

Total revenues	9,701,435	6,596,449	2,947,660

EXPENSES:
Operating costs	2,922,933	1,207,438	51,357
Depreciation	1,781,828	1,806,064	977,725
Amortization of intangible lease asset	969,465	242,367	0
Amortization of deferred lease acquisition costs	745,464	193,183	0
Management and leasing fees	493,352	381,356	119,916
Joint venture administration	196,480	178,170	139,501
Legal and accounting	48,217	29,613	9,532

Total expenses	7,157,739	4,038,191	1,298,031

NET INCOME	$2,543,696	$2,558,258	$1,649,629

See accompanying notes.

WELLS FUND XIII-REIT JOINT VENTURE PARTNERSHIP

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2004, 2003, and 2002

	Wells Real Estate Fund XIII, L.P.	Wells Operating Partnership, L.P.	Total Partners’ Capital
Balance, December 31, 2001	8,453,438	18,127,338	26,580,776

Net income	531,457	1,118,172	1,649,629
Partnership contributions	8,935,194	9,294,465	18,229,659
Partnership distributions	(743,088)	(1,565,891)	(2,308,979)

Balance, December 31, 2002	17,177,001	26,974,084	44,151,085

Net income	913,478	1,644,780	2,558,258
Partnership contributions	3,125,000	24,935,267	28,060,267
Partnership distributions	(1,587,845)	(2,994,234)	(4,582,079)

Balance, December 31, 2003	19,627,634	50,559,897	70,187,531

Net income	715,033	1,828,663	2,543,696
Partnership distributions	(1,677,211)	(4,289,386)	(5,966,597)

Balance, December 31, 2004	$18,665,456	$48,099,174	$66,764,630

See accompanying notes.

WELLS FUND XIII-REIT JOINT VENTURE PARTNERSHIP

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2004, 2003, and 2002

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,543,696	$2,558,258	$1,649,629
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,781,828	1,806,064	977,725
Amortization of intangible lease assets and liabilities	1,524,682	399,111	0
Amortization of deferred lease acquisition costs	745,464	193,183	0
Other assets	(33,009)	(1,395)	0
Accounts receivable, net	224,483	(1,174,092)	(314,752)
Accounts payable	56,996	1,118,341	(60,349)
Deferred rent	(130,210)	464,810	0
Due to affiliate	3,829	0	0

Total adjustments	4,174,063	2,806,022	602,624

Net cash provided by operating activities	6,717,759	5,364,280	2,252,253

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate assets	(218,924)	(24,374,388)	(17,506,701)
Payment of deferred lease acquisition costs	(39,964)	(3,695,570)	0

Net cash used in investing activities	(258,888)	(28,069,958)	(17,506,701)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions paid to joint venture partners	(6,731,264)	(3,592,610)	(2,019,169)
Contributions from joint venture partners	0	28,060,267	17,506,701

Net cash (used in) provided by financing activities	(6,731,264)	24,467,657	15,487,532

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(272,393)	1,761,979	233,084

CASH AND CASH EQUIVALENTS, beginning of year	2,455,443	693,464	460,380

CASH AND CASH EQUIVALENTS, end of year	$2,183,050	$2,455,443	$693,464

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Deferred project costs contributed to the Joint Venture	$0	$1,083,057	$722,958

Partnership distributions payable	$829,661	$1,594,328	$604,859

See accompanying notes.

WELLS FUND XIII-REIT JOINT VENTURE PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003, AND 2002

1.	ORGANIZATION AND BUSINESS

On June 27, 2001, Wells Real Estate Fund XIII, L.P. and Wells Operating Partnership, L.P. (“Wells OP”) entered into a joint venture to form Wells Fund XIII-REIT Joint Venture Partnership (the “Joint Venture”). The general partners of Wells Real Estate Fund XIII, L.P. are Leo F. Wells, III and Wells Capital, Inc. Wells OP is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. (“Wells REIT”) serving as its general partner. Wells REIT is a Maryland corporation that qualifies as a real estate investment trust.

The Joint Venture was formed to acquire and operate commercial real properties, including properties to be developed, currently under development or construction, newly constructed or having operating histories. On July 16, 2001, the Joint Venture purchased an 85,000-square foot; two-story office building, the AmeriCredit Building, located in Orange Park, Florida. On December 21, 2001, the Joint Venture purchased two connected one-story office and assembly buildings, consisting of 148,200 square feet, the ADIC Buildings, located in Parker, Colorado. On December 12, 2002, the Joint Venture purchased a four-story office building containing 141,000-square feet, the John Wiley Building, located in Fishers, Indiana. On September 19, 2003, the Joint Venture purchased a 194,000 square foot, four-story office building, the AIU – Chicago Building, located in Hoffman Estates, Illinois. Ownership interests were recomputed based on relative cumulative capital contributions from the joint venture partners.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Lease termination income is recognized when the tenant loses the right to lease the space and the Joint Venture has satisfied all obligations under the related lease or lease termination agreement.

The Joint Venture records the sale of real estate assets pursuant to the provisions of Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate,” (“SFAS 66”). Accordingly, gains are recognized upon completing the sale and, among other things, determining the sale price and transferring all of the risks and rewards of ownership without significant continuing involvement with the seller. Recognition of all or a portion of the gain would be deferred until both of these conditions are met. Losses are recognized in full as of the sale date.

Real Estate Assets

Real estate assets are stated at cost, less accumulated depreciation. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, and any tenant improvements or major improvements and betterments which extend the useful life of the related asset. All repairs and maintenance are expensed as incurred.

The estimated useful lives of the Joint Venture’s real estate assets by class are provided below:

Buildings	40 years
Building improvements	10-25 years
Land improvements	20 years
Tenant Improvements	Lease term

Management continually monitors events and changes in circumstances that could indicate that carrying amounts of real estate assets held for investment may not be recoverable. When indicators of potential impairment are present, management assesses the recoverability of the assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future cash flows expected from the use and eventual disposition of the asset. In the event the expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to fair value and recognizes the corresponding impairment loss. Management has determined that there has been no impairment in the carrying value of its real estate assets during the periods presented. Upon becoming designated as held for sale, real estate assets are adjusted to the lower of carrying value or fair value, less costs to sell, and depreciation for such assets ceases.

In the third quarter of 2004, the Joint Venture completed a review of its real estate depreciation by performing an analysis of the components of each property type in an effort to determine weighted-average composite useful lives of its real estate assets. As a result of this review, the Joint Venture changed its estimate of the weighted-average composite useful lives for all building assets. Effective July 1, 2004, for all building assets, the Joint Venture extended the weighted-average composite useful life from 25 years to 40 years. The change resulted in an increase to net income of approximately $444,436 for the year ended December 31, 2004. We believe the change more appropriately reflects the estimated useful lives of the building assets and is consistent with prevailing industry practice.

Intangible Lease Assets and Liabilities

On January 1, 2002, the Joint Venture adopted Statement of Financial Accounting Standards No. 141, “Business Combinations,” and Statement of Financial Accounting Standards No. 142, “Goodwill and Intangibles”. These standards govern business combinations and asset acquisitions, and the accounting for acquired intangibles.

Upon the acquisition of real properties, it is the Joint Venture’s policy to allocate the purchase price of properties to acquired tangible assets, consisting of land and building, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, and the value of in-place leases, based in each case on their estimated fair values.

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

The fair values of above-market and below-market in-place leases are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining terms of the leases. The capitalized above-market and below-market lease values are recorded as intangible lease assets or liabilities and amortized as an adjustment to rental income over the remaining terms of the respective leases.

The fair values of in-place leases include direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals which are avoided by acquiring an in-place lease, and tenant relationships. Direct costs associated with obtaining a new tenant include commissions, tenant improvements and other direct costs and are estimated based on management’s consideration of current market costs to execute a similar lease. These direct costs are included in deferred lease acquisition costs in the accompanying balance sheets and are amortized to expense over the remaining terms of the respective leases. The value of opportunity costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. Customer relationships are valued based on expected renewal of a lease or the likelihood of obtaining a particular tenant for other locations. These lease intangibles are included in intangible lease assets in the accompanying balance sheets and are amortized to expense over the remaining terms of the respective leases.

During 2003, the Joint Venture amortized such lease intangibles as adjustments rental income rather than to expense. In order to be more aligned with current with industry practice, the Joint Venture reclassified the related amortization from an adjustment to rental income to expense in the accompanying statement of operations for the year ended December 31, 2003.

Estimates of the fair values of the tangible and intangible assets require the Joint Venture to estimate market lease rates, property operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, and the number of years the property is held for investment. The use of inappropriate estimates would result in an incorrect assessment of the Joint Venture’s purchase price allocations, which could impact the amount of the Joint Venture’s reported net income.

As of December 31, 2004, approximately $2,725,000 and approximately $4,642,000 was recognized as the value of above-market in-place leases and intangible absorption period costs, respectively, and included in real estate assets in the consolidated balance sheets as intangible lease assets. As of December 31, 2004, approximately $241,000 was recognized as the value of below-market in-place leases and presented in the consolidated balance sheets as intangible lease liability, and approximately $3,695,000 was recognized as intangible lease origination costs and included in deferred lease acquisition costs in the consolidated balance sheets.

During the year ended December 31, 2004, the Joint Venture recorded $1,712,000 in amortization expense related to intangible lease origination costs and intangible absorption period costs and approximately $555,000 of amortization relating to above-market and below-market in-place leases that was recorded as a net decrease in rental revenues in the consolidated statements of operations.

The remaining unamortized balance for these intangible assets/liabilities will be amortized as follows:

For the year ending December 31:	Intangible Lease Asset Amortization	Intangible Lease Liability Amortization	Intangible Lease Origination Costs Amortization	Intangible Lease Absorption Period Amortization
2005	$412,233	$52,449	$742,263	$953,669
2006	400,477	40,449	688,802	873,141
2007	397,301	30,419	604,266	800,081
2008	394,554	11,938	366,455	473,508
2009	317,352	7,094	179,056	164,731
Thereafter	0	7,093	179,056	164,731

	$1,921,917	$149,442	$2,759,898	$3,429,861

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Accounts Receivable, net

Accounts receivable are comprised of tenant receivables and straight-line rent receivables. Management assesses the collectibility of accounts receivable on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. Allowances of $3,515 and $0 are included in accounts receivable, as of December 31, 2004 and 2003, respectively.

Other Assets

Other assets, as of December 31, 2004 and 2003 are comprised of the following items:

	2004	2003
Prepaid property insurance	$19,634	$0
Prepaid lease/management fee	0	75
Other prepaid assets	15,543	2,093

Total	$35,177	$2,168

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, income and distributions are allocated to the joint venture partners based their respective ownership interests as determined by relative cumulative capital contributions, as defined. For the periods presented, Wells Real Estate Fund XIII, L.P. and Wells OP held ownership interests in the Joint Venture of approximately 28% and 72%, respectively. Net cash from operations is generally distributed to the joint venture partners on a quarterly basis.

Income Taxes

The Joint Venture is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners of Wells Real Estate Fund XIII, L.P. and Wells OP are required to include their respective share of profits and losses from the Joint Venture in their individual income tax returns.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3.	RELATED-PARTY TRANSACTIONS

(a)	Management and Leasing Fees

Wells Real Estate Fund XIII, L.P. entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the general partners. In consideration for asset management and the management and leasing of the Joint Venture’s properties, the Joint Venture will pay Wells Management management and leasing fees equal to the lesser of (a) fees that would be paid to a comparable outside firm or (b) 4.5% of the gross revenues generally paid over the life of the lease plus a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month’s rent. In the case of commercial properties which are leased on a long-term net basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term.

Wells OP entered into an asset/property management agreement with Wells Management. In consideration for asset management and the management and leasing of the Joint Venture’s properties, the Joint Venture will pay Wells Management property management, leasing and asset management fees equal to the lesser of (a) 4.5% of the gross revenues generally paid over the life of the lease or (b) 0.6% of Net Asset Value calculated on an annual basis.

The Joint Venture incurred management and leasing fees of $444,088, $298,677, and $119,916 for the years ended December 31, 2004, 2003, and 2002, respectively.

(b)	Administrative Reimbursements

Wells Management and its affiliates perform certain administrative services for the Joint Venture’s properties, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. In the opinion of management, this is a reasonable estimation of such expenses. During 2004, 2003, and 2002, the Joint Venture reimbursed $76,870, $61,467, and $36,058, respectively, to Wells Management and its affiliates for these services. As of December 31, 2004 and 2003, administrative reimbursements of $3,829 and $0 are included in due to affiliate in the accompanying balance sheets, respectively.

(c)	Deferred Project Costs

Wells Real Estate Fund XIII, L.P. and Wells REIT paid 3.5% of aggregate gross offering proceeds to Wells Capital, Inc. for acquisition and advisory services and acquisition expense reimbursements, subject to certain overall limitations. These fees were capitalized by Wells Real Estate Fund XIII, L.P. and Wells REIT as paid and allocated to specific properties, including the AmeriCredit Building, the ADIC Building, and the AIU-Chicago Building, upon acquisition by the Joint Venture. Accordingly, such deferred project costs are included in the capitalized assets of the Joint Venture and depreciated over their respective estimated useful lives.

(d)	Conflicts of Interest

The general partners of Wells Real Estate Fund XIII, L.P. are also general partners of other Wells Real Estate Funds. In addition, Wells Capital, Inc. sponsors and advises two affiliated real estate investment trusts (the REITs”) in which it retains a residual interest. As such, there may exist conflicts of interest whereby the general partners, in their capacity as general partners of other Wells Real Estate Funds or as the advisor to the REITs, may be in competition with the Joint Venture with respect to, among other things, locating suitable replacement tenants or prospective acquirers for property dispositions.

4.	RENTAL INCOME

The future minimum rental income due to the Joint Venture under non-cancelable operating leases as of December 31, 2004 follows:

Year ended December 31:
2005	7,625,185
2006	7,451,607
2007	7,338,027
2008	6,582,043
2009	5,542,002
Thereafter	6,163,901

$40,702,765

Four tenants contributed approximately 26%, 23%, 19%, and 17% of rental income for the year ended December 31, 2004. In addition, four tenants will contribute approximately 25%, 24%, 23%, and 21% of future minimum rental income.

5.	SUBSEQUENT EVENT

On February 25, 2005, the Joint Venture entered into a purchase and sale agreement to sell the AmeriCredit Building for a gross sales price of approximately $14,400,000, excluding closing costs, and the John Wiley Building for a gross sales price of approximately $21,500,000, excluding closing costs, to an unrelated third party. The Joint Venture expects the closing of this transaction to occur before the end of April 2005. The completion of this transaction is currently subject to, among other things, various conditions and closing requirements. Accordingly, there are no assurances that this sale will be completed.

WELLS FUND XIII — REIT JOINT VENTURE PARTNERSHIP

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2004

Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent To Acquisition	Gross Carrying Amount as of December 31, 2004					Accumulated Depreciation & Amortization (e)	Date of Construction	Date Acquired
		Land	Buildings and Improvements		Land	Buildings and Improvements	Intangible Lease Asset	Construction in Progress	Total
AMERICREDIT BUILDING (a)	None	$1,610,000	$10,931,466	$521,792	$1,677,084	$11,386,174	$0	$0	$13,063,258	$1,501,744	2001	07/16/01
ADIC BUILDING (b)	None	1,954,213	11,215,621	542,281	2,047,735	11,664,380	0	0	13,712,115	1,344,541	2001	12/21/01
JOHN WILEY BUILDING (c)	None	1,300,000	16,206,702	803,764	1,353,685	14,354,496	2,602,285	0	18,310,466	1,853,426	1999	12/12/02
AIU-CHICAGO BUILDING (d)	None	600,000	22,681,602	1,471,420	624,089	19,364,571	4,764,362	0	24,753,022	2,147,380	2003	9/19/03

Total		$5,464,213	$61,035,391	$3,339,257	$5,702,593	$56,769,621	$7,366,647	$0	$69,838,861	$6,847,091

(a)	AmeriCredit Building is a two-story office building located in Orange Park, Florida.

(b)	ADIC Building is a two connected one-story office and assembly buildings located in Douglas, Colorado.

(c)	John Wiley Building is a four-story office building located in Fishers, Indiana.

(d)	AIU-Chicago Building is a four-story office building located in Hoffman Estates, Illinois.

(e)	Buildings, land improvements, building improvements, and tenant improvements are depreciated using the straight-line method over 40 years, 20 years, 10 to 25 years, and the corresponding lease terms, respectively.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2004

	Cost	Accumulated Depreciation & Amortization
BALANCE AT DECEMBER 31, 2001	$26,775,372	$266,605

2002 additions	18,229,659	977,725

BALANCE AT DECEMBER 31, 2002	45,005,031	1,244,330

2003 additions	24,563,207	2,215,359

BALANCE AT DECEMBER 31, 2003	69,568,238	3,459,689

2004 additions	270,623	3,387,402

BALANCE AT DECEMBER 31, 2004	$69,838,861	$6,847,091

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Fund XIII and Fund XIV Associates:

We have audited the accompanying balance sheets of Fund XIII and Fund XIV Associates as of December 31, 2004 and 2003, and the related statements of operations, partners’ capital, and cash flows for the year ended December 31, 2004 and the period from August 20, 2003 (Inception) through December 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Joint Venture’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Joint Venture’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fund XIII and Fund XIV Associates at December 31, 2004 and 2003, and the results of its operations and its cash flows for the year ended December 31, 2004 and the period from August 20, 2003 (Inception) through December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Atlanta, Georgia

March 10, 2005

FUND XIII AND FUND XIV ASSOCIATES

BALANCE SHEETS

DECEMBER 31, 2004 and 2003

ASSETS

	2004	2003
Real estate assets, at cost:
Land	$4,062,507	$2,656,250
Building and improvements, less accumulated depreciation of $590,940 and $86,017 at December 31, 2004 and 2003, respectively	16,023,283	11,527,422
Intangible lease assets, less accumulated amortization of $626,308 and $60,917 at December 31, 2004 and 2003, respectively	3,342,633	3,230,612

Total real estate assets	23,428,423	17,414,284

Lease origination costs, less accumulated amortization of $341,049 and $28,767 at December 31, 2004 and 2003, respectively	2,050,743	2,095,951
Cash and cash equivalents	753,810	199,406
Accounts receivable	133,742	38,491
Other assets	11,235	0

Total assets	$26,377,953	$19,748,132

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Accounts payable	$68,637	$25,586
Intangible lease liabilities, less accumulated amortization of $68,687 and $0 at December 31, 2004 and 2003, respectively	618,179	686,866
Due to affiliate	5,508	0
Partnership distributions payable	577,948	196,976
Deferred rent	124,992	0

Total liabilities	1,395,264	909,428

Partners’ capital:
Wells Real Estate Fund XIII, L.P.	11,804,489	9,419,352
Wells Real Estate Fund XIV, L.P.	13,178,200	9,419,352

Total partners’ capital	24,982,689	18,838,704

Total liabilities and partners’ capital	$26,377,953	$19,748,132

See accompanying notes.

FUND XIII AND FUND XIV ASSOCIATES

STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED

DECEMBER 31, 2004 AND THE PERIOD FROM AUGUST 20, 2003 (INCEPTION) THROUGH

DECEMBER 31, 2003

	2004	2003
REVENUES:
Rental income	$2,353,598	$225,892
Tenant reimbursements	526,287	57,483
Interest and other income	330	0

Total revenues	2,880,215	283,375

EXPENSES:
Amortization of lease origination costs	840,014	84,764
Depreciation	504,923	86,017
Operating costs	485,860	40,834
Management and leasing fees	138,068	16,581
Legal and accounting	47,266	14,691
Joint venture administration	44,911	4,078

Total expenses	2,061,042	246,965

NET INCOME	$819,173	$36,410

See accompanying notes.

FUND XIII AND FUND XIV ASSOCIATES

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE PERIOD FROM AUGUST 20, 2003 (INCEPTION)

THROUGH DECEMBER 31, 2003 AND THE YEAR ENDED DECEMBER 31, 2004

	Wells Fund XIII	Wells Fund XIV	Total Partners’ Capital
Balance, August 20, 2003 (inception)	$0	$0	$0

Net income	18,205	18,205	36,410
Partnership contributions	9,499,635	9,499,635	18,999,270
Partnership distributions	(98,488)	(98,488)	(196,976)

Balance, December 31, 2003	$9,419,352	$9,419,352	$18,838,704

Net income	391,283	427,890	819,173
Partnership contributions	2,954,663	4,379,199	7,333,862
Partnership distributions	(960,809)	(1,048,241)	(2,009,050)

Balance, December 31, 2004	$11,804,489	$13,178,200	$24,982,689

See accompanying notes.

FUND XIII AND FUND XIV ASSOCIATES

STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED

DECEMBER 31, 2004 AND THE PERIOD FROM AUGUST 20, 2003 (INCEPTION) THROUGH

DECEMBER 31, 2003

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$819,173	$36,410
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	504,923	86,017
Amortization of intangible lease assets and liabilities	496,704	60,917
Amortization of intangible lease origination costs	312,282	28,767
Changes in assets and liabilities:
Accounts receivable	(95,251)	(38,491)
Other assets	(11,235)	0
Accounts payable	43,051	25,586
Due to affiliate	5,508	0
Deferred rent	124,992	0

Total adjustments	1,380,974	162,796

Net cash provided by operating activities	2,200,147	199,206

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate assets	(6,407,041)	(13,509,725)
Investment in intangible lease origination costs	(267,074)	(2,124,718)
Investment in intangible lease asset	(677,412)	(2,604,663)

Net cash used in investing activities	(7,351,527)	(18,239,106)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to joint venture partners	(1,628,078)	0
Contributions from joint venture partners	7,333,862	18,239,306

Net cash provided by financing activities	5,705,784	18,239,306

NET INCREASE IN CASH AND CASH EQUIVALENTS	554,404	199,406

CASH AND CASH EQUIVALENTS, beginning of period	199,406	0

CASH AND CASH EQUIVALENTS, end of period	$753,810	$199,406

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Deferred project costs applied to the joint venture	$292,620	$759,964

Partnership distributions payable	$577,948	$196,976

See accompanying notes.

FUND XIII AND FUND XIV ASSOCIATES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004 and 2003

1.	ORGANIZATION AND BUSINESS

On August 20, 2003, Wells Real Estate Fund XIII, L.P. and Wells Real Estate Fund XIV, L.P. entered into a joint venture to form Fund XIII and Fund XIV Associates (the “Joint Venture”). The general partners of Wells Real Estate Fund XIII, L.P. and Wells Real Estate Fund XIV, L.P. are Leo F. Wells, III and Wells Capital, Inc.

The Joint Venture was formed to acquire and operate commercial real properties, including properties to be developed, currently under development or construction, newly constructed or having operating histories. On October 30, 2003, the Joint Venture purchased an 82,000-square-foot, two single-story office building, the Seimens-Orlando Building, located in Orlando, Florida. On December 19, 2003, in a sale-leaseback transaction, the Joint Venture acquired the Randstad – Atlanta Building, a four-story office building containing approximately 65,000 aggregate rentable square feet located in Atlanta, Georgia. On March 26, 2004, the Joint Venture purchased a 120,000-square-foot, one story office and warehouse building, 7500 Setzler Parkway, located in Brooklyn Park, Minnesota. Ownership interests were recomputed based on relative cumulative capital contributions from the joint venture partners.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Lease termination income is recognized when the tenant loses the right to lease the space and the Joint Venture has satisfied all obligations under the related lease or lease termination agreement.

The Joint Venture records the sale of real estate assets pursuant to the provisions of Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate,” (“SFAS 66”). Accordingly, gains are recognized upon completing the sale and, among other things, determining the sale price and transferring all of the risks and rewards of ownership without significant continuing involvement with the seller. Recognition of all or a portion of the gain would be deferred until both of these conditions are met. Losses are recognized in full as of the sale date.

Real Estate Assets

Real estate assets are stated at cost, less accumulated depreciation. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, and any tenant improvements or major improvements and betterments which extend the useful life of the related asset. All repairs and maintenance are expensed as incurred.

The estimated useful lives of the Joint Venture’s real estate assets by class are provided below:

Buildings	40 years
Building improvements	10-25 years
Land improvements	20 years
Tenant Improvements	Lease term

Management continually monitors events and changes in circumstances that could indicate that carrying amounts of real estate assets held for investment may not be recoverable. When indicators of potential impairment are present, management assesses the recoverability of the assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future cash flows expected from the use and eventual disposition of the asset. In the event the expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to fair value and recognizes the corresponding impairment loss. Management has determined that there has been no impairment in the carrying value of its real estate assets during the periods presented. Upon becoming designated as held for sale, real estate assets are adjusted to the lower of carrying value or fair value, less costs to sell, and depreciation for such assets ceases.

In the third quarter of 2004, the Joint Venture completed a review of its real estate depreciation by performing an analysis of the components of each property type in an effort to determine weighted-average composite useful lives of its real estate assets. As a result of this review, the Joint Venture changed its estimate of the weighted-average composite useful lives for all building assets. Effective July 1, 2004, for all building assets, the Joint Venture extended the weighted-average composite useful life from 25 years to 40 years. The change resulted in an increase to net income of approximately $126,306 for the year ended December 31, 2004. We believe the change more appropriately reflects the estimated useful lives of the building assets and is consistent with prevailing industry practice.

Intangible Lease Assets and Liabilities

On January 1, 2002, the Joint Venture adopted Statement of Financial Accounting Standards No. 141, “Business Combinations,” and Statement of Financial Accounting Standards No. 142, “Goodwill and Intangibles”. These standards govern business combinations and asset acquisitions, and the accounting for acquired intangibles.

Upon the acquisition of real properties, it is the Joint Venture’s policy to allocate the purchase price of properties to acquired tangible assets, consisting of land and building, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, and the value of in-place leases, based in each case on their estimated fair values.

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

The fair values of above-market and below-market in-place leases are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining terms of the leases. The capitalized above-market and below-market lease values are recorded as intangible lease assets or liabilities and amortized as an adjustment to rental income over the remaining terms of the respective leases.

The fair values of in-place leases include direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals which are avoided by acquiring an in-place lease, and tenant relationships. Direct costs associated with obtaining a new tenant include commissions, tenant improvements and other direct costs and are estimated based on management’s consideration of current market costs to execute a similar lease. These direct costs are included in deferred lease acquisition costs in the accompanying balance sheets and are amortized to expense over the remaining terms of the respective leases. The value of opportunity costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. Customer relationships are valued based on expected renewal of a lease or the likelihood of obtaining a particular tenant for other locations. These lease intangibles are included in intangible lease assets in the accompanying balance sheets and are amortized to expense over the remaining terms of the respective leases.

During 2003, the Joint Venture amortized such lease intangibles as adjustments rental income rather than to expense. In order to be more aligned with current with industry practice, the Joint Venture reclassified the related amortization from an adjustment to rental income to expense in the accompanying statement of operations for the year ended December 31, 2003.

Estimates of the fair values of the tangible and intangible assets require the Joint Venture to estimate market lease rates, property operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, and the number of years the property is held for investment. The use of inappropriate estimates would result in an incorrect assessment of the Joint Venture’s purchase price allocations, which could impact the amount of the Joint Venture’s reported net income.

As of December 31, 2004, approximately $220,000 and approximately $3,749,000 was recognized as the value of above-market in-place leases and intangible absorption period costs, respectively, and included in real estate assets in the consolidated balance sheets as intangible lease assets. As of December 31, 2004, approximately $687,000 was recognized as the value of below-market in-place leases and presented in the consolidated balance sheets as intangible lease liability, and approximately $2,392,000 was recognized as intangible lease origination costs and included in deferred lease acquisition costs in the consolidated balance sheets.

During the year ended December 31, 2004, the Joint Venture recorded $840,000 in amortization expense related to intangible lease origination costs and intangible absorption period costs and approximately $31,000 of amortization relating to above-market and below-market in-place leases that was recorded as a net increase in rental revenues in the consolidated statements of operations.

The remaining unamortized balance for these intangible assets/liabilities will be amortized as follows:

For the year ending December 31:	Intangible Lease Asset Amortization	Intangible Lease Liability Amortization	Intangible Lease Origination Costs Amortization	Intangible Lease Absorption Period Amortization
2005	$40,371	$68,687	$322,173	$550,110
2006	39,768	68,687	321,031	546,317
2007	32,262	68,687	306,749	500,348
2008	22,648	68,687	287,921	453,624
2009	20,510	68,687	258,911	403,047
Thereafter	21,679	274,744	553,958	711,949

	$177,238	$618,179	$2,050,743	$3,165,395

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Accounts Receivable

Accounts receivable are comprised of tenant receivables and straight-line rent receivables. Management assesses the collectibility of accounts receivable on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. No such allowances have been recorded as of December 31, 2004 or 2003.

Other Assets

Other assets, as of December 31, 2004 and 2003 are comprised of the following items:

	2004	2003
Prepaid property insurance	$6,035	$0
Utility deposits	5,200	0

Total	$11,235	$0

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, income and distributions are allocated to the joint venture partners based upon their respective ownership interests as determined by relative cumulative capital contributions, as defined. For the periods presented, Wells Real Estate Fund XIII, L.P. and Wells Real Estate Fund XIV, L.P. held ownership interests in the Joint Venture of approximately 47% and 53%, respectively. Net cash from operations is generally distributed to the joint venture partners on a quarterly basis.

Income Taxes

The Joint Venture is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners of Wells Real Estate Fund XIII, L.P. and Wells Real Estate Fund XIV, L.P. are required to include their respective share of profits and losses from the Joint Venture in their individual income tax returns.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3.	RELATED-PARTY TRANSACTIONS

(a) Management and Leasing Fees

Wells Real Estate Fund XIII, L.P. and Wells Real Estate Fund XIV, L.P. entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the general partners. In consideration for asset management and the management and leasing of the Joint Venture’s properties, the Joint Venture will pay Wells Management management and leasing fees equal to 4.5% of the gross revenues generally paid over the life of the lease, plus a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month’s rent. In the case of commercial properties which are leased on a long-term net basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. The Joint Venture incurred management and leasing fees of $125,668 and $16,581 for the year ended December 31, 2004 and the period from August 20, 2003 (Inception) to December 31, 2003, respectively.

(b) Administration Reimbursements

Wells Management and its affiliates perform certain administrative services for the Joint Venture, relating to accounting, property management, and other joint venture administration, and incur the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. In the opinion of management, this is a reasonable estimation of such expense. During 2004 and the period from August 20, 2003 (Inception) to December, 31 2003, the Joint Venture reimbursed $50,031 and $4,735, respectively, to Wells Management and its affiliates for these services. As of December 31, 2004 and 2003, administrative reimbursements of $5,508 and $0 are included in due to affiliate in the accompanying balance sheets, respectively.

(c) Deferred Project Costs

Wells Real Estate Fund XIII, L.P. and Wells Real Estate Fund XIV, L.P. pay 3.5% of gross capital contributions to Wells Capital, Inc. for acquisition and advisory services, subject to certain overall limitations provided in the respective partnership agreements. These fees were capitalized by Wells Real Estate Fund XIII, L.P. and Wells Real Estate Fund XIV, L.P. as paid and allocated to specific properties upon acquisition by the Joint Venture. Accordingly, such deferred project costs are included in the capitalized assets of the Joint Venture.

(d) Conflict of Interest

The general partners of Wells Real Estate Fund XIII, L.P. and Wells Real Estate Fund XIV, L.P. are also general partners of other Wells Real Estate Funds. In addition, Wells Capital, Inc. sponsors and advises two affiliated real estate investment trusts (the “REITs”) in which it retains a residual interest. As such, there may exist conflicts of interest whereby the general partners, in their capacity as general partners of other Wells Real Estate Funds or as the advisor to the REITs, may be in competition with the Joint Venture with respect to, among other things, locating suitable replacement tenants or prospective acquirers for property dispositions.

4.	RENTAL INCOME

The future minimum rental income due to the Joint Venture under non-cancelable operating leases as of December 31, 2004 is as follows:

Year ended December 31:
2005	$2,372,729
2006	2,378,795
2007	2,316,060
2008	2,200,597
2009	2,037,289
Thereafter	4,067,301

$15,372,771

Four tenants contributed approximately 32%, 29%, 19% and 8% of rental income for the year ended December 31, 2004. In addition, four tenants will contribute approximately 39%, 23%, 23% and 11% of future minimum rental income.

FUND XIII AND FUND XIV ASSOCIATES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2004

Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent To Acquisition	Gross Carrying Amount s of December 31, 2004				Accumulated Depreciation & Amortization (d)	Date of Construction	Date Acquired
		Land	Buildings and Improvements		Land	Buildings and Improvements	Intangible Lease Asset	Total
SIEMENS – ORLANDO BUILDING(a)	None	$1,950,000	$8,734,436	$487,880	$2,031,250	$7,095,759	$2,045,307	$11,172,316	$726,971	2003	10/30/2003

RANDSTAD – ATLANTA BUILDING(b)	None	600,000	4,829,953	976,613	625,000	4,535,345	1,246,221	6,406,566	286,593	2003	12/19/2003

7500 SETZLER PARKWAY BUILDING(c)	None	1,350,000	5,423,401	293,388	1,406,257	4,983,119	677,413	7,066,789	203,684	2004	03/26/2004

Total		$3,900,000	$18,987,790	$1,757,881	$4,062,507	$16,614,223	$3,968,941	$24,645,671	$1,217,248

(a)	Siemens – Orlando Building is a two-story office building located in Orlando, Florida.
(b)	Randstad – Atlanta Building is a four-story office building located in Atlanta, Georgia.
(c)	7500 Setzler Parkway is a one-story office and warehouse located in Brooklyn Park, Minnesota.
(d)	Buildings, land improvements, building improvements, and tenant improvements are depreciated using the straight-line method over 40 years, 20 years, 10 to 25 years, and the corresponding lease terms, respectively.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2004

	Cost	Accumulated Depreciation & Amortization
BALANCE AT AUGUST 20, 2003 (INCEPTION)	$0	$0

2003 additions	17,561,218	146,934

BALANCE AT DECEMBER 31, 2003	17,561,218	146,934

2004 additions	7,084,453	1,070,314

BALANCE AT DECEMBER 31, 2004	$24,645,671	$1,217,248