Form 10-Q
period 2005-03-31
WELLS REAL ESTATE FUND XIII L P
filed 2005-05-13
CIK 1127245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                              to

Commission file number 0-49633

WELLS REAL ESTATE FUND XIII, L.P.

(Exact name of registrant as specified in its charter)

Georgia	58-2438244
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6200 The Corners Pkwy., Norcross, Georgia	30092-3365
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(770) 449-7800

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

General economic risks

•	Adverse changes in general or local economic conditions; and

•	Adverse economic conditions affecting the particular industry of one or more tenants in properties owned by our joint ventures.

Enterprise risks

•	Our dependency on Wells Capital, Inc. (“Wells Capital”) and its affiliates and their key personnel for various administrative services; and

•	Wells Capital’s ability to attract and retain high quality personnel who can provide acceptable service levels and generate economies of scale over time.

Real estate risks

•	Ability to achieve appropriate occupancy levels resulting in rental amounts sufficient to cover operating costs;

•	Supply of or demand for similar or competing rentable space, which may adversely impact retaining or obtaining new tenants upon lease expiration at acceptable rental amounts;

•	Tenant ability or willingness to satisfy obligations relating to our existing lease agreements;

•	Increases in property operating expenses, including property taxes, insurance, and other costs not recoverable from tenants;

•	Ability to secure adequate insurance at reasonable and appropriate rates to avoid uninsured losses or losses in excess of insured amounts;

•	Discovery of previously undetected environmentally hazardous or other undetected adverse conditions at our properties;

•	Ability to fund foreseen and unforeseen capital expenditures, including those related to tenant build-out projects, tenant improvements, and lease-up costs, out of operating cash flow or net property sale proceeds; and

•	Ability to sell a property when desirable at an acceptable return, including the ability of the purchaser to satisfy any and all closing conditions.

Other operational risks

•	Our reliance on Wells Management Company, Inc. (“Wells Management”) or third parties to manage our properties;

•	Increases in our administrative operating expenses, including increased expenses associated with operating as a public company in the current regulatory environment;

•	Ability to comply with governmental, tax, real estate, environmental, and zoning laws or regulations and funding the related costs of compliance; and

•	Actions of our joint venture partners including potential bankruptcy, business interests differing from ours, or other actions that may adversely impact the operations of joint ventures.

WELLS REAL ESTATE FUND XIII, L.P.

WELLS REAL ESTATE FUND XIII, L.P.

BALANCE SHEETS

ASSETS

	March 31, 2005 (unaudited)	December 31, 2004
Investments in joint ventures	$30,206,945	$30,469,946
Cash and cash equivalents	141,027	152,551
Due from affiliate	0	478
Due from joint ventures	544,192	506,587

Total assets	$30,892,164	$31,129,562

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Accounts payable and accrued expenses	$36,522	$36,396
Partnership distributions payable	624,460	665,486
Due to affiliate	109,679	3,371

Total liabilities	770,661	705,253

PARTNERS’ CAPITAL:
Limited partners:
Cash Preferred—3,122,300 units and 3,131,700 units issued and outstanding as of March 31, 2005 and December 31, 2004, respectively	27,252,684	27,274,976
Tax Preferred—649,748 units and 640,348 units issued and outstanding as of March 31, 2005 and December 31, 2004, respectively	2,868,819	3,149,333
General partners	0	0

Total partners’ capital	30,121,503	30,424,309

Total liabilities and partners’ capital	$30,892,164	$31,129,562

See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2005	2004
EQUITY IN INCOME OF JOINT VENTURES	$352,776	$245,335

EXPENSES:
Partnership administration	24,998	17,947
Legal and accounting	5,848	12,868
Other general and administrative	276	290

Total expenses	31,122	31,105

INTEREST AND OTHER INCOME	0	9,472

NET INCOME	$321,654	$223,702

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS:
CASH PREFERRED	$686,275	$541,785

TAX PREFERRED	$(364,621)	$(318,083)

NET INCOME (LOSS) PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CASH PREFERRED	$0.22	$0.18

TAX PREFERRED	$(0.56)	$(0.46)

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CASH PREFERRED	3,122,300	3,083,828

TAX PREFERRED	649,748	688,220

See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2004

AND THE THREE MONTHS ENDED MARCH 31, 2005 (unaudited)

	Limited Partners					General Partners	Total Partners’ Capital
	Original	Cash Preferred		Tax Preferred
		Units	Amount	Units	Amount
BALANCE, December 31, 2003	$0	3,083,828	$26,958,308	688,220	$5,030,438	$0	$31,988,746

Cash Preferred conversion elections	0	(10,000)	(87,594)	10,000	87,594	0	0
Tax Preferred conversion elections	0	57,872	339,128	(57,872)	(339,128)	0	0
Net income (loss)	0	0	2,583,944	0	(1,629,571)	0	954,373
Distributions of operating cash flows ($0.81 per weighted-average Cash Preferred Unit)	0	0	(2,518,810)	0	0	0	(2,518,810)

BALANCE, December 31, 2004	0	3,131,700	27,274,976	640,348	3,149,333	$0	30,424,309

Cash Preferred conversion elections	0	(10,000)	(87,093)	10,000	87,093	0	0
Tax Preferred conversion elections	0	600	2,986	(600)	(2,986)	0	0
Net income (loss)	0	0	686,275	0	(364,621)	0	321,654
Distributions of operating cash flows ($0.20 per weighted-average Cash Preferred Unit)	0	0	(624,460)	0	0	0	(624,460)

BALANCE, March 31, 2005	$0	3,122,300	$27,252,684	649,748	$2,868,819	$0	$30,121,503

See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$321,654	$223,702
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint ventures	(352,776)	(245,335)
Operating distributions received from joint ventures	680,253	681,984
Changes in operating assets and liabilities:
Due from affiliate	478	0
Due to affiliate	4,227	0
Accounts payable and accrued expenses	126	5,051

Total adjustments	332,308	441,700

Net cash provided by operating activities	653,962	665,402

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures	0	(2,836,444)

Net cash used in investing activities	0	(2,836,444)

CASH FLOWS FROM FINANCING ACTIVITIES:
Operating distributions paid to limited partners	(665,486)	(501,122)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(11,524)	(2,672,164)

CASH AND CASH EQUIVALENTS, beginning of period	152,551	2,804,796

CASH AND CASH EQUIVALENTS, end of period	$141,027	$132,632

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Deferred project costs applied to joint ventures	$0	$118,219

Partnership distributions payable	$24,460	$616,766

Due to affiliate	$102,081	$0

See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2005 (unaudited)

1.	ORGANIZATION AND BUSINESS

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

1. AmeriCredit Building(2)

A two-story office building located in Orange Park, Florida

2. ADIC Buildings

Two connected one-story office and assembly buildings located in Parker, Colorado

3. John Wiley Building(2)

A four-story office building located in Fishers, Indiana

4. AIU—Chicago Building

A four-story office building located in Hoffman Estates, Illinois

Joint Venture	Joint Venture Partners	Properties
Fund XIII and Fund XIV Associates (“Fund XIII-XIV Associates”)	• Wells Real Estate Fund XIII, L.P. • Wells Real Estate Fund XIV, L.P.

5. Siemens—Orlando Building

Two one-story office buildings located in Orlando, Florida

6. Randstad—Atlanta Building

A four-story office building located in Atlanta, Georgia

7. 7500 Setzler Parkway (Acquired on March 26, 2004)

A one-story office and warehouse building located in Brooklyn Park, Minnesota

(1)	Wells Operating Partnership, L.P. (“Wells OP”) is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. (“Wells REIT”) serving as its general partner; Wells REIT is a Maryland corporation that qualifies as a real estate investment trust.
(2)	These properties were sold in April 2005.

Wells Real Estate Fund XIV, L.P. is affiliated with the Partnership through common general partners. Each of the properties described above was acquired on an all-cash basis. For further information regarding the Joint Ventures and foregoing properties, refer to the Partnership’s Form 10-K for the year ended December 31, 2004.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Partnership have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly present the results for these periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Partnership’s Form 10-K for the year ended December 31, 2004.

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

Management and Leasing Fees

The Partnership has entered into a property management, leasing, and asset management agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. Accordingly, Wells Management receives compensation for the management and leasing of the Partnership’s properties, owned directly or through the Joint Ventures, equal to the lesser of (a) fees that would be paid to a comparable outside firm or (b) 4.5% of the gross revenues collected monthly; plus, a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month’s rent. In the case of commercial properties which are leased on a long-term net-lease basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in income of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures is $56,103 and $43,297 for the three months ended March 31, 2005 and 2004, respectively.

Administration Reimbursements

Wells Capital, one of our General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital and Wells Management for administrative expenses of $23,723 and $17,280 for the three months ended March 31, 2005 and 2004, respectively. As of December 31, 2004, overpayments to Wells Capital for administrative reimbursements of $478 are recorded as due from affiliate in the accompanying balance sheet. As of December 31, 2004, administrative reimbursements due to Wells Management of $3,371 are included in due to affiliates in the accompanying balance sheet. As of March 31, 2005, administrative reimbursements due to Wells Management and Wells Capital of $7,598 are included in due to affiliates in the accompanying balance sheet.

Acquisition and Advisory Fees and Acquisition Expense Reimbursements

The Partnership has incurred acquisition and advisory fees and acquisition expense reimbursements payable to Wells Capital in an amount equal to 3.5% of aggregate gross offering proceeds. The Partnership did not incur acquisition and advisory fees and acquisition expense reimbursements during the three months ended March 31, 2005 and 2004, and applied deferred project costs of $0 and $118,219, upon investment in the Joint Ventures during the three months ended March 31, 2005 and 2004, respectively.

4.	INVESTMENTS IN JOINT VENTURES

Basis of Presentation

The Partnership owned interests in seven properties during the periods presented through its ownership in the Joint Ventures. The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Approval by the Partnership, as well as the other Joint Venture partners, is required for any major decision or any action that would materially affect the Joint Ventures or their real property investments. Accordingly, investments in the Joint Ventures are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. For further information regarding investments in the Joint Ventures, refer to the financial statements and footnotes included in the Partnership’s Form 10-K for the year ended December 31, 2004.

Summary of Operations

The following information summarizes the operations of the Joint Ventures for the three months ended March 31, 2005 and 2004, respectively:

	Total Revenues			Income From Continuing Operations		Income From Discontinued Operations		Net Income
	Three Months Ended March 31,			Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2005	2004		2005	2004	2005	2004	2005	2004
Fund XIII-REIT Associates	$1,674,350	$1,513,223		$306,186	$190,544	$554,204	$427,754	$860,390	$618,298
Fund XIII-XIV Associates	812,032	606,259		234,504	143,166	0	0	234,504	143,166

	$2,486,382	$2,119,482	(1)	$540,690	$333,710	$554,204	$427,754	$1,094,894	$761,464

(1)	Through the first quarter 2004, the Joint Ventures reported the amortization of the fair values of in-place leases, including opportunity costs associated with lost rentals that are avoided by acquiring in-place leases and tenant relationships, as an adjustment to rental income. In the second quarter 2004, the Joint Ventures began reflecting this amortization as amortization expense and have reclassified such amortization amounts, including $357,516 for the three months ended March 31, 2004, from rental income to amortization expense for all periods previously presented. The period of amortization continues to be the term of the respective lease. This reclassification had no impact on net income.

5.    SUBSEQUENT EVENT

On April 13, 2005, Fund XIII-REIT Associates sold the AmeriCredit Building and the John Wiley Building to an unrelated third party. The gross sales price, excluding closing costs, for the AmeriCredit Building and the John Wiley Building was approximately $14.4 million and $21.5 million, respectively. As a result of the sale, the Partnership received net sale proceeds of approximately $10.0 million and was allocated a gain of approximately $2.1 million. The Partnership holds an equity interest of approximately 28% in Fund XIII-REIT Associates, the former owner of the AmeriCredit Building and the John Wiley Building.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I, as well as the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations provided in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

The period during which real estate assets are owned and operated by the Partnership during the initial lease terms of the tenants. Strategic dispositions could occur during this phase in order to capitalize on market conditions;

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

Portfolio Overview

We are currently in the holding phase of our life cycle. The Partnership now owns interests in five properties, having sold the AmeriCredit Building and the John Wiley Building after the close of the quarter. The remaining five properties are 100% leased to tenants in the beginning to middle of their lease terms.

The sales of the AmeriCredit Building and the John Wiley Building were a great start to 2005. The assets were sold as part of a larger package sale, and the transaction reflected a significant increase over the initial purchase prices of both assets.

The first quarter 2005 annualized operating distribution rate to the Cash-Preferred unit holders was 8.0%, a slight decrease from the prior quarter distribution rate. We anticipate that operating distributions may decline in the near term as a result of reduced cash flow related to the two property sales. The General Partners will be evaluating the capital needs of the other properties in the portfolio to determine if all, or a portion of, the net sale proceeds can be distributed in 2005.

Property Summary

Information related to the properties owned by the Joint Ventures follows:

•	The AmeriCredit Building is located in Orange Park, Florida. This property was sold on April 13, 2005, and approximately $4,000,000 in net sale proceeds has been allocated to the Partnership.

•	The ADIC Buildings, located in Parker, Colorado, are fully leased until 2011.

•	The John Wiley Building is located in Fishers, Indiana. This property was sold on April 13, 2005, and approximately $6,000,000 in net sale proceeds has been allocated to the Partnership.

•	The AIU—Chicago Building is in Hoffman Estates, Illinois, a suburb of Chicago. This asset is now 100% leased, with American Intercontinental University having expanded into the remaining vacant space. Lease expirations are spread between 2006 and 2010.

•	The Siemens—Orlando Building was acquired in October 2003. The property is 100% leased to four tenants, and the major lease to Siemens Shared Services, LLC extends to 2009.

•	The Randstad—Atlanta Building was acquired in December 2003. This office property is 100% leased to Randstad Staffing Services, Inc., and the expiration is in 2013.

•	7500 Setzler Parkway in Brooklyn Park, Minnesota, was acquired in March 2004. This property is currently 100% leased to RR Donnelley & Sons Company until 2010.

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

Real Estate Funds with Current Vacancy or Near-term Rollover Exposure

Real estate funds that own interests in properties with current vacancies or near-term tenant rollover may face a challenging leasing environment. The properties within these funds will generally face lower rents and higher concession packages to the tenants in order to re-lease vacant space.

From a valuation standpoint, it is generally preferable to either renew an existing tenant lease or re-lease the property prior to marketing it for sale. Generally, buyers will heavily discount their offering prices to compensate for existing or pending vacancies.

Results of Operations

Equity in Income of Joint Ventures

Equity in income of Joint Ventures was $352,776 and $245,335 for the three months ended March 31, 2005 and 2004, respectively. The 2005 increase in equity in income of Joint Ventures is primarily attributable to (i) an entire quarter of earnings generated by Fund XIII-XIV Associates due to the acquisition of 7500 Setzler Parkway on March 26, 2004; (ii) a reduction in depreciation expense for the AmeriCredit Building and the John Wiley Building as a result of being classified as held for sale effective February 25, 2005; (iii) receipt of lease cancellation fee at AIU—Chicago Building due to one tenant’s, Lumberman’s, early lease termination; (iv) a decline in depreciation expense as a result of changing the estimated weighted-average composite useful life from 25 years to 40 years for all the buildings owned through the Joint Ventures effective July 1, 2004, partially offset by (v) funding of capital expenditures for heating and air conditioning repairs at the Randstad—Atlanta Building.

Expenses of the Partnership

Our total expenses remained stable at $31,122 for the three months ended March 31, 2005 as compared to $31,105 for the three months ended March 31, 2004.

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

Short-Term Liquidity

During the three months ended March 31, 2005 we generated net operating cash flows, including operating distributions received from the Joint Ventures, of approximately $654,000, as compared to approximately $665,000 for the three months ended March 31, 2004. Operating distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. Such operating cash flows were primarily used to pay operating distributions to limited partners holding Cash Preferred Units.

At this time, we expect to continue to generate cash flows from operations, including distributions from the Joint Ventures, sufficient to cover our estimated future expenses. Our General Partners anticipate that operating distributions to limited partners may decline in the near term as we fund our pro-rata share of (i) anticipated capital improvements for the Randstad Building, the Siemens—Orlando Building, and the AIU—Chicago Building and (ii) loss of cash flows due to the recent sales of the AmeriCredit Building and the John Wiley Building in April 2005.

We believe that the cash on hand and operating distributions due from the Joint Ventures are sufficient to cover our working capital needs, including liabilities of approximately $771,000, as of March 31, 2005. During the remainder of 2005, our General Partners anticipate that we will be able to fund our proportionate share of capital expenditures noted above.

Long-Term Liquidity

We expect that our future sources of capital will be primarily derived from operating cash flows generated from the Joint Ventures, and net proceeds generated from the selective and strategic sale of properties. Our future long-term liquidity requirements will include, but not be limited to, tenant improvements, renovations, expansions, and other significant capital improvements necessary for properties owned through the Joint Ventures. We expect to continue to use substantially all future net cash flows from operations. Future cash flows from operating activities will be primarily affected by distributions received from the Joint Ventures, which are dependent upon net operating income generated by the Joint Ventures’ properties, less reserves for known capital expenditures.

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

Related-Party Transactions and Agreements

Related-Party Fees and Reimbursements

We have entered into agreements with Wells Capital, Wells Management, an affiliate of our General Partners, and their affiliates, whereby we pay certain fees and expense reimbursements to Wells Capital, Wells Management and their affiliates for asset management, the management and leasing of our properties; administrative services relating to accounting, property management, and other partnership administration; and incur the related expenses. See Note 3 to our financial statements included in this report for a description of these fees and expense reimbursements we have incurred.

Economic Dependency

We have engaged Wells Capital, our corporate General Partner, and Wells Management, an affiliate of Wells Capital, to provide certain services that are essential to the Partnership, including asset management services, supervision of the management and leasing of properties owned through the Joint Ventures, asset acquisition and disposition services, as well as other administrative responsibilities for the Partnership including accounting services, shareholder communications, and investor relations. These agreements are terminable by either party on 60 days’ written notice. As a result of these relationships, the Partnership is dependent upon Wells Capital and Wells Management.

Wells Capital and Wells Management are all owned and controlled by Wells Real Estate Funds, Inc. (“WREF”). The operations of Wells Capital and Wells Management represent substantially all of the business of WREF. Accordingly, the Partnership focuses on the financial condition of WREF when assessing the financial condition of Wells Capital and Wells Management. In the event that WREF were to become unable to meet its obligations as they become due, the Partnership might be required to find alternative service providers.

WREF’s net income was approximately $5.5 million for the three months ended March 31, 2005. Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock of Wells Real Estate Investment Trust II, Inc., an affiliated real estate investment trust for which Wells Capital serves as the advisor, and the volume of future acquisitions and dispositions of real estate assets by Wells-sponsored programs. As of March 31, 2005 and December 31, 2004, WREF held cash balances of approximately $16.2 million and $6.3 million, respectively. WREF believes that it has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its obligations as they become due.

Litigation Against Related Parties

During early 2004, a putative class action complaint was filed against, among others, Leo. F. Wells, III, and Wells Capital, our General Partners, and Wells Management. The Court granted the plaintiffs’ motion to permit voluntary dismissal of this suit, and it was dismissed without prejudice. In November 2004, the same plaintiffs filed a second putative class action complaint against, among others, Mr. Wells, Wells Capital, and Wells Management. On January 28, 2005, the defendants filed motions to dismiss the plaintiffs’ claims. On March 31, 2005, the plaintiffs filed briefs in opposition to the defendants’ motions to dismiss. The Court has not yet ruled on these pending motions. The details of both complaints are outlined below.

As a matter of background, on or about March 12, 2004, a putative class action complaint (the “Original Complaint”) was filed by four individuals (the “plaintiffs”) against Wells Real Estate Fund I, and Wells Capital, and Leo F. Wells, III (collectively, “the General Partners of Wells Real Estate Fund I”), as well as Wells Management and Wells Investment Securities, Inc. (“WIS”) (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791 2). Wells Real Estate Fund I is a public limited partnership. The plaintiffs filed the Original Complaint purportedly on behalf of all limited partners holding B units of Wells Real Estate Fund I as of January 15, 2003. The Original Complaint alleged, among other things, that (a) the General Partners of Wells Real Estate Fund I, WIS, and Wells Real Estate Fund I negligently and fraudulently made false statements and material omissions in connection with the initial sale (September 6, 1984—September 5, 1986) of the B units to investors of Wells Real Estate Fund I by making false statements and omissions in sales literature relating to the distribution of net sale proceeds to holders of B units, among other things; (b) the General Partners of Wells Real Estate Fund I and Wells Real Estate Fund I negligently and fraudulently misrepresented and concealed disclosure of, among other things, alleged discrepancies between such statements and provisions in the partnership agreement for a period of time in order to delay such investors from taking any legal, equitable, or other action to protect their investments in Wells Real Estate Fund I, among other reasons; (c) Mr. Wells and Wells Management breached an alleged contract arising out of a June 2000 consent solicitation to the limited partners; and (d) the General Partners of Wells Real Estate Fund I and Wells Real Estate Fund I breached fiduciary duties to the limited partners. On June 3, 2004, the Court granted the plaintiffs’ motion to permit voluntary dismissal, and the Original Complaint was dismissed without prejudice.

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

The plaintiffs seek, among other remedies, the following: judgment against the General Partners of Wells Real Estate Fund I, jointly and severally, in an amount to be proven at trial; punitive damages; disgorgement of fees earned by the General Partners directly or through their affiliates; a declaration that the consent obtained as a result of an April 2002 consent solicitation is null and void; enforcement of an alleged contract arising out of the June 2000 consent solicitation to waive Wells Management’s deferred management fees; and an award to plaintiffs of their attorneys’ fees, costs and expenses. The Complaint states that Wells Real Estate Fund I is named only as a necessary party defendant and that the plaintiffs seek no money from or relief at the expense of Wells Real Estate Fund I. On January 28, 2005, the defendants filed motions to dismiss the plaintiffs’ claims. On March 31, 2005, the plaintiffs filed briefs in opposition to the defendants’ motions to dismiss. The Court has not yet ruled on these pending motions. Due to the uncertainties inherent in the litigation process, it is not possible to predict the ultimate outcome of this matter at this time. However, an adverse outcome could adversely affect the ability of Wells Capital, Wells Management, and Mr. Wells to fulfill their respective duties under the agreements and relationships they have with us.

The Hendry Action states that Wells Real Estate Fund I is named only as a necessary defendant and that the plaintiffs are seeking no money from or relief at the expense of Wells Real Estate Fund I. Since the partnership agreement of Wells Real Estate Fund I contains no provision for advancing defense costs to the General Partners of Wells Real Estate Fund I in connection with litigation involving the partnership in instances where the plaintiffs are seeking no monetary relief from the partnership, the General Partners of Wells Real Estate Fund I, currently Wells Capital, are funding the legal fees, costs, and expenses relating to this litigation. As of March 31, 2005, Wells Capital had incurred approximately $215,000 in legal fees, costs, and expenses related to defending the Hendry Action. At this time, management is unable to determine whether the likelihood of an unfavorable outcome is either probable or remote.

Conflicts of Interest

Our General Partners are also general partners of other affiliated public limited partnerships (the “Wells Real Estate Funds”). In addition, Wells Capital sponsors and advises two affiliated real estate investment trusts (the “REITs”) in which it retains residual interests. As such, there may exist conflicts of interest whereby the General Partners, in their capacity as general partners of other Wells Real Estate Funds or as the advisor to the REITs, may be in competition with us with respect to, among other things, locating suitable replacement tenants or prospective acquirers for property dispositions.

Inflation

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. However, there are provisions in the majority of tenant leases, which should protect us from the impact of inflation. These provisions include reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per-square-foot basis, or in some cases, annual reimbursement of operating expenses above a certain per-square-foot allowance. There is no assurance, however, that we would be able to replace existing leases with new leases at higher base rental rates.

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

Effective July 1, 2004, the Joint Ventures extended the weighted-average composite useful life for all building assets from 25 years to 40 years, which resulted in an increase to our net income for the three months ended March 31, 2005. We believe that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice. In the event that the Joint Ventures utilize inappropriate useful lives or methods of depreciation, our net income would be misstated.

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest, either directly or through investments in the Joint Ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. We have determined that there has been no impairment in the carrying value of real estate assets held as of March 31, 2005.

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

Through March 31, 2004, the Joint Ventures amortized such lease intangibles as adjustments rental income rather than to expense. In order to be more aligned with current industry practice, the Joint Ventures reclassified the related amortization from an adjustment to rental income to expense as presented in Note 4 of the accompanying financial statements for the three months ended March 31, 2004.

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

American Jobs Creation Act of 2004

The American Jobs Creation Act of 2004 (the “Act”) added Section 470 to the Internal Revenue Code, which provides certain limitations on the utilization of losses allocable to leased property owned by a partnership having both taxable and tax-exempt partners such as the Partnership. Currently, it is unclear as to how the transition rules and effective dates set forth in the Act will apply to entities such as the Partnership. However, on March 11, 2005, the Internal Revenue Service issued IRS Notice 2005-29 announcing that the IRS will not apply Section 470 to partnerships for taxable year 2004 based solely on the fact that a partnership had both taxable and tax-exempt partners. It is important to note that IRS Notice 2005-29 provides relief for partnerships for taxable year 2004 only. Accordingly, unless Congress passes corrective legislation which addresses this issue or some other form of relief from the provisions of Section 470 of the Act is granted, based on a strict reading of the Act, beginning in 2005 and thereafter, future passive losses allocable to Tax Preferred limited partners may only be used to offset passive income generated from the same property or within the same fund.

Subsequent Event

On April 13, 2005, Fund XIII-REIT Associates sold the AmeriCredit Building and the John Wiley Building to an unrelated third party. The gross sales price, excluding closing costs, for the AmeriCredit Building and the John Wiley Building was approximately $14.4 million and $21.5 million, respectively. As a result of the sale, the Partnership received net sale proceeds of approximately $10.0 million and was allocated a gain of approximately $2.1 million. The Partnership holds an equity interest of approximately 28% in Fund XIII-REIT Associates, the former owner of the AmeriCredit Building and the John Wiley Building.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

There were no significant changes in the Partnership’s internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are likely to materially affect, the Partnership’s internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We were not involved in any material legal proceedings during the quarter ended March 31, 2005 requiring disclosure under Item 103 of Regulation S-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended March 31, 2005.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended March 31, 2005.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

We were not subject to any indebtedness, and therefore, we did not default respect to any indebtedness during the quarter ended March 31, 2005.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended March 31, 2005.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

The Exhibits required to be filed with this report are set forth on the Exhibit Index to First Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XIII, L.P. (Registrant)

By: WELLS CAPITAL, INC. (Corporate General Partner)

May 13, 2005	/s/ LEO F. WELLS, III Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.
May 13, 2005	/s/ DOUGLAS P. WILLIAMS Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX

TO FIRST QUARTER FORM 10-Q

OF

WELLS REAL ESTATE FUND XIII, L.P.

Exhibit No.	Description

10.1	Purchase and Sale Agreement for the Gartner Building, AT&T Oklahoma Building, AmeriCredit Building, and John Wiley Building (previously filed with the Commission as Exhibit 10.70 to the Form 10-Q of Wells Real Estate Investment Trust, Inc. for the period ending March 31, 2005, Commission File No. 0-25739, and hereby incorporated by this reference)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002