Form 10-Q
period 2005-06-30
WELLS REAL ESTATE FUND XIII L P
filed 2005-08-12
CIK 1127245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005 or

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

WELLS REAL ESTATE FUND XIII, L.P.

WELLS REAL ESTATE FUND XIII, L.P.

PART I.    FINANCIAL STATEMENTS

The information furnished in our accompanying balance sheets and consolidated statements of operations, partners’ capital, and cash flows reflects all adjustments that are, in our opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The financial statements should be read in conjunction with the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2004. Our results of operations for the three months and six months ended June 30, 2005 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND XIII, L.P.

BALANCE SHEETS

ASSETS

	June 30, 2005 (unaudited)	December 31, 2004
Investment in joint ventures	$21,949,925	$30,469,946
Cash and cash equivalents	10,127,370	152,551
Due from affiliate	0	478
Due from joint ventures	303,720	506,587

Total assets	$32,381,015	$31,129,562

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Accounts payable and accrued expenses	$14,607	$36,396
Partnership distributions payable	392,300	665,486
Due to affiliates	7,143	3,371

Total liabilities	414,050	705,253

PARTNERS’ CAPITAL:
Limited partners:
Cash Preferred—3,138,400 units and 3,131,700 units issued and outstanding as of June 30, 2005 and December 31, 2004, respectively	27,432,050	27,274,976
Tax Preferred—633,648 units and 640,348 units issued and outstanding as of June 30, 2005 and December 31, 2004, respectively	4,534,915	3,149,333
General partners	0	0

Total partners’ capital	31,966,965	30,424,309

Total liabilities and partners’ capital	$32,381,015	$31,129,562

See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
EQUITY IN INCOME OF JOINT VENTURES	$2,278,002	$181,464	$2,630,778	$426,800

EXPENSES:
Partnership administration	35,870	49,506	60,868	67,454
Legal and accounting	10,443	15,882	16,290	28,749
Other general and administrative	622	701	899	991

Total expenses	46,935	66,089	78,057	97,194

INTEREST AND OTHER INCOME	6,695	2,993	6,695	12,464

NET INCOME	$2,237,762	$118,368	$2,559,416	$342,070

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS:
CASH PREFERRED	$500,580	$1,416,427	$1,186,855	$2,973,575

TAX PREFERRED	$1,737,182	$(1,298,059)	$1,372,561	$(2,631,505)

NET INCOME (LOSS) PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CASH PREFERRED	$0.16	$0.46	$0.38	$0.96

TAX PREFERRED	$2.74	$(1.90)	$2.14	$(3.84)

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CASH PREFERRED	3,138,400	3,089,308	3,130,350	3,086,568

TAX PREFERRED	633,648	682,740	641,698	685,480

See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2004

AND THE SIX MONTHS ENDED JUNE 30, 2005 (unaudited)

	Limited Partners				General Partners	Total Partners’ Capital
	Cash Preferred		Tax Preferred
	Units	Amount	Units	Amount
BALANCE, December 31, 2003	3,083,828	$26,958,308	688,220	$5,030,438	$0	$31,988,746
Cash Preferred conversion elections	(10,000)	(87,594)	10,000	87,594	0	0
Tax Preferred conversion elections	57,872	339,128	(57,872)	(339,128)	0	0
Net income (loss)	0	2,583,944	0	(1,629,571)	0	954,373
Distributions of operating cash flows ($0.81 per weighted-average Cash Preferred Unit)	0	(2,518,810)	0	0	0	(2,518,810)

BALANCE, December 31, 2004	3,131,700	27,274,976	640,348	3,149,333	$0	30,424,309
Cash Preferred conversion elections	(10,000)	(87,093)	10,000	87,093	0	0
Tax Preferred conversion elections	16,700	74,072	(16,700)	(74,072)	0	0
Net income	0	1,186,855	0	1,372,561	0	2,559,416
Distributions of operating cash flows ($0.32 per weighted-average Cash Preferred Unit)	0	(1,016,760)	0	0	0	(1,016,760)

BALANCE, June 30, 2005	3,138,400	$27,432,050	633,648	$4,534,915	$0	$31,966,965

See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,559,416	$342,070
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint ventures	(2,630,778)	(426,800)
Operating distributions received from joint ventures	1,412,782	1,340,158
Operating changes in assets and liabilities:
Decrease in due from affiliate	478	0
Increase in due to affiliates	3,772	0
Decrease in accounts payable and accrued expenses	(21,789)	(2,762)

Total adjustments	(1,235,535)	910,596

Net cash provided by operating activities	1,323,881	1,252,666

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures	(102,081)	(2,836,444)
Net sales proceeds received from joint ventures	10,042,965	0

Net cash provided by (used in) investing activities	9,940,884	(2,836,444)

CASH FLOWS FROM FINANCING ACTIVITIES:
Operating distributions paid to limited partners	(1,289,946)	(1,114,133)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,974,819	(2,697,911)

CASH AND CASH EQUIVALENTS, beginning of period	152,551	2,804,796

CASH AND CASH EQUIVALENTS, end of period	$10,127,370	$106,885

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Deferred project costs applied to joint ventures	$0	$118,219

Partnership distributions payable	$392,300	$617,861

See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2005 (UNAUDITED)

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

On April 13, 2005, Fund XIII-REIT Associates sold the AmeriCredit Building and the John Wiley Building to an unrelated third party for a gross sale price of approximately $35,974,000. As a result of the sale, the Partnership received net sale proceeds of approximately $10,043,000 and was allocated a gain of approximately $2,057,000. The gain recognized from the sales of the AmeriCredit Building and the John Wiley Building may be adjusted as additional information becomes available in subsequent periods.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Partnership have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly and consistently present the results for these periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Partnership’s Form 10-K for the year ended December 31, 2004.

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

The Partnership adopted FIN 46(R) effective March 31, 2004. The Partnership owns interests in certain unconsolidated joint venture partnerships (see Note 4). The joint venture partners of the Partnership’s unconsolidated joint ventures in which the Partnership owns an interest have disproportionate voting rights for certain major decisions relative to their obligations to absorb expected losses and rights to receive residual returns of such ventures. However, management has evaluated such joint ventures and has determined that they are not variable interest entities under the provisions of FIN 46(R) because not substantially all of the activities of the joint ventures are conducted on behalf of a joint venture partner with disproportionately fewer voting rights. Accordingly, the adoption of FIN 46(R) did not result in the consolidation of any previously unconsolidated entities.

Distribution of Net Cash from Operations

Net cash from operations, if available, is generally distributed quarterly to the limited partners as follows:

•	First, to all Cash Preferred limited partners until such limited partners have received distributions equal to a 10% per annum return on their respective net capital contributions, as defined.

•	Second, to the General Partners until the General Partners have received distributions equal to 10% of the total cumulative distributions paid by the Partnership.

•	Third, to the Cash Preferred limited partners and the General Partners allocated on a basis of 90% and 10%, respectively.

No distributions of net cash from operations will be made to limited partners holding Tax Preferred Units.

Distribution of Sale Proceeds

Upon the sale of properties, the net sale proceeds will be distributed in the following order:

•	In the event that the particular property sold is sold for a price that is less than its original property purchase price, to the limited partners holding Cash Preferred Units until such limited partners have received an amount equal to the excess of the original property purchase price over the price for which the property was sold, limited to the amount of depreciation, amortization, and cost recovery deductions taken by the limited partners holding Tax Preferred Units with respect to such property;

•	To limited partners holding units which at any time have been treated as Tax Preferred Units until the limited partners have received an amount necessary to equal the net cash from operations received by the limited partners holding Cash Preferred Units on a per-unit basis;

•	To all limited partners on a per-unit basis until the limited partners have received 100% of their respective net capital contributions, as defined;

•	To all limited partners on a per-unit basis until the limited partners have received a cumulative 10% per annum return on their respective net capital contributions, as defined;

•	To limited partners on a per-unit basis until the limited partners have received an amount equal to their respective preferential limited partner returns (defined as the sum of a 10% per annum cumulative return on net capital contributions for all periods during which the units were treated as Cash Preferred Units and a 15% per annum cumulative return on net capital contributions for all periods during which the units were treated as Tax Preferred Units);

•	To the General Partners until they have received 100% of their respective capital contributions, as defined;

•	Then, if limited partners have received any excess limited partner distributions (defined as distributions to limited partners over the life of their investment in the Partnership in excess of their net capital contributions, as defined, plus their preferential limited partner return), to the General Partners until they have received distributions equal to 20% of the sum of any such excess limited partner distributions plus distributions made to the General Partners pursuant to this provision; and

•	Thereafter, 80% to the limited partners on a per-unit basis and 20% to the General Partners.

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

Management and Leasing Fees

The Partnership has entered into a property management, leasing, and asset management agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. Accordingly, Wells Management receives compensation for the management and leasing of the Partnership’s properties, owned directly or through the Joint Ventures, equal to the lesser of (a) fees that would be paid to a comparable outside firm or (b) 4.5% of the gross revenues collected monthly; plus, a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month’s rent. In the case of commercial properties which are leased on a long-term net-lease basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in income of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures is $14,033 and $44,361 for the three months ended June 30, 2005 and 2004, respectively, and $70,136 and $87,839 for the six months ended June 30, 2005 and 2004, respectively.

Administration Reimbursements

Wells Capital, one of our General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital and Wells Management for administrative expenses of $22,860 and $26,848 for the three months ended June 30, 2005 and 2004, respectively, and $46,583 and $44,128 for the six months ended June 30, 2005 and 2004, respectively. As of December 31, 2004, overpayments to Wells Capital for administrative reimbursements of $478 are recorded as due from affiliate in the accompanying balance sheet. As of December 31, 2004, administrative reimbursements due to Wells Management of $3,371 are included in due to affiliates in the accompanying balance sheet. As of June 30, 2005, administrative reimbursements due to Wells Management and Wells Capital of $7,143 are included in due to affiliates in the accompanying balance sheet.

Acquisition and Advisory Fees and Acquisition Expense Reimbursements

The Partnership has incurred acquisition and advisory fees and acquisition expense reimbursements payable to Wells Capital in an amount equal to 3.5% of aggregate gross offering proceeds, which were capitalized as deferred project costs when paid. The Partnership did not incur any acquisition and advisory fees and acquisition expense reimbursements during the six months ended June 30, 2005 and 2004; however, the remaining deferred project costs of $118,219 were applied to Fund XIII-XIV Associates upon investing in 7500 Setzler Parkway in March 2004.

4.	INVESTMENT IN JOINT VENTURES

Summary of Operations

The following information summarizes the operations of the Joint Ventures for the three months and six months ended June 30, 2005 and 2004, respectively:

	Total Revenues			Income From Continuing Operations		Income From Discontinued Operations			Net Income
	Three Months Ended June 30,			Three Months Ended June 30,		Three Months Ended June 30,			Three Months Ended June 30,
	2005	2004		2005	2004	2005		2004	2005	2004
Fund XIII-REIT Associates	$1,696,507	$1,478,838		$392,751	$152,603	$7,343,817	(1)	$216,434	$7,736,568	$369,037
Fund XIII-XIV Associates	778,972	737,513		218,292	164,331	0		0	218,292	164,331

	$2,475,479	$2,216,351		$611,043	$316,934	$7,343,817		$216,434	$7,954,860	$533,368

	Total Revenues			Income From Continuing Operations		Income From Discontinued Operations			Net Income
	Six Months Ended June 30,			Six Months Ended June 30,		Six Months Ended June 30,			Six Months Ended June 30,
	2005	2004		2005	2004	2005		2004	2005	2004
Fund XIII-REIT Associates	$3,370,856	$2,992,061		$698,937	$343,147	$7,898,021	(1)	$644,187	$8,596,958	$987,334
Fund XIII-XIV Associates	1,591,003	1,343,772		452,797	307,497	0		0	452,797	307,497

	$4,961,859	$4,335,833	(2)	$1,151,734	$650,644	$7,898,021		$644,187	$9,049,755	$1,294,831

(1)	Includes a gain of $7,316,353 recognized on the sale of the AmeriCredit Building and the John Wiley Building, of which $2,056,627 was attributable to the Partnership and has been allocated to the Cash Preferred and Tax Preferred partners pursuant to the provisions of the partnership agreement (Note 2).

(2)	Through the first quarter 2004, the Joint Ventures reported the amortization of the fair values of in-place leases, including opportunity costs associated with lost rentals that are avoided by acquiring in-place leases and tenant relationships, as an adjustment to rental income. In the second quarter 2004, the Joint Ventures began reflecting this amortization as amortization expense and have reclassified such amortization amounts, including $357,516 for the three months ended March 31, 2004, from rental income to amortization expense for all periods previously presented. The period of amortization continues to be the term of the respective lease. This reclassification had no impact on net income.

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

Portfolio Overview

We are currently is in the holding phase of the Partnership’s life cycle. We now own interests in five properties, following the sales of the AmeriCredit Building and the John Wiley Building. The remaining five properties are 100% leased to tenants in the beginning to middle of their lease terms.

The AmeriCredit Building and the John Wiley Building were sold as part of a large package sale for gross sale prices well in excess of the respective initial purchase prices. As a result of the sales, we have announced the first planned net sale proceeds distribution to limited partners of $10,000,000, which is scheduled to be paid in the fourth quarter of 2005.

Operating distributions per Cash Preferred Unit have declined for the second quarter of 2005, as compared to the first quarter of 2005, primarily as a result of reduced operating cash flow due to the property sales mentioned above. In addition, we anticipate that future operating distributions may remain low largely as a result of funding our pro-rata share of anticipated capital improvements for the Siemens—Orlando Building and the AIU—Chicago Building.

Property Summary

Information related to the properties owned, or previously owned, by the Joint Ventures follows:

•	The AmeriCredit Building, located in Orange Park, Florida, was sold on April 13, 2005 for a gain of approximately $2,367,146, of which approximately $665,405 was allocated to the Partnership.

•	The ADIC Buildings, located in Parker, Colorado, are fully leased until 2011.

•	The John Wiley Building, located in Fishers, Indiana, was sold on April 13, 2005 for a gain of approximately $4,949,207, of which approximately $1,391,222 was allocated to the Partnership.

•	The AIU—Chicago Building is in Hoffman Estates, Illinois, a suburb of Chicago. This asset is now 100% leased to multiple tenants, as a result of American Intercontinental University having expanded into the remaining vacant space. Lease expirations for the property occur from 2006 to 2010.

•	The Siemens—Orlando Building was acquired in October 2003. The property is 100% leased to four tenants. The major lease to Siemens Shared Services, LLC extends to 2009.

•	The Randstad—Atlanta Building was acquired in December 2003. This office property is 100% leased to Randstad Staffing Services, Inc. until 2013.

•	The 7500 Setzler Parkway building is located in Brooklyn Park, Minnesota. This asset was acquired in March 2004 and is 100% leased to R.R. Donnelley & Sons Company until 2010.

•	As of June 30, 2005, the property sales described above generated approximately $10,043,000 in net sale proceeds allocated to the Partnership, of which approximately $10,000,000 is earmarked to be distributed to the limited partners in the fourth quarter of 2005 (See Liquidity and Capital Resources below).

Results of Operations

Equity in Income of Joint Ventures

Equity in income of Joint Ventures was $2,278,002 and $181,464 for the three months ended June 30, 2005 and 2004, respectively, and $2,630,778 and $426,800 for the six months ended June 30, 2005 and 2004, respectively. The 2005 increases are primarily attributable to (i) the gains allocated to the Partnership as a result of the sales of the AmeriCredit Building and the John Wiley Building on April 13, 2005, (ii) an increase in earnings generated by Fund XIII-XIV Associates due to the acquisition of 7500 Setzler Parkway on March 26, 2004, (iii) a decline in depreciation expense as a result of changing the estimated weighted-average composite useful life from 25 years to 40 years for all the buildings owned through the Joint Ventures effective July 1, 2004, partially offset by (iv) funding of capital expenditures for heating and air conditioning and parking deck repairs at the Randstad—Atlanta Building and (v) forgone operating income as a result of the sales of the AmeriCredit Building and John Wiley Building in April 2005.

Expenses of the Partnership

Our total expenses were $46,935 and $66,089 for the three months ended June 30, 2005 and 2004, respectively, and $78,057 and $97,194 for the six months ended June 30, 2005 and 2004, respectively. The 2005 decreases are primarily attributable to decreases in accounting fees, legal fees, postage and delivery expense, and printing costs, all of which are the result of incurring additional nonrecurring fees in 2004 related to the acquisitions of the Siemens—Orlando Building, the Randstad—Atlanta Building, and 7500 Setzler Parkway.

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

Short-Term Liquidity

During the six months ended June 30, 2005, we generated net operating cash flows, including operating distributions received from the Joint Ventures, of approximately $1,324,000, as compared to approximately $1,253,000 for the six months ended June 30, 2004. Operating distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. During the six months ended June 30, 2005, we received approximately $10,043,000 in net sale proceeds from the sales of the AmeriCredit Building and the John Wiley Building.

Our General Partners anticipate that operating distributions to limited partners will remain at similar levels as a result of (i) funding our pro-rata share of anticipated capital improvements for the Siemens—Orlando Building and the AIU—Chicago Building, and (ii) forgone cash flows as a result of the recent property sales. At this time, we expect to continue to generate cash flows from operations, including distributions from the Joint Ventures, sufficient to cover our estimated future expenses. We believe that the cash on hand and operating distributions due from the Joint Ventures are sufficient to cover our working capital needs, including liabilities of approximately $414,000, as of June 30, 2005. During the remainder of 2005, our General Partners anticipate that we will be able to fund our proportionate share of capital expenditures noted above.

Long-Term Liquidity

We expect that our future sources of capital will be primarily derived from operating cash flows generated from the Joint Ventures and net proceeds generated from the selective and strategic sale of properties. Our future long-term liquidity requirements will include, but not be limited to, tenant improvements, renovations, expansions, and other significant capital improvements necessary for properties owned through the Joint Ventures. We expect to continue to use substantially all future net cash flows from operations. Future cash flows from operating activities will be primarily affected by distributions received from the Joint Ventures, which are dependent upon net operating income generated by the Joint Ventures’ properties, less reserves for known capital expenditures.

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

As of June 30, 2005, we have received, used, distributed, and held net proceeds from the sale of properties as presented below:

Property Sold	Net Sale Proceeds	Partnership’s Approximate Ownership %	Net Proceeds Attributable to the Partnership	Cumulative Net Proceeds Invested		Distributed to Partners to date	Undistributed Net Proceeds as of June 30, 2005
				Amount	Purpose
AmeriCredit Building (sold in 2005)	$14,300,788	28.11%	$4,019,952	$0		$0	$4,019,952
John Wiley Building (sold in 2005)	$21,426,585	28.11%	6,023,013	0		0	6,023,013

Total			$10,042,965	$0		$0	$10,042,965

During the second quarter 2005, we received net sale proceeds of approximately $4,020,000 and approximately $6,023,000 from the sales of the AmeriCredit Building and the John Wiley Building, respectively. Upon evaluating the capital needs of the existing properties in which we currently hold an interest, our General Partners determined to hold net sale proceeds of approximately $43,000. Accordingly, our General Partners anticipate distributing residual net sale proceeds of approximately $10,000,000 in the fourth quarter of 2005, as further described below.

Contractual Obligations and Commitments

Distribution of Net Sale Proceeds

In June 2005, our General Partners announced their intention to distribute net sale proceeds of approximately $10,000,000 in the fourth quarter of 2005 to the limited partners of record as of September 30, 2005, which, under the terms of the partnership agreement, does not include limited partners acquiring units after June 30, 2005.

This distribution has not been formally declared by our General Partners. In accordance with the terms of the partnership agreement, our General Partners may elect to retain reserves deemed reasonably necessary for the Partnership in the sole discretion of our General Partners. Thus, should a change in circumstances prior to the intended distribution date require our General Partners to reevaluate the Partnership’s reserve requirements, it is possible that this distribution may not occur, or that distributions may be made at a lower amount.

Related-Party Transactions and Agreements

Related-Party Fees and Reimbursements

We have entered into agreements with Wells Capital, Wells Management, an affiliate of our General Partners, and their affiliates, whereby we pay certain fees and expense reimbursements to Wells Capital, Wells Management and their affiliates for asset management; the management and leasing of our properties; administrative services relating to accounting, property management, and other partnership administration; and incur the related expenses. See Note 3 to our financial statements included in this report for a description of these fees and expense reimbursements we have incurred.

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

WREF’s net income was approximately $14.4 million for the six months ended June 30, 2005. Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock of Wells Real Estate Investment Trust II, Inc., an affiliated real estate investment trust for which Wells Capital serves as the advisor, and the volume of future acquisitions and dispositions of real estate assets by Wells-sponsored programs. As of June 30, 2005 and December 31, 2004, WREF held cash balances of approximately $32.2 million and $6.3 million, respectively. WREF believes that it has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its obligations as they become due.

Dismissal of Litigation Against Related Parties

During early 2004, a putative class action complaint was filed against, among others, Leo. F. Wells, III, and Wells Capital, our General Partner, and Wells Management. The Court granted the plaintiffs’ motion to permit voluntary dismissal of this suit, and it was subsequently dismissed without prejudice. In November 2004, the same plaintiffs filed a second putative class action complaint against, among others, Mr. Wells, Wells Capital, and Wells Management. On January 28, 2005, the defendants filed motions for summary judgment and motions to dismiss the plaintiffs’ claims. Pursuant to orders entered July 1, 2005, the Court granted the Wells defendants’ motions to dismiss and for summary judgment on all counts in the complaint. Thus, this action has now been dismissed, subject to the plaintiffs’ right to file a notice of appeal within the required time period. On August 3, 2005, the plaintiffs filed a motion requesting the Court to re-enter the orders to give the plaintiffs an opportunity to file a motion for reconsideration or notice of appeal.

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

Effective July 1, 2004, the Joint Ventures extended the weighted-average composite useful life for all building assets from 25 years to 40 years, which resulted in an increase to our net income for the three months and six months ended June 30, 2005. We believe that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice. In the event that the Joint Ventures utilize inappropriate useful lives or methods of depreciation, our net income would be misstated.

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest, either directly or through investments in the Joint Ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. We have determined that there has been no impairment in the carrying value of any of the real estate assets held as of June 30, 2005.

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

Through March 31, 2004, the Joint Ventures amortized such lease intangibles as adjustments rental income rather than to expense. In order to be more aligned with current industry practice, the Joint Ventures reclassified the related amortization from an adjustment to rental income to expense as presented in Note 4 of the accompanying financial statements for the three and six months ended June 30, 2005.

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

Potential Tax Impact for Limited Partners Holding Tax Preferred Units—American Jobs Creation Act of 2004

The American Jobs Creation Act of 2004 (the “Act”) added Section 470 to the Internal Revenue Code, which provides certain limitations on the utilization of losses allocable to leased property owned by a partnership having both taxable and tax-exempt partners such as the Partnership. Currently, it is unclear as to how the transition rules and effective dates set forth in the Act are intended to apply to entities such as the Partnership. However, on March 11, 2005, the Internal Revenue Service issued IRS Notice 2005-29 announcing that the IRS will not apply Section 470 to partnerships for taxable year 2004 based solely on the fact that a partnership had both taxable and tax-exempt partners. It is important to note that IRS Notice 2005-29 provided relief for partnerships for taxable year 2004 only. Accordingly, unless Congress passes corrective legislation which addresses this issue or some other form of relief from the provisions of Section 470 of the Act is granted, beginning in 2005 and thereafter, future passive losses allocable to Tax Preferred limited partners may only be used to offset passive income generated from the same property or within the same fund.

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

There were no significant changes in the Partnership’s internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are likely to materially affect, the Partnership’s internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We were not involved in any material legal proceedings during the quarter ended June 30, 2005 requiring disclosure under Item 103 of Regulation S-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended June 30, 2005.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended June 30, 2005.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

We were not subject to any indebtedness, and therefore, we did not default respect to any indebtedness during the quarter ended June 30, 2005.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended June 30, 2005.

ITEM 5.    OTHER INFORMATION

(a)	During the quarter ended June 30, 2005, there was no information which was required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable

ITEM 6.    EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to Second Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XIII, L.P.
(Registrant)

By: WELLS CAPITAL, INC.
(Corporate General Partner)

August 12, 2005	/s/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

August 12, 2005	/s/ DOUGLAS P. WILLIAMS
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