Form 10-Q
period 2005-09-30
WELLS REAL ESTATE FUND XIII L P
filed 2005-11-14
CIK 1127245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005 or

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

N/A

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

Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

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

Any such forward-looking statements are subject to known and unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations; provide distributions to limited partners; and maintain the value of our real estate properties, may be significantly hindered. Following are some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in certain forward-looking statements:

General economic risks

•	Adverse changes in general or local economic conditions;

•	Adverse economic conditions affecting the particular industry of one or more tenants in properties owned by our joint ventures;

Enterprise risks

•	Our dependency on Wells Capital, Inc. (“Wells Capital”) and its affiliates and their key personnel for various administrative services;

•	Wells Capital’s ability to attract and retain high quality personnel who can provide acceptable service levels and generate economies of scale over time;

Real estate risks

•	Our ability to achieve appropriate occupancy levels resulting in rental amounts sufficient to cover operating costs;

•	Supply of or demand for similar or competing rentable space, which may adversely impact retaining or obtaining new tenants upon lease expiration at acceptable rental amounts;

•	Tenant ability or willingness to satisfy obligations relating to our existing lease agreements;

•	Increases in property operating expenses, including property taxes, insurance, and other costs not recoverable from tenants;

•	Our ability to secure adequate insurance at reasonable and appropriate rates to avoid uninsured losses or losses in excess of insured amounts;

•	Discovery of previously undetected environmentally hazardous or other undetected adverse conditions at our properties;

•	Our ability to fund foreseen and unforeseen capital expenditures, including those related to tenant build-out projects, tenant improvements, and lease-up costs, out of operating cash flow or net property sale proceeds;

•	Our ability to sell a property when desirable at an acceptable return, including the ability of the purchaser to satisfy any and all closing conditions;

Other operational risks

•	Our reliance on Wells Management Company, Inc. (“Wells Management”) or third parties to manage our properties;

•	Increases in our administrative operating expenses, including increased expenses associated with operating as a public company in the current regulatory environment;

•	Our ability to comply with governmental, tax, real estate, environmental, and zoning laws or regulations and funding the related costs of compliance; and

•	Actions of our joint venture partners, including potential bankruptcy, business interests differing from ours, or other actions that may adversely impact the operations of joint ventures.

WELLS REAL ESTATE FUND XIII, L.P.

PART I.    FINANCIAL STATEMENTS

The information furnished in the Partnership’s accompanying balance sheets and consolidated statements of operations, partners’ capital, and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included both in this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2004. The Partnership’s results of operations for the three months and nine months ended September 30, 2005 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND XIII, L.P.

BALANCE SHEETS

ASSETS

	September 30, 2005 (unaudited)	December 31, 2004
Investment in joint ventures	$21,656,278	$30,469,946
Cash and cash equivalents	10,165,223	152,551
Due from joint ventures	381,307	506,587
Due from affiliate	0	478

Total assets	$32,202,808	$31,129,562

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Accounts payable and accrued expenses	$23,680	$36,396
Partnership distributions payable	510,165	665,486
Due to affiliates	6,083	3,371

Total liabilities	539,928	705,253

PARTNERS’ CAPITAL:
Limited partners:
Cash Preferred—3,139,475 units and 3,131,700 units issued and outstanding as of September 30, 2005 and December 31, 2004, respectively	27,455,969	27,274,976
Tax Preferred—632,573 units and 640,348 units issued and outstanding as of September 30, 2005 and December 31, 2004, respectively	4,206,911	3,149,333
General partners	0	0

Total partners’ capital	31,662,880	30,424,309

Total liabilities and partners’ capital	$32,202,808	$31,129,562

See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
EQUITY IN INCOME OF JOINT VENTURES	$175,822	$321,782	$2,806,599	$748,582

EXPENSES:
Partnership administration	36,134	27,376	97,901	95,822
Legal and accounting	8,192	9,159	24,482	37,908

Total expenses	44,326	36,535	122,383	133,730

INTEREST AND OTHER INCOME	74,584	0	81,280	12,464

NET INCOME	$206,080	$285,247	$2,765,496	$627,316

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS:
CASH PREFERRED	$526,388	$654,354	$1,713,244	$3,627,929

TAX PREFERRED	$(320,308)	$(369,107)	$1,052,252	$(3,000,613)

NET INCOME (LOSS) PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CASH PREFERRED	$0.17	$0.21	$0.55	$1.17

TAX PREFERRED	$(0.51)	$(0.54)	$1.65	$(4.39)

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CASH PREFERRED	3,139,475	3,093,485	3,133,392	3,088,874

TAX PREFERRED	632,573	678,563	638,656	683,174

See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2004

AND THE NINE MONTHS ENDED SEPTEMBER 30, 2005 (unaudited)

	Limited Partners				General Partners	Total Partners’ Capital
	Cash Preferred		Tax Preferred
	Units	Amount	Units	Amount
BALANCE, December 31, 2003	3,083,828	$26,958,308	688,220	$5,030,438	$0	$31,988,746

Cash Preferred conversion elections	(10,000)	(87,594)	10,000	87,594	0	0
Tax Preferred conversion elections	57,872	339,128	(57,872)	(339,128)	0	0
Net income (loss)	0	2,583,944	0	(1,629,571)	0	954,373
Distributions of operating cash flows ($0.81 per weighted-average Cash Preferred Unit)	0	(2,518,810)	0	0	0	(2,518,810)

BALANCE, December 31, 2004	3,131,700	27,274,976	640,348	3,149,333	0	30,424,309

Cash Preferred conversion elections	(10,000)	(87,093)	10,000	87,093	0	0
Tax Preferred conversion elections	17,775	81,767	(17,775)	(81,767)	0	0
Net income	0	1,713,244	0	1,052,252	0	2,765,496
Distributions of operating cash flows ($0.49 per weighted-average Cash Preferred Unit)	0	(1,526,925)	0	0	0	(1,526,925)

BALANCE, September 30, 2005	3,139,475	$27,455,969	632,573	$4,206,911	$0	$31,662,880

See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,765,496	$627,316
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint ventures	(2,806,599)	(748,582)
Operating changes in assets and liabilities:
Decrease in due from affiliate	478	0
Increase in due to affiliates	2,712	0
(Decrease) increase in accounts payable and accrued expenses	(12,716)	12,408

Total adjustments	(2,816,125)	(736,174)
Operating distributions received from joint ventures	1,804,663	1,961,888

Net cash provided by operating activities	1,754,034	1,853,030

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures	(102,081)	(2,836,444)
Net sale proceeds received from joint ventures	10,042,965	0

Net cash provided by (used in) investing activities	9,940,884	(2,836,444)

CASH FLOWS FROM FINANCING ACTIVITIES:
Operating distributions paid to limited partners	(1,682,246)	(1,735,749)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,012,672	(2,719,163)

CASH AND CASH EQUIVALENTS, beginning of period	152,551	2,804,796

CASH AND CASH EQUIVALENTS, end of period	$10,165,223	$85,633

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Deferred project costs applied to joint ventures	$0	$118,219

Increase in partnership distributions payable	$510,165	$618,697

See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2005 (unaudited)

1.	ORGANIZATION AND BUSINESS

Wells Real Estate Fund XIII, L.P. (the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Capital, Inc. (“Wells Capital”), a Georgia corporation, serving as its general partners (collectively, the “General Partners”). Wells Capital is a wholly owned subsidiary of Wells Real Estate Funds, Inc. Leo F. Wells, III is the president and sole director of Wells Capital and the sole owner of Wells Real Estate Funds, Inc. The Partnership was formed on September 15, 1998 for the purpose of acquiring, developing, owning, operating, improving, leasing, and managing income producing commercial properties for investment purposes. Upon subscription for units, the Limited Partners must elect whether to have their units treated as Cash Preferred Units or Tax Preferred Units. Thereafter, Limited Partners have the right to change their prior elections to have some or all of their units treated as Cash Preferred Units or Tax Preferred Units one time during each quarterly accounting period. Limited Partners may vote to, among other things: (a) amend the Partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership, (c) add or remove a general partner; (d) elect a new general partner; (e) dissolve the Partnership; and (f) approve a sale involving all or substantially all of the Partnership’s assets, subject to certain limitations. The majority vote on any of the described matters will bind the Partnership, without the concurrence of the General Partners. Each limited partnership unit has equal voting rights, regardless of which class of unit is selected.

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

Investment in Joint Ventures

The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Approval by the Partnership as well as the other joint venture partners is required for any major decision or any action that would materially affect the Joint Ventures, or their real property investments. Accordingly, the Partnership’s investments in the Joint Ventures are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. Pursuant to the terms of the joint venture agreements, all income (loss) and distributions are allocated to joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations, if available, are distributed to the joint venture partners on a quarterly basis.

The Partnership adopted FIN 46(R) effective March 31, 2004. The Partnership owns interests in certain unconsolidated joint venture partnerships (see Note 4). The joint venture partners of the Partnership’s unconsolidated joint ventures in which the Partnership owns an interest have disproportionate voting rights for certain major decisions relative to their obligations to absorb expected losses and rights to receive residual returns of such ventures. However, management has evaluated such joint ventures and has determined that they are not variable interest entities under the provisions of FIN 46(R) because not substantially all of the activities of the joint ventures are conducted on behalf of a joint venture partner with disproportionately fewer voting rights. Management has also determined the joint venture partners are not related parties, as defined in FIN 46(R) and SFAS No. 57. Accordingly, the adoption of FIN 46(R) did not result in the consolidation of any previously unconsolidated entities.

Distribution of Net Cash from Operations

Net cash from operations, if available, is generally distributed quarterly to the limited partners as follows:

•	First, to all Cash Preferred limited partners until such limited partners have received distributions equal to a 10% per annum return on their respective net capital contributions, as defined.

•	Second, to the General Partners until the General Partners have received distributions equal to 10% of the total cumulative distributions paid by the Partnership.

•	Third, to the Cash Preferred limited partners and the General Partners allocated on a basis of 90% and 10%, respectively.

No distributions of net cash from operations will be made to limited partners holding Tax Preferred Units.

Distribution of Sale Proceeds

Upon the sale of properties, the net sale proceeds will be distributed in the following order:

•	In the event that the particular property sold is sold for a price that is less than its original property purchase price, to the limited partners holding Cash Preferred Units until they have received an amount equal to the excess of the original property purchase price over the price for which the property was sold, limited to the amount of depreciation, amortization, and cost recovery deductions taken by the limited partners holding Tax Preferred Units with respect to such property;

•	To limited partners holding units which at any time have been treated as Tax Preferred Units until the limited partners have received an amount necessary to equal the net cash from operations received by the limited partners holding Cash Preferred Units on a per-unit basis;

•	To all limited partners on a per-unit basis until the limited partners have received 100% of their respective net capital contributions, as defined;

•	To all limited partners on a per-unit basis until the limited partners have received a cumulative 10% per annum return on their respective net capital contributions, as defined;

•	To limited partners on a per-unit basis until the limited partners have received an amount equal to their respective preferential limited partner returns (defined as the sum of a 10% per annum cumulative return on net capital contributions for all periods during which the units were treated as Cash Preferred Units and a 15% per annum cumulative return on net capital contributions for all periods during which the units were treated as Tax Preferred Units);

•	To the General Partners until they have received 100% of their respective capital contributions, as defined;

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

Management and Leasing Fees

The Partnership has entered into a property management, leasing, and asset management agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. Accordingly, Wells Management receives compensation for the management and leasing of the Partnership’s properties, owned directly or through the Joint Ventures, equal to the lesser of (a) fees that would be paid to a comparable outside firm or (b) 4.5% of the gross revenues collected monthly; plus, a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month’s rent. In the case of commercial properties leased on a long-term net-lease basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in income (loss) of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures is $9,139 and $44,269 for the three months ended September 30, 2005 and 2004, respectively, and $55,244 and $132,108 for the nine months ended September 30, 2005 and 2004, respectively.

Administration Reimbursements

Wells Capital, one of our General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital and Wells Management for administrative expenses of $19,642 and $23,555 for the three months ended September 30, 2005 and 2004, respectively, and $66,225 and $67,683 for the nine months ended September 30, 2005 and 2004, respectively. As of December 31, 2004, overpayments to Wells Capital for administrative reimbursements of $478 are recorded as due from affiliate in the accompanying balance sheet. As of September 30, 2005 and December 31, 2004, administrative reimbursements due to Wells Management and/or Wells Capital of $6,083 and $3,371, respectively, are included in due to affiliates in the accompanying balance sheet.

Acquisition and Advisory Fees and Acquisition Expense Reimbursements

The Partnership has incurred acquisition and advisory fees and acquisition expense reimbursements payable to Wells Capital in an amount equal to 3.5% of aggregate gross offering proceeds, which were capitalized as deferred project costs when paid. The Partnership did not incur any acquisition and advisory fees and acquisition expense reimbursements during the nine months ended September 30, 2005 and 2004; however, the remaining deferred project costs of $118,219 were applied to Fund XIII-XIV Associates upon investing in 7500 Setzler Parkway in March 2004.

4.	INVESTMENT IN JOINT VENTURES

Summary of Operations

The following information summarizes the operations of the Joint Ventures for the three months and nine months ended September 30, 2005 and 2004, respectively:

	Total Revenues			Income From Continuing Operations		Income From Discontinued Operations			Net Income
	Three Months Ended September 30,			Three Months Ended September 30,		Three Months Ended September 30,			Three Months Ended September 30,
	2005	2004		2005	2004	2005		2004	2005	2004
Fund XIII-REIT Associates	$1,518,246	$1,541,503		$153,915	$325,982	$14,399		$470,312	$168,314	$796,294	(1)
Fund XIII-XIV Associates	818,514	777,828		271,687	207,070	0		0	271,687	207,070	(1)

	$2,336,760	$2,319,331		$425,602	$533,052	$14,399		$470,312	$440,001	$1,003,364

	Total Revenues			Income From Continuing Operations		Income From Discontinued Operations			Net Income
	Nine Months Ended September 30,			Nine Months Ended September 30,		Nine Months Ended September 30,			Nine Months Ended September 30,
	2005	2004		2005	2004	2005		2004	2005	2004
Fund XIII-REIT Associates	$4,889,102	$4,533,564		$852,852	$669,129	$7,912,421	(2)	$1,114,499	$8,765,273	$1,783,628	(1)
Fund XIII-XIV Associates	2,409,517	2,121,600	(3)	724,484	514,567	0		0	724,484	514,567	(1)

	$7,298,619	$6,655,164	(2)	$1,577,336	$1,183,696	$7,912,421		$1,114,499	$9,489,757	$2,298,195

(1)	Effective July 1, 2004, the Joint Ventures extended the weighted-average composite useful life for all building assets from 25 years to 40 years, which resulted in an increase to net income for the three months and nine months ended September 30, 2004 of $222,218 and $63,153 for Fund XIII-REIT Associates and Fund XIII-XIV Associates, respectively. Management believes that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice.
(2)	Includes a gain of $7,316,353 recognized on the sale of the AmeriCredit Building and the John Wiley Building, of which $2,056,627 was attributable to the Partnership and has been allocated to the Cash Preferred and Tax Preferred partners pursuant to the provisions of the partnership agreement (Note 2).

(3)	Through the first quarter 2004, the Joint Ventures reported the amortization of the fair values of in-place leases, including opportunity costs associated with lost rentals that are avoided by acquiring in-place leases and tenant relationships, as an adjustment to rental income. In the second quarter 2004, the Joint Ventures began reflecting this amortization as amortization expense and have reclassified such amortization amounts, including $242,366 and $115,150 for Fund XIII-REIT Associates and Fund XIII-XIV Associates, respectively, for the three months ended March 31, 2004, from rental income to amortization expense for all periods previously presented. The period of amortization continues to be the term of the respective lease. This reclassification had no impact on net income.

5.	SUBSEQUENT EVENT

The sales of the AmeriCredit Building and the John Wiley Building generated total net sale proceeds to the Partnership of approximately $10,043,000. Upon evaluating the capital needs of the existing properties in which the Partnership holds an interest, our General Partners have determined to hold net sale proceeds of approximately $43,000. In accordance with the terms of the partnership agreement, the General Partners distributed the residual net sale proceeds on November 1, 2005 of approximately $10,000,000 to the limited partners of record as of September 30, 2005, which under the terms of the partnership agreement does not include limited partners acquiring units after June 30, 2005.

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

Portfolio Overview

We are currently in the holding phase of the Partnership’s life cycle. We now own interests in five properties, following the sales of the AmeriCredit Building and the John Wiley Building. The remaining five properties are 100% leased to tenants in the beginning to middle of their lease terms.

The AmeriCredit Building and the John Wiley Building were sold as part of a large package sale for gross sale prices well in excess of the respective initial purchase prices. As a result of the sales, we have distributed net sale proceeds to limited partners of approximately $10,000,000 in November 2005.

Operating distributions per Cash Preferred Unit have increased for the third quarter of 2005, as compared to the second quarter of 2005, primarily as a result of a reduction in capital expenditures in the portfolio in the third quarter of 2005, as compared to the second quarter of 2005. In addition, we anticipate that future operating distributions will remain at similar levels in the near term, given that each of the remaining properties in our portfolio is currently stabilized.

Property Summary

Information related to the properties owned, or previously owned, by the Joint Ventures follows:

•	The AmeriCredit Building, located in Orange Park, Florida, was sold on April 13, 2005.

•	The John Wiley Building, located in Fishers, Indiana, was sold on April 13, 2005.

•	The ADIC Buildings, located in Parker, Colorado, are fully leased until 2011.

•	The AIU—Chicago Building is located in Hoffman Estates, Illinois, a suburb of Chicago. This asset is now 100% leased to multiple tenants, as a result of American Intercontinental University having expanded into the remaining vacant space. Lease expirations for the property occur from 2006 to 2010.

•	The Siemens—Orlando Building is located in Orlando, Florida. This asset was acquired in October 2003 and is 100% leased to four tenants. The major lease to Siemens Shared Services, LLC extends to 2009.

•	The Randstad—Atlanta Building is located in Atlanta, Georgia. This asset was acquired in December 2003 and is 100% leased to Randstad Staffing Services, Inc. until 2013.

•	The 7500 Setzler Parkway building is located in Brooklyn Park, Minnesota. This asset was acquired in March 2004 and is 100% leased to R.R. Donnelley & Sons Company until 2010.

•	As of September 30, 2005, the property sales described above generated an aggregate of approximately $10,043,000 in net sale proceeds allocated to the Partnership, of which approximately $10,000,000 was distributed to the limited partners in November 2005.

Results of Operations

Equity in Income of Joint Ventures

Equity in income of Joint Ventures was $175,822 and $321,782 for the three months ended September 30, 2005 and 2004, respectively, and $2,806,599 and $748,582 for the nine months ended September 30, 2005 and 2004, respectively. The decrease for the three months ended September 30, 2005, as compared to the three months ended September 30, 2004, is primarily attributable to (i) forgone operating income as a result of the sales of the AmeriCredit Building and the John Wiley Building in April 2005, and (ii) a change in estimated real estate taxes and related reimbursements for the AIU—Chicago Building. The increase for the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004, is primarily a result of (i) the gains allocated to the Partnership as a result of the sales of the AmeriCredit Building and the John Wiley Building in April 2005, (ii) an increase in earnings generated by Fund XIII-XIV Associates due to the acquisition of 7500 Setzler Parkway on March 26, 2004, (iii) a decline in depreciation expense as a result of changing the estimated weighted-average composite useful life from 25 years to 40 years for all the buildings owned through the Joint Ventures effective July 1, 2004, partially offset by (iv) the factors contributing to the decrease for the three months ended September 30, 2005, as compared to the three months ended September 30, 2004, described above.

We anticipate equity in income of Joint Ventures to remain at similar levels, given that each of the remaining properties in our portfolio is currently stabilized.

Expenses of the Partnership

Our total expenses were $44,326 and $36,535 for the three months ended September 30, 2005 and 2004, respectively, and $122,383 and $133,730 for the nine months ended September 30, 2005 and 2004, respectively. The increase for the three months ended September 30, 2005, as compared to the three months ended September 30, 2004, is primarily attributable to an increase in taxes and licenses as a result of an increase in Illinois partnership franchise and excise taxes. The decrease for the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004, is primarily a result of decreases in accounting fees, legal fees, and postage and delivery expense, all of which are the result of incurring additional nonrecurring fees in 2004 related to the acquisitions of the Siemens—Orlando Building, the Randstad—Atlanta Building, and 7500 Setzler Parkway. We also anticipate additional increases in our administrative expenses in future periods related to compliance with reporting and regulatory requirements.

Liquidity and Capital Resources

Our operating strategy entails funding expenditures related to the recurring operations of the Joint Ventures’ properties and the portfolio with operating cash flows, including current and prior period operating distributions received from the Joint Ventures, and assessing the amount of remaining cash flows that will be required to fund known future re-leasing costs and other capital improvements. Any residual operating cash flows are considered available for distribution to the limited partners and are generally paid quarterly. As a result, the ongoing monitoring of our cash position is critical to ensuring that adequate liquidity and capital resources are available. Economic downturns in one or more of our core markets could adversely impact the ability of our tenants to honor lease payments and our ability to re-lease space on favorable terms as leases expire or space otherwise becomes vacant. In the event of either situation, cash flows and, consequently, our ability to provide funding for capital needs would be adversely affected.

Short-Term Liquidity

During the nine months ended September 30, 2005, we generated net operating cash flows, including operating distributions received from the Joint Ventures, of approximately $1,754,000, as compared to approximately $1,853,000 for the nine months ended September 30, 2004. The 2005 decrease is primarily attributable to a decrease in operating cash flows as a result of the sale of the AmeriCredit Building and the John Wiley Building in the second quarter 2005. Operating distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. During the nine months ended September 30, 2005, we also received approximately $10,043,000 in net sale proceeds from the sales of the AmeriCredit Building and the John Wiley Building.

We anticipate that operating distributions to limited partners will remain at similar levels given that each of the assets is currently stabilized. At this time, we expect to continue to generate cash flows from operations, including distributions from the Joint Ventures, sufficient to cover our estimated future expenses. We also believe that the cash on hand and operating distributions due from the Joint Ventures are sufficient to cover our working capital needs, including liabilities of approximately $540,000, as of September 30, 2005.

Long-Term Liquidity

We expect that our future sources of capital will be primarily derived from operating cash flows generated from the Joint Ventures and net proceeds generated from the selective and strategic sale of properties. Our future long-

term liquidity requirements will include, but not be limited to, funding tenant improvements, renovations, expansions, and other significant capital improvements necessary for properties owned through the Joint Ventures. We expect to continue to use substantially all future net cash flows from operations to provide funding for such requirements. Future cash flows from operating activities will be primarily affected by distributions received from the Joint Ventures, which are dependent upon net operating income generated by the Joint Ventures’ properties, less reserves for known capital expenditures.

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

Operating cash flows, if available, are generally distributed from the Joint Ventures to the Partnership following each calendar quarter-end. Our cash management policy typically includes first utilizing current period operating cash flow until depleted, at which point operating reserves are utilized to fund capital and other required expenditures. In the event that current and prior period accumulated operating cash flows are insufficient to fund such costs, net property sale proceeds reserves, if available, would then be utilized.

As of September 30, 2005, we have received, used, distributed, and held net proceeds allocated to the Partnership from the sale of properties as presented below:

Property Sold	Net Proceeds	Partnership’s Approximate Ownership %	Net Proceeds Allocated to the Partnership	Use of Net Proceeds		Net Proceeds Distributed to Partners as of September 30, 2005	Undistributed Net Proceeds as of September 30, 2005
				Amount	Purpose
AmeriCredit Building (sold in 2005)	$14,300,788	28.11%	$4,019,952	$0	—	$0	$4,019,952
John Wiley Building (sold in 2005)	$21,426,585	28.11%	6,023,013	0	—	0	6,023,013

Total			$10,042,965	$0		$0	$10,042,965

Upon evaluating the capital needs of the properties in which we currently hold an interest, our General Partners have determined to hold reserves of net sale proceeds of approximately $43,000. Accordingly, in November 2005, the remaining net sale proceeds of approximately $10,000,000 from the sale of the AmeriCredit Building and the John Wiley Building was distributed to the limited partners of record as of September 30, 2005, which, under the terms of the Partnership Agreement, does not include limited partners acquiring units after June 30, 2005.

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

Economic Dependency

We have engaged Wells Capital, our corporate General Partner, and its affiliates, including Wells Management, to provide certain services that are essential to the Partnership, including asset management services, the management and leasing of properties owned through the Joint Ventures, asset acquisition and disposition services, as well as other administrative responsibilities for the Partnership including accounting services, shareholder communications, and investor relations. These agreements are terminable by either party on 60 days’ written notice. As a result of these relationships, the Partnership is dependent upon Wells Capital and Wells Management.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital, Wells Management, and Wells Investment Securities, Inc. based on, among other things, the level of investor proceeds raised from the sale of Wells Real Estate Investment Trust II, Inc.’s common stock and the volume of future acquisitions and dispositions of real estate assets by Wells-sponsored programs. As of September 30, 2005 and December 31, 2004, WREF believes that it generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

Dismissal of Litigation Against Related Parties

During early 2004, a putative class action complaint was filed against, among others, Leo. F. Wells, III and Wells Capital, our General Partners, and Wells Management (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791-2). The Court granted the plaintiffs’ motion to permit voluntary dismissal of this suit, and it was subsequently dismissed without prejudice. In November 2004, the same plaintiffs filed a second putative class action complaint against, among others, Mr. Wells, Wells Capital, and Wells Management (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04A-13051-6). On January 28, 2005, the defendants filed motions for summary judgment and motions to dismiss the plaintiffs’ claims. Pursuant to orders entered July 1, 2005, the Court granted the Wells defendants’ motions to dismiss and for summary judgment on all counts in the complaint. Thus, this action has now been dismissed, subject to the plaintiffs’ right to file a notice of appeal within the required time period. On August 3, 2005, the plaintiffs filed a motion requesting the Court to vacate and re-enter the orders to give the plaintiffs an opportunity to file a motion for reconsideration or notice of appeal. Both the plaintiffs and the defendants have filed briefs supporting their respective positions, and the plaintiffs’ motion is still pending before the Court.

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

Effective July 1, 2004, the Joint Ventures extended the weighted-average composite useful life for all building assets from 25 years to 40 years. We believe that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice. In the event that the Joint Ventures utilize inappropriate useful lives or methods of depreciation, our net income would be misstated.

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest, either directly or through investments in the Joint Ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. We have determined that there has been no impairment in the carrying value of any of the real estate assets held as of September 30, 2005.

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

Allocation of Purchase Price of Acquired Assets

On January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 141, Business Combinations (“FAS 141”), and Statement of Financial Accounting Standards No. 142, Goodwill and Intangibles (“FAS 142”). These standards govern business combinations, asset acquisitions, and the accounting for acquired intangibles.

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

Through March 31, 2004, the Joint Ventures amortized such lease intangibles as adjustments rental income rather than to expense. In order to be more aligned with current industry practice, the Joint Ventures reclassified the related amortization from an adjustment to rental income to expense as presented in Note 4 of the accompanying financial statements for the three months and nine months ended September 30, 2005.

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

Potential Tax Impact on Limited Partners Holding Tax Preferred Units—American Jobs Creation Act of 2004

The American Jobs Creation Act of 2004 (the “Act”) added Section 470 to the Internal Revenue Code, which provides certain limitations on the utilization of losses allocable to leased property owned by a partnership having both taxable and tax-exempt partners such as the Partnership. In March 2005, the Internal Revenue Service issued IRS Notice 2005-29 announcing that the IRS would not be applying Section 470 to partnerships for taxable year 2004 based solely on the fact that a partnership had both taxable and tax-exempt partners; however, it is important to note that IRS Notice 2005-29 provided relief for partnerships for taxable year 2004 only. Although the IRS has indicated that it is continuing to study the application of Section 470 to partnerships, such as the Partnership, unless Congress passes legislation which addresses this issue or some other form of relief from the provisions of Section 470 of the Act is granted, beginning in taxable year 2005 and thereafter, passive losses allocable to limited partners holding Tax Preferred Units may only be used to offset passive income generated from the same property or within the same fund.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since we do not borrow any money, make any foreign investments or invest in any market risk- sensitive instruments, we are not subject to risks relating to interest rates, foreign current exchange rate fluctuations, or the other market risks contemplated by Item 305 of Regulation S-K.

ITEM 4.    CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of management of Wells Capital, our corporate General Partner, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in our internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We were not involved in any material legal proceedings during the quarter ended September 30, 2005 requiring disclosure under Item 103 of Regulation S-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended September 30, 2005.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended September 30, 2005.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

We were not subject to any indebtedness, and therefore, we did not default respect to any indebtedness during the quarter ended September 30, 2005.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended September 30, 2005.

ITEM 5.    OTHER INFORMATION

(a)	During the quarter ended September 30, 2005, there was no information which was required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.    EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to Third Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XIII, L.P.
(Registrant)

By: WELLS CAPITAL, INC.
(Corporate General Partner)

November 14, 2005	/s/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

November 14, 2005	/s/ DOUGLAS P. WILLIAMS
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