Form 10-K
period 2005-12-31
WELLS REAL ESTATE FUND XIII L P
filed 2006-03-29
CIK 1127245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005 or

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐        Accelerated filer  ☐        Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes☐  No  ☒

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-K of Wells Real Estate Fund XIII, L.P. (the “Partnership”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Specifically, we consider, among others, statements concerning future operating results and cash flows, our ability to meet future obligations, and the amount and timing of any future distributions to limited partners to be forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this Form 10-K, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide dividends to stockholders, and maintain the value of our real estate properties, may be significantly hindered. Contained in Item 1A are some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in our forward-looking statements.

WELLS REAL ESTATE FUND XIII, L.P.

PART I

ITEM 1.	BUSINESS.

General

Wells Real Estate Fund XIII, L.P. (the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Capital, Inc. (“Wells Capital”), a Georgia corporation, serving as its general partners (collectively, the “General Partners”). Wells Capital is a wholly owned subsidiary of Wells Real Estate Funds, Inc. Leo F. Wells, III is the president and sole director of Wells Capital and the president, sole director, and sole owner of Wells Real Estate Funds, Inc. The Partnership was formed on September 15, 1998, for the purpose of acquiring, developing, owning, operating, improving, leasing, and managing income-producing commercial properties for investment purposes. Upon subscription for units, the limited partners must elect whether to have their units treated as Cash Preferred Units or Tax Preferred Units. Thereafter, limited partners have the right to change their prior elections to have some or all of their units treated as Cash Preferred Units or Tax Preferred Units one time during each quarterly accounting period. Limited partners may vote to, among other things: (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; (c) add or remove a general partner; (d) elect a new general partner; (e) dissolve the Partnership; and (f) approve a sale involving all or substantially all of the Partnership’s assets, subject to certain limitations. The majority vote on any of the described matters will bind the Partnership, without the concurrence of the General Partners. Each limited partnership unit has equal voting rights, regardless of which class of unit is selected.

On March 29, 2001, the Partnership commenced a public offering of up to $45,000,000 of limited partnership units ($10.00 per unit) pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership commenced active operations on June 14, 2001, upon receiving and accepting subscriptions for 125,000 Units. The offering was terminated on March 28, 2003, at which time the Partnership had sold approximately 3,023,371 Cash Preferred Units and 748,678 Tax Preferred Units representing capital contributions of $37,720,487.

Operating Phases and Objectives

The Partnership typically operates in the following five life cycle phases and, during which, typically focuses on the following key operating objectives. The duration of each phase is dependent upon various economic, industry, market, and other internal/external factors. Some overlap naturally exists in the transition from one phase to the next.

•	Fundraising phase

The period during which the Partnership is raising capital through the sale and issuance of limited partner units to the public;

•	Investing phase

The period during which the Partnership invests the capital raised during the fundraising phase, less upfront fees, into the acquisition of real estate assets;

•	Holding phase

The period during which the Partnership owns and operates its real estate assets during the initial lease terms of the tenants;

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

The Partnership is in the holding phase of its life cycle, and accordingly will focus resources on managing the Partnership’s existing portfolio and locating suitable replacement tenants for vacant space as necessary.

Employees

The Partnership has no direct employees. The employees of Wells Capital and Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, perform a full range of real estate services for the Partnership including leasing and property management, accounting, asset management, and investor relations. See Item 13, “Certain Relationships and Related Transactions,” for a summary of the fees paid to the General Partners and their affiliates during the year ended December 31, 2005.

Insurance

Wells Management carries comprehensive liability and extended coverage with respect to the properties we own through our interest in the joint venture. In the opinion of management, our properties are adequately insured.

Competition

We will experience competition for tenants from owners and managers of competing projects which may include the General Partners and their affiliates. As a result, in connection with negotiating leases, we may offer rental concessions, reduced charges for tenant improvements, and other inducements, all of which may have an adverse impact on results of operations. We are also in competition with sellers of similar properties to locate suitable purchasers for its properties.

Economic Dependency

We have engaged Wells Capital and Wells Management to provide certain essential services, including supervision of the management and leasing of our properties, asset acquisition and disposition services, as well as other administrative responsibilities for us including accounting services, investor communications and relations. These agreements are terminable by either party upon 60 days’ written notice. As a result of these relationships, we are dependent upon Wells Capital and Wells Management.

Wells Capital and Wells Management are all owned and controlled by Wells Real Estate Funds, Inc. (“WREF”). The operations of Wells Capital and Wells Management represent substantially all of the business of WREF. Accordingly, we focus on the financial condition of WREF when assessing the financial condition of Wells Capital and Wells Management. In the event that WREF was to become unable to meet its obligations as they become due, we might be required to find alternative service providers.

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs. As of December 31, 2005, we believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

Additionally, we are dependent upon the ability of our current tenants to pay their contractual rent amounts as the rents become due. The inability of a tenant to pay future rental amounts would have a negative impact on our results of operations. If certain situations prevent our tenants from paying contractual rents, this could result in a material adverse impact on our results of operations.

Litigation Against Related Parties

During early 2004, a putative class action complaint was filed against, among others, Leo. F. Wells, III and Wells Capital, our General Partners, and Wells Management (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791-2). The Court granted the plaintiffs’ motion to permit voluntary dismissal of this suit, and the case was subsequently dismissed without prejudice. In November 2004, the same plaintiffs filed a second putative class action complaint against, among others, Mr. Wells, Wells Capital, and Wells Management (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia Civil Action No. 04A-13051-6). The second action alleges, among other things, that: (i) Mr. Wells and Wells Capital breached their fiduciary duties to the limited partners of Wells Real Estate Fund I (“Fund I”), a previously syndicated real estate partnership having common general partners, in connection with certain disclosures and prior actions relating to the distribution of net sale proceeds, (ii) the defendants breached an alleged contract arising out of a June 2000 consent solicitation to the limited partners of Fund I relating to an alleged waiver of deferred management fees, and (iii) certain misrepresentations and omissions in an April 2002 consent solicitation to the limited partners of Fund I caused that consent solicitation to be materially misleading. The plaintiffs seek, among other remedies, judgment against Mr. Wells and Wells Capital, jointly and severally, in an amount to be proven at trial; punitive damages; disgorgement of fees earned by the General Partners; enforcement of the alleged contract relating to the alleged waiver of deferred management fees; and an award to the plaintiffs of their attorneys’ fees, costs, and expenses. On January 28, 2005, the defendants filed motions for summary judgment and motions to dismiss the plaintiffs’ claims. Pursuant to orders entered July 1, 2005, the Court granted the defendants’ motions to dismiss and for summary judgment on all counts in the complaint. Thus, this action has now been dismissed, subject to the plaintiffs’ right to file a notice of appeal within the required time period. On August 3, 2005, the plaintiffs filed a motion requesting the Court to vacate and re-enter the orders to give the plaintiffs an opportunity to file a motion for reconsideration or notice of appeal. On February 15, 2006, the Court heard argument on the plaintiffs’ motion to vacate and to re-enter the judgments previously entered on July 1, 2005. Following the argument, the Court stated orally from the bench that he would grant the motion, so the judgments could be re-entered to allow the plaintiffs thirty days within which to file a notice of appeal.

Web Site Address

Access to copies of each of our filings with the Securities and Exchange Commission (the “SEC”) is available, free of charge, at the http://www.wellsref.com Web site, through a link to the http://www.sec.gov Web site.

ITEM 1A.	RISK FACTORS

Real Estate Risks

Economic and regulatory changes that impact the real estate market generally may cause our operating results to suffer and decrease the value of our real estate properties.

Our operating results will be subject to risks generally incident to the ownership of real estate, including:

•	changes in general or local economic conditions;

•	changes in supply of or demand for similar or competing properties in an area;

•	changes in interest rates and availability of permanent mortgage funds, which may render the sale of a property difficult or unattractive;

•	changes in tax, real estate, environmental and zoning laws; and

•	periods of high interest rates and tight money supply.

These and other reasons may prevent us from being profitable or from realizing growth or maintaining the value of our real estate properties.

General economic conditions may affect the timing of sale of our properties and the sale price we receive.

We may be unable to sell a property if or when we decide to do so. The real estate market is affected by many factors, such as general economic conditions, the availability of financing, interest rates, and other factors, including supply and demand for real estate investments, all of which are beyond our control. We cannot predict whether we will be able to sell any property for the price or on terms which are acceptable to us. Further, we cannot predict the length of time which will be needed to find a willing purchaser and to close the sale of a property.

Adverse economic conditions in the geographic regions in which we own properties may negatively impact your overall returns.

Adverse economic conditions in the geographic regions in which we own our properties could affect the real estate values in this area or the business of our tenants if any of our tenants rely upon the local economy for their revenues. Therefore, changes in local economic conditions could reduce our income and distributions to limited partners or the amounts we could otherwise receive upon the sale of a property in a negatively affected region.

Adverse economic conditions affecting the particular industries of the tenants of our properties may negatively impact your overall returns.

Adverse economic conditions affecting a particular industry of one or more of our tenants, such as the technology industry, could affect the financial ability of one or more of our tenants to make payments under their leases, which could cause delays in our receipt of rental revenues or a vacancy in one or more of our properties for a period of time. Therefore, changes in economic conditions of the particular industry of one or more of our tenants could reduce our income and distributions to limited partners and the value of one or more of our properties at the time of sale of such properties.

We are dependent on our tenants for substantially all of our revenue, so our success is materially dependent on the financial stability of our tenants.

Most of our properties are occupied by a single tenant or only a few tenants and, therefore, the success of our investments are materially dependent on the financial stability of our tenants. Lease payment defaults by tenants could cause us to reduce the amount of distributions to holders of Cash Preferred Units. A default of a tenant on its lease payments to us would cause us to lose the revenue from the property. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting our property. If a lease is terminated, we cannot assure you that we will be able to lease the property for the rent previously received or sell the property without incurring a loss.

Your investment in units are subject to greater risk because we lack a diversified property portfolio.

Because we own interests in only a limited number of properties, your investment in units are subject to a greater risk of loss. There is a greater risk that you will lose money in your investment because our portfolio of properties is not diverse by geographic location, property type, or industry group of tenants.

Our future financial success depends on only a few tenants.

The revenues generated by these tenants are substantially reliant upon the financial condition of these tenants and, accordingly, any event of bankruptcy, insolvency, or a general downturn in the business of any of these tenants may result in the failure or delay of such tenant’s rental payments, which may have a substantial adverse effect on our financial performance.

We depend on tenants for our revenue. Accordingly, lease terminations and/or tenant default could reduce our net income and limit our ability to make distributions to our stockholders.

The success of our investments materially depends on the financial stability of our tenants. A default or termination by a significant tenant on its lease payments to us would cause us to lose the revenue associated with such lease and require us to find an alternative source of revenue to meet mortgage payments and prevent a foreclosure if the property is subject to a mortgage. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting our property. If significant leases are terminated or defaulted upon, we may be unable to lease the property for the rent previously received or sell the property without incurring a loss. These events could cause us to reduce the amount of distributions to limited partners.

If one or more of our tenants file bankruptcy, we may be precluded from collecting all sums due.

If one or more of our tenants, or the guarantor of a tenant’s lease, commences, or has commenced against it, any proceeding under any provision of the federal Bankruptcy Code, as amended, or any other legal or equitable proceeding under any bankruptcy, insolvency, rehabilitation, receivership, or debtor’s relief statute or law (bankruptcy proceeding), we may be unable to collect sums due under relevant leases. Any or all of the tenants, or a guarantor of a tenant’s lease obligations, could be subject to a bankruptcy proceeding. Such a bankruptcy proceeding may bar our efforts to collect pre-bankruptcy debts from these entities or their properties, unless we are able to obtain an enabling order from the bankruptcy court. If a lease is rejected by a tenant in bankruptcy, we would only have a general unsecured claim against the tenant, and may not be entitled to any further payments under the lease. A tenant’s or lease guarantor’s bankruptcy proceeding could hinder or delay efforts to collect past due balances under relevant leases, and could ultimately preclude collection of these sums. Such an event could cause a decrease or cessation of rental payments which would mean a reduction in our cash flow and the amount available for distribution to limited partners holding Cash Preferred Units. In the event of a bankruptcy proceeding, we cannot assure you that the tenant or its trustee will assume our lease. If a given lease, or guaranty of a lease, is not assumed, our cash flow and the amounts available for distribution to limited partners holding Cash Preferred Units may be adversely affected.

We may not have funding for future tenant improvements which may reduce your returns and make it difficult to attract one or more new tenants.

When a tenant at one of our properties does not renew its lease or otherwise vacates its space in one of our buildings, it is likely that in order to attract one or more new tenants, we will be required to expend substantial funds for tenant improvements and tenant refurbishments to the vacated space and other lease-up costs. Substantially all of our net offering proceeds available for investment have been used for investment in Partnership properties, and we do not anticipate that we will maintain permanent working capital reserves. We also have not identified a funding source to provide funds which may be required in the future for tenant improvements, tenant refurbishments, and other lease-up costs in order to attract new tenants. We cannot assure you that any such source of funding will be available to us for such purposes in the future. In the event that we are required to use net cash from operations to fund such tenant improvements, tenant refurbishments, and other lease-up costs, cash distributions to limited partners holding Cash Preferred Units will be reduced or eliminated for potentially extended periods of time.

A property that incurs a vacancy could be difficult to sell or lease.

A property may incur a vacancy either by the continued default of a tenant under its lease or the expiration of one of our leases. Our properties may be leased to a single tenant and/or may be specifically suited to the particular needs of certain tenants based on the type of business the tenant operates. If a vacancy on any of our properties continues for a long period of time, we may suffer reduced revenues resulting in less cash to be distributed to investors holding Cash Preferred Units. In addition, the resale value of the property could be diminished because the market value of a particular property will depend principally upon the value of the leases of such property.

Uninsured losses relating to real property or excessively expensive premiums for insurance coverage could reduce our net income.

Our General Partners will attempt to obtain adequate insurance on all of our properties to cover casualty losses. However, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution, or environmental matters that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorism acts could sharply increase the premiums we pay for coverage against property and casualty claims. We may not have adequate coverage for such losses. If any of our properties incur a casualty loss that is not fully insured, the value of our assets will be reduced by such uninsured loss. In addition, other than reserves of net cash from operations we may establish, we have no source of funding to repair or reconstruct any uninsured damaged property. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in lower distributions to limited partners.

Uncertain market conditions and the broad discretion of our General Partners relating to the future disposition of properties could adversely affect the return on your investment.

We generally will hold the various real properties in which we invest until such time as the General Partners determine that the sale or other disposition thereof appears to be advantageous to achieve our investment objectives or until it appears that such objectives will not be met. Our General Partners intend to sell properties acquired for development after holding such properties for a minimum period of 10 years from the date the development is completed, and intend to sell existing income-producing properties within 10 to 12 years after their acquisition, or as soon thereafter as market conditions permit. This is the period of time it typically takes to realize significant appreciation of the type of property in which we traditionally invest. However, our General Partners may exercise their discretion as to whether and when to sell a property, and we will have no obligation to sell properties at any particular time, except upon the termination of the Partnership as specified in the partnership agreement, or earlier if a majority of you vote to liquidate the Partnership in response to a formal proxy to liquidate. We cannot predict with any certainty the various market conditions affecting real estate investments which will exist at any particular time in the future. Due to the uncertainty of market conditions which may affect the future disposition of our properties, we cannot assure you that we will be able to sell our properties at a profit in the future. Accordingly, the timing of liquidation of the Partnership and the extent to which you will receive cash distributions and realize potential appreciation on our real estate investments will be dependent upon fluctuating market conditions.

If any environmentally hazardous material is determined to exist on a property owned by the Partnership, our operating results could be adversely affected.

Under various federal, state, and local environmental laws, ordinances, and regulations, a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, under or in such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require expenditures. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. In connection with the acquisition and ownership of our properties, we may be potentially liable for such costs. The cost of defending against claims of liability, complying with environmental regulatory requirements, or remediating any contaminated property could materially adversely affect the business, assets, or results of operations of the Partnership and, consequently, amounts available for distribution to limited partners holding Cash Preferred Units.

The Partnership and/or other prior Wells public limited partnerships sponsored by our General Partners have sold real estate properties for a sale price less than the original purchase price.

Certain of the real estate properties previously purchased by the Partnership and other Wells public limited partnerships sponsored by the General Partners have not appreciated to the levels anticipated at the time of purchase. Recently some of these properties have been sold by such programs at purchase prices below the prices paid for such properties. We cannot guarantee that any of our properties will appreciate in value.

General Investment Risks

The Georgia Revised Uniform Limited Partnership Act (GRULPA) does not grant you any specific voting rights and your rights are limited under our partnership agreement.

A vote of a majority in interest of the limited partners is sufficient to take the following significant Partnership actions:

•	to amend our partnership agreement;

•	to change our business purpose or our investment objectives;

•	to remove our General Partners; or

•	to authorize a merger or a consolidation of the Partnership.

These are your only significant voting rights granted under our partnership agreement. In addition, GRULPA does not grant you any specific voting rights. Therefore, your voting rights are severely limited.

You are bound by the majority vote on matters on which you are entitled to vote.

You may approve any of the above actions by majority vote of the limited partners. Therefore, you are bound by such majority vote even if you do not vote with the majority on any of these actions.

Under our partnership agreement, we are required to indemnify our General Partners under certain circumstances which may reduce returns to our limited partners.

Under our partnership agreement and subject to certain limitations, the Partnership is required to indemnify our General Partners from and against losses, liabilities, and damages relating to or arising out of any action or inaction on behalf of the Partnership done in good faith and in the best interest of the Partnership. If substantial and expensive litigation should ensue and the Partnership is obligated to indemnify one or both General Partners, we may be forced to use substantial funds to do so, which may reduce the return on your investment.

Payment of fees to our General Partners and their affiliates will reduce cash available for distributions to our limited partners.

Our General Partners and their affiliates perform services for us in connection with the management and leasing of our properties. Our affiliates may receive property management and leasing fees of 4.5% of gross revenues in connection with the commercial properties we own. In addition, we will reimburse our General Partners and their affiliates for the administrative services necessary to our prudent operation, which includes actual costs of goods, services, and materials used for or by the Partnership. These fees and reimbursements will reduce the amount of cash available for capital expenditures to our properties or distributions to our limited partners.

The availability and the timing of cash distributions are uncertain.

We cannot assure you that sufficient cash will be available to make distributions to you from either net cash from operations or proceeds from the sale of properties. We bear all expenses incurred in connection with our operations, which are deducted from cash funds generated by operations prior to computing the amount of net cash from operations to be distributed to our general and limited partners. In addition, our General Partners, in their discretion, may retain all or any portion of net cash generated from our operations and/or proceeds from the sale of our properties for tenant improvements, tenant refurbishments, and other lease-up costs or for working capital reserves.

Gains and distributions upon sale of our properties are uncertain.

Although gains from the sale of properties typically represent a substantial portion of any profits attributable to real estate investments, we cannot assure you that we will realize any gains on the sale of our properties. In any event, you should not expect distribution of such proceeds to occur during the early years of our operations. We generally will not sell properties until at least 10 to 12 years after the acquisition of the properties and our General Partners may exercise their discretion as to whether and when to sell a property, therefore, we have no obligation to sell properties at any particular time. Further, receipt of the full proceeds of such sales may be extended over a substantial period of time following the sales. In addition, the amount of taxable gain allocated to you with respect to the sale of a Partnership property could exceed the cash proceeds received from such sale. While proceeds from the sale of a property will generally be distributed to investors, the General Partners, in their sole discretion, may not make such distribution if such proceeds are used to:

•	purchase land underlying any of our properties;

•	buy out the interest of any co-venturer or joint venture partner in a property which is jointly owned;

•	establish working capital reserves; or

•	make repairs, maintenance, tenant improvements, capital improvements, or other expenditures to any of our existing properties.

We are uncertain of our sources for funding of future capital needs.

Substantially all of the gross proceeds of the offering were used to invest in properties and to pay various fees and expenses. In addition, we do not anticipate that we will maintain any permanent working capital reserves. Accordingly, in the event that we develop a need for additional capital in the future, such as the funding of tenant improvements, tenant refurbishments or other lease-up costs, we have not identified any sources for such funding, and we cannot assure you that any sources of funding will be available to us for potential capital needs in the future.

We may need to reserve net cash from operations for future tenant improvements which may reduce your returns.

We may be required to expend substantial funds for tenant improvements and tenant refurbishments to vacated space and other lease-up costs. Substantially all of our net offering proceeds available for investment will be used for investment in Partnership properties, and we do not anticipate that we will maintain permanent working capital reserves. We also have no identified funding source to provide funds which may be required in the future for tenant improvements, tenant refurbishments, and other lease-up costs in order to attract new tenants. We cannot assure you that any such source of funding will be available to us for such purposes in the future. In the event that we are required to use net cash from operations to fund such tenant improvements, tenant refurbishments, and other lease-up costs, cash distributions to limited partners holding Cash Preferred Units will be reduced or eliminated for potentially extended periods of time.

Marketability and Transferability Risks

There is no public trading market for your units.

There is no public market for your units, and we do not anticipate that any public trading market for your units will ever develop. If you attempt to sell your units, you would likely do so at substantially discounted prices on the secondary market. Further, our partnership agreement restricts our ability to participate in a public trading market or anything substantially equivalent to one by providing that any transfer which may cause us to be classified as a “publicly traded partnership” as defined in Section 7704 of the Internal Revenue Code shall be deemed void and shall not be recognized. Because classification of the Partnership as a “publicly traded partnership” may significantly decrease the value of your units, our General Partners intend to use their authority to the maximum extent possible to prohibit transfers of units which could cause us to be classified as a “publicly traded partnership.”

Your units have limited transferability and lack liquidity due to restrictions under state regulatory laws and our partnership agreement.

You are limited in your ability to transfer your units. Our partnership agreement and certain state regulatory agencies have imposed restrictions relating to the number of units you may transfer. In addition, the suitability standards applied to you upon the purchase of your units may also be applied to persons to whom you wish to transfer your units. Accordingly, you may find it difficult to sell your units for cash or if you are able to sell your units, you may have to sell your units at a substantial discount. You may not be able to sell your units in the event of an emergency, and your units are not likely to be accepted as collateral for a loan.

Special Risks Regarding Status of Units

If you hold Cash Preferred Units, you will be allocated more income than cash flow.

Since limited partners holding Cash Preferred Units are allocated substantially all of the Partnership’s net income, while substantially all deductions for depreciation and other tax losses are allocated to limited partners holding Tax Preferred Units, we expect that those of you who hold Cash Preferred Units will be allocated taxable income in excess of your cash distributions. We cannot assure you that cash flow will be available for distribution in any year.

If you hold Tax Preferred Units, you may not be able to use your passive losses.

Those of you holding Tax Preferred Units will be allocated a disproportionately larger share of our deductions for depreciation and other tax losses. Such losses will be treated as “passive” losses, which may only be used to offset “passive” income and may not be used to offset active or portfolio income. Accordingly, you may receive no current benefit from your share of tax losses unless you are currently being allocated passive income from other sources.

In addition, the American Jobs Creation Act of 2004 (the “Act”) added Section 470 to the Internal Revenue Code, which provides for certain limitations on the utilization of losses allocable to leased property owned by a partnership having both taxable and tax-exempt partners, such as the Partnership. In March 2005, the Internal Revenue Service issued IRS Notice 2005-29 announcing that the IRS would not be applying Section 470 to disallow losses for tax year 2004 based solely on the fact that a partnership had both taxable and tax-exempt partners. In December 2005, the IRS issued IRS Notice 2006-2 extending the period for transitional relief through the 2005 tax year; however, it is important to note that IRS Notices 2005-29 and 2006-2 provide relief for partnerships only for tax years 2004 and 2005. The IRS has indicated that it is continuing to study the application of Section 470 to partnerships, such as the Partnership, but unless further legislation is enacted which addresses this issue or some other form of relief from the provisions of Section 470 of the Act is granted, beginning in tax year 2006 and thereafter, passive losses allocable to limited partners holding Tax Preferred Units may be used only to offset passive income generated from the same property or within the same fund.

The desired effect of holding Cash Preferred Units or Tax Preferred Units may be reduced depending on how many investors hold each type of unit.

You will be entitled to different rights and priorities as to distributions of cash flow from operations and net sale proceeds and as to the allocation of depreciation and other tax losses depending upon whether you are holding Cash Preferred Units or Tax Preferred Units. However, the effect of any advantage associated with holding Cash Preferred Units or Tax Preferred Units may be significantly reduced or eliminated, depending upon the ratio of Cash Preferred Units to Tax Preferred Units during any given period. We will not attempt to restrict the ratio of Cash Preferred Units to Tax Preferred Units, and we will not attempt to establish or maintain any particular ratio.

Management Risks

You must rely on our General Partners for management of our business.

Our General Partners make all decisions with respect to the management of the Partnership. Limited partners have no right or power to take part in the management of the Partnership, except through the exercise of limited voting rights. Therefore, you must rely almost entirely on our General Partners for management of the Partnership and the operation of its business. Our General Partners may be removed only under certain conditions set forth in our partnership agreement. If our General Partners are removed, they will receive payment equal to the fair market value of their interests in the Partnership as agreed upon by our General Partners and the Partnership or by arbitration if they are unable to agree.

Leo F. Wells, III has a primary role in determining what is in the best interests of the Partnership and its limited partners.

Leo F. Wells, III is one of our General Partners and is the president, treasurer, and sole director of Wells Capital, our other General Partner. Therefore, one person has a primary role in determining what is in the best interests of the Partnership and its limited partners. Although Mr. Wells relies on the input of the officers and other employees of Wells Capital, he ultimately has the authority to make decisions affecting our Partnership operations. Therefore, Mr. Wells alone will determine the propriety of his own actions, which could result in a conflict of interest when he is faced with any significant decision relating to our Partnership affairs.

Our loss of or inability to obtain key personnel could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions.

Our success depends to a significant degree upon the contributions of Leo F. Wells, III, Douglas P. Williams, and Randall D. Fretz, each of whom would be difficult to replace. We do not have employment agreements with Messrs. Wells, Williams, or Fretz, and we cannot guarantee that such persons will remain affiliated with us. If any of Wells Capital’s key personnel were to cease their affiliation with the Partnership, we may be unable to find suitable replacement personnel, and our operating results could suffer. We do not intend to maintain key person life insurance on any person. We believe that our future success depends, in large part, upon the ability of our General Partners to hire and retain highly skilled managerial, operational, and marketing personnel. If we lose or are unable to obtain the services of highly skilled personnel or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered, and the value of your investment may decline.

Our operating performance could suffer if Wells Capital incurs significant losses, including those losses that may result from being the general partner of other entities.

We are dependent on Wells Capital to conduct our operations; thus, adverse changes in the financial condition of Wells Capital or our relationship with Wells Capital could hinder its ability to successfully manage our operations and our portfolio of investments. As a general partner in many Wells-sponsored programs, Wells Capital may have contingent liabilities for the obligations of such programs. Enforcement of such obligations against Wells Capital could result in a substantial reduction of its net worth. If such liabilities affected the level of services that Wells Capital could provide, our operations and financial performance could suffer.

Our General Partners have a limited net worth consisting of illiquid assets which may affect their ability to fulfill their financial obligations to the Partnership.

The net worth of our General Partners consists primarily of interests in real estate, retirement plans, partnerships, and closely-held businesses and, in the case of Wells Capital, receivables from affiliated corporations and partnerships. Accordingly, the net worth of our General Partners is illiquid and not readily marketable. This illiquidity may be relevant to you in evaluating the ability of our General Partners to fulfill their financial obligations to the Partnership. In addition, our General Partners have significant commitments to the other Wells-sponsored programs.

Increases in our administrative operating expenses, including increased expenses associated with operating as a public company in the current regulatory environment, could limit our ability to make distributions.

Over the last few years, our administrative operating expenses have increased, and the regulatory environment has resulted in increases in our expenses related to operating as a public company. In addition, as we evolve through our partnership life cycle, and sell various properties in our portfolio, our administrative operating expenses become a larger percentage in relationship to our operating cash flow and the value of our properties. Further, we bear all expenses incurred in connection with our operations, which are deducted from cash funds generated by operations prior to computing the amount of net cash from operations to be distributed to our limited partners. Therefore, as a result of the increased administrative operating expenses and increased percentage of such expenses, we cannot assure you that sufficient cash will be available to make future distributions to you from either net cash from our operations or proceeds from the sale of our properties.

Conflicts of Interest Risks

Our General Partners will face conflicts of interest relating to time management which could result in lower returns on our investments.

Because our General Partners and their affiliates have interests in other real estate programs and also engage in other business activities, they could have conflicts of interest in allocating their time between our business and these other activities, which could affect operations of the Partnership. You should note that our partnership agreement does not specify any minimum amount of time or level of attention that our General Partners are required to devote to the Partnership.

Our General Partners will face conflicts of interest relating to the sale and leasing of properties.

We may be selling properties at the same time as other Wells programs are buying and selling properties. We may have acquired or be selling properties in geographic areas where other Wells programs own properties or are trying to sell properties, which could lower your return on your investment.

Investments in joint ventures with affiliates will result in additional risks involving our relationship with the co-venturer.

We have entered into joint ventures with affiliates. Such investments may involve risks not otherwise present with an investment in real estate, including, for example:

•	the possibility that our co-venturer, co-tenant, or partner in an investment might become bankrupt;

•	that such co-venturer, co-tenant, or partner may at any time have economic or business interests or goals which are or which become inconsistent with our business interests or goals; or

•	that such co-venturer, co-tenant, or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives.

Actions by such a co-venturer, co-tenant, or partner might result in subjecting the property to liabilities in excess of those contemplated and may have the effect of reducing your returns.

Our General Partners will face various conflicts of interest relating to joint ventures with affiliates.

Since our General Partners and their affiliates control both the Partnership and other affiliates, transactions between the parties with respect to joint ventures between such parties do not have the benefit of arm’s length negotiation of the type normally conducted between unrelated co-venturers. Under these joint venture arrangements, neither co-venturer has the power to control the venture, and an impasse could be reached regarding matters pertaining to the joint venture, which might have a negative influence on the joint venture and decrease potential returns to you. In the event that a co-venturer has a right of first refusal to buy out the other co-venturer, it may be unable to finance such buy-out at that time. It may also be difficult for us to sell our interest in any such joint venture or partnership or as a co-tenant in property. In addition, to the extent that our co-venturer, partner, or co-tenant is an affiliate of our General Partners, certain conflicts of interest will exist.

Federal Income Tax Risks

The Internal Revenue Service (IRS) may challenge our characterization of material tax aspects of your investment in the Partnership.

An investment in units involves certain material income tax risks, the character and extent of which are, to some extent, a function of whether you hold Cash Preferred Units or Tax Preferred Units. We will not seek any rulings from the IRS regarding any of the tax issues related to your units.

Investors may realize taxable income without cash distributions.

As a limited partner in the Partnership, you are required to report your allocable share of the Partnership’s taxable income on your personal income tax return regardless of whether or not you have received any cash distributions from the Partnership. For example, if you hold Cash Preferred Units, you will be allocated substantially all of our net income, defined in the partnership agreement to mean generally net income for federal income tax purposes, including any income exempt from tax, but excluding all deductions for depreciation and amortization and gain or loss from the sale of Partnership properties, even if such income is in excess of any distributions of cash from our operations. In addition, if you hold Cash Preferred Units, you will be allocated your share of our net income with respect to such units even though net cash from our operations otherwise distributable to you will instead be paid to third parties to satisfy the deferred commission obligations with respect to such units for a period of six years following the year of purchase, or longer if required to satisfy the outstanding commission obligation. If you hold Cash Preferred Units, you will likely be allocated taxable income in excess of any distributions to you, and the amount of cash received by you could be less than the income tax attributable to the net income allocated to you.

We could potentially be characterized as a publicly traded partnership resulting in unfavorable tax results.

If the IRS were to classify the Partnership as a “publicly traded partnership,” we could be taxable as a corporation, and distributions made to you could be treated as portfolio income to you rather than passive income. We cannot assure you that we will not, at some time in the future, be treated as a publicly traded partnership due to the following factors:

•	the complex nature of the IRS rules governing our potential exemption from classification as a publicly traded partnership;

•	the lack of interpretive guidance with respect to such rules; and

•	the fact that any determination in this regard will necessarily be based upon events which have not yet occurred.

The deductibility of losses will be subject to limitations.

Section 469 of the Internal Revenue Code limits the allowance of deductions for losses attributable to “passive activities,” which are generally defined as activities in which the taxpayer does not materially participate. Any tax losses allocated to investors holding Tax Preferred Units will be characterized as passive losses, and accordingly, the deductibility of such losses will be subject to these limitations.

In addition, the American Jobs Creation Act of 2004 (the “Act”) added Section 470 to the Internal Revenue Code, which provides for certain limitations on the utilization of losses allocable to leased property owned by a partnership having both taxable and tax-exempt partners, such as the Partnership. In March 2005, the Internal Revenue Service issued IRS Notice 2005-29 announcing that the IRS would not be applying Section 470 to disallow losses for tax year 2004 based solely on the fact that a partnership had both taxable and tax-exempt partners. In December 2005, the IRS issued IRS Notice 2006-2 extending the period for transitional relief through the 2005 tax year; however, it is important to note that IRS Notices 2005-29 and 2006-2 provide relief for partnerships only for tax years 2004 and 2005. The IRS has indicated that it is continuing to study the application of Section 470 to partnerships, such as the Partnership, but unless further legislation is enacted which addresses this issue or some other form of relief from the provisions of Section 470 of the Act is granted, beginning in tax year 2006 and thereafter, passive losses allocable to limited partners holding Tax Preferred Units may be used only to offset passive income generated from the same property or within the same fund.

The IRS may challenge our allocations of profit and loss.

While it is more likely than not Partnership items of income, gain, loss, deduction, and credit will be allocated among our General Partners and our limited partners substantially in accordance with the allocation provisions of the partnership agreement, we cannot assure you that the IRS will not successfully challenge the allocations in the partnership agreement and reallocate items of income, gain, loss, deduction, and credit in a manner which reduces the anticipated tax benefits to investors holding Tax Preferred Units or increases the income allocated to investors holding Cash Preferred Units.

We may be audited and additional tax, interest, and penalties may be imposed upon you.

Our federal income tax returns may be audited by the IRS. Any audit of the Partnership could result in an audit of your tax return causing adjustments of items unrelated to your investment in the Partnership, in addition to adjustments to various Partnership items. In the event of any such adjustments, you might incur accountants’ or attorneys’ fees, court costs, and other expenses contesting deficiencies asserted by the IRS. You may also be liable for interest on any underpayment and certain penalties from the date your tax was originally due. The tax treatment of all Partnership items will generally be determined at the partnership level in a single proceeding rather than in separate proceedings with each partner, and our General Partners are primarily responsible for contesting federal income tax adjustments proposed by the IRS. In this connection, our General Partners may extend the statute of limitations as to all partners and, in certain circumstances, may bind the partners to a settlement with the IRS. Further, our General Partners may cause us to elect to be treated as an “electing large partnership.” If they do, we could take advantage of simplified flow-through reporting of Partnership items. Adjustments to Partnership items would continue to be determined at the partnership level, however, and any such adjustments would be accounted for in the year they take effect, rather than in the year to which such adjustments relate. Accordingly, if you make an election to change the status of your units between the years in which a tax benefit is claimed and an adjustment is made, you may suffer a disproportionate adverse impact with respect to any such adjustment. Further, our General Partners will have the discretion in such circumstances either to pass along any such adjustments to the partners or to bear such adjustments at the partnership level, thereby potentially adversely impacting the holders of a particular class of units disproportionately to holders of the other class of units.

State and local taxes and a requirement to withhold state taxes may apply.

The state in which you reside may impose an income tax upon your share of our taxable income. Further, states in which we own properties may impose income taxes upon your share of our taxable income allocable to any Partnership property located in that state or other taxes on limited partnerships owning properties in their states. Many states have implemented or are implementing programs to require partnerships to withhold and pay state income taxes owed by nonresident partners relating to income-producing properties located in their states, and we may be required to withhold state taxes from cash distributions otherwise payable to you. In the event we are required to withhold state taxes from your cash distributions, or pay other state taxes, the amount of the net cash from operations otherwise payable to you would be reduced. In addition, such collection and filing requirements at the state level may result in increases in our administrative expenses which would have the effect of reducing cash available for distribution to you. You are urged to consult with your own tax advisors with respect to the impact of applicable state and local taxes and state tax withholding requirements or other potential state taxes relating to an investment in our units.

Legislative or regulatory action could adversely affect investors.

In recent years, numerous legislative, judicial, and administrative changes have been made in the provisions of the federal income tax laws applicable to investments similar to an investment in our units. Additional changes to the tax laws are likely to continue to occur in the future, and we cannot assure you that any such changes will not adversely affect the taxation of a limited partner. Any such changes could have an adverse effect on an investment in our units or on the market value or the resale potential of our properties. You are urged to consult with your own tax advisor with respect to the impact of recent legislation on your investment in units and the status of legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our units.

Retirement Plan and Qualified Plan Risks

There are special considerations that apply to pension or profit-sharing trusts or IRAs investing in units.

If you are investing the assets of a pension, profit-sharing, Section 401(k), Keogh, or other qualified retirement plan or the assets of an Individual Retirement Account (IRA) in units, you should satisfy yourself that:

•	your investment is consistent with your fiduciary obligations under ERISA and the Internal Revenue Code;

•	your investment is made in accordance with the documents and instruments governing your plan or IRA, including your plan’s investment policy;

•	your investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA;

•	your investment will not impair the liquidity of the plan or IRA;

•	your investment will not produce “unrelated business taxable income” for the plan or IRA;

•	you will be able to value the assets of the plan annually in accordance with ERISA requirements; and

•	your investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.

We may dissolve the Partnership if our assets are deemed to be plan assets or if we engage in prohibited transactions.

If our assets were deemed to be assets of qualified plans investing as limited partners, i.e., plan assets, our General Partners would be considered to be fiduciaries of such plans and certain contemplated transactions between our General Partners or their affiliates, and the Partnership may then be deemed to be “prohibited transactions” subject to excise taxation under Section 4975 of the Internal Revenue Code. Additionally, if our assets were deemed to be plan assets, the standards of prudence and other provisions of ERISA applicable to plan fiduciaries would apply to the General Partners with respect to our investments. We have not sought a ruling from the U.S. Department of Labor regarding the potential classification of our assets as plan assets.

In this regard, U.S. Department of Labor Regulations defining plan assets for purposes of ERISA contain exemptions which, if satisfied, would preclude assets of a limited partnership such as ours from being treated as plan assets. We cannot assure you that our partnership agreement has been structured so that the exemptions in such Regulations would apply to us, although our General Partners intend that an investment by a qualified plan in units will not be deemed an investment in the assets of the Partnership. We can make no representations or warranties of any kind regarding the consequences of an investment in our units by qualified plans in this regard. Plan fiduciaries are urged to consult with and rely upon their own advisors with respect to this and other ERISA issues which, if decided adversely to the Partnership, could result in qualified plan investors being deemed to have engaged in “prohibited transactions,” which would cause the imposition of excise taxes and co-fiduciary liability under Section 405 of ERISA in the event actions taken by us are deemed to be nonprudent investments or “prohibited transactions.”

In the event our assets are deemed to constitute plan assets or certain transactions undertaken by us are deemed to constitute “prohibited transactions” under ERISA or the Internal Revenue Code, and no exemption for such transactions is obtainable by us, the General Partners have the right, but not the obligation, upon notice to all limited partners, but without the consent of any limited partner, to:

•	compel a termination and dissolution of the Partnership; or

•	restructure our activities to the extent necessary to comply with any exemption in the U.S. Department of Labor Regulations or any prohibited transaction exemption granted by the Department of Labor or any condition which the Department of Labor might impose as a condition to granting a prohibited transaction exemption.

Adverse tax consequences may result because of minimum distribution requirements.

If you intend to purchase units through your IRA, or if you are a trustee of an IRA or other fiduciary of a retirement plan considering an investment in units, you must consider the limited liquidity of an investment in our units as it relates to applicable minimum distribution requirements under the Internal Revenue Code. If units are held and our properties have not yet been sold at such time as mandatory distributions are required to begin to an IRA beneficiary or qualified plan participant, Sections 408(a)(6) and 401(a)(9) of the Internal Revenue Code will likely require that a distribution-in-kind of the units be made to the IRA beneficiary or qualified plan participant. Any such distribution-in-kind of units must be included in the taxable income of the IRA beneficiary or qualified plan participant for the year in which the units are received at the fair market value of the units and taxes attributable thereto must be paid without any corresponding cash distributions from us with which to pay such income tax liability.

Unrelated business taxable income (UBTI) may be generated with respect to tax-exempt investors.

We do not intend or anticipate that the tax-exempt investors in the Partnership will be allocated income deemed to be derived from an unrelated trade or business, which is generally referred to as “UBTI.” Notwithstanding this, the General Partners do have limited authority to borrow funds deemed necessary:

•	to finance improvements necessary to protect capital previously invested in a property;

•	to protect the value of our investment in a property; or

•	to make one of our properties more attractive for sale or lease.

Our General Partners have represented that they will not cause the Partnership to incur indebtedness unless they obtain an opinion from legal counsel or an opinion from our tax accountants that the proposed indebtedness more likely than not will not cause the income allocable to tax-exempt investors to be characterized as UBTI. Any such opinion will have no binding effect on the IRS or any court, however, and some risk remains that we may generate UBTI for our tax-exempt investors in the event that it becomes necessary for us to borrow funds.

Further, in the event we were deemed to be a “dealer” in real property, defined as one who holds real estate primarily for sale to customers in the ordinary course of business, the gain realized on the sale of our properties which is allocable to tax-exempt investors would be characterized as UBTI.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There were no unresolved SEC staff comments as of December 31, 2005.

ITEM 2.	PROPERTIES.

Overview

During the periods presented, the Partnership owned interests in the following joint ventures (the “Joint Ventures”) and properties:

			Approximate Leased % as of December 31,
Joint Venture	Joint Venture Partners	Properties	2005	2004	2003	2002	2001
Wells Fund XIII-REIT Joint Venture Partnership (“Fund XIII-REIT Associates”)	• Wells Real Estate Fund XIII, L.P. • Wells Operating Partnership, L.P.(1)	1. AmeriCredit Building(2) A two-story office building located in Orange Park, Florida	–	100%	100%	100%	100%

		2. ADIC Buildings Two connected one-story office and assembly buildings located in Parker, Colorado	100%	100%	100%	100%	100%
		3. John Wiley Building(2) A four-story office building located in Fishers, Indiana	–	100%	100%	100%	–

		4. AIU – Chicago Building A four-story office building located in Hoffman Estates, Illinois	100%	100%	98%	–	–
Fund XIII and Fund XIV Associates (“Fund XIII-XIV Associates”)	• Wells Real Estate Fund XIII, L.P. • Wells Real Estate Fund XIV, L.P.	5. Siemens – Orlando Building (Acquired on October 30, 2003) Two one-story office buildings located in Orlando, Florida	100%	100%	100%	–	–

		6. Randstad – Atlanta Building (Acquired on December 19, 2003) Four-story office building located in Atlanta, Georgia	100%	100%	100%	–	–

		7. 7500 Setzler Parkway (Acquired on March 26, 2004) One-story office and warehouse building located in Brooklyn Park, Minnesota	100%	100%	–	–	–

(1)	Wells Operating Partnership, L.P. (“Wells OP”) is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. (“Wells REIT”) serving as its general partner; Wells REIT is a Maryland corporation that qualifies as a real estate investment trust.

(2)	These properties were sold in April 2005.

Wells Real Estate Fund XIV, L.P. is affiliated with the Partnership through common general partners. Each of the properties described above was acquired on an all-cash basis.

Lease Expirations

As of December 31, 2005, the lease expirations scheduled during the following ten years for all properties in which the Partnership held an interest through the Joint Ventures, assuming no exercise of renewal options or termination rights, are summarized below:

Year of Lease Expiration	Number of Leases Expiring	Square Feet Expiring	Annualized Gross Base Rent in Year of Expiration	Partnership Share of Annualized Gross Base Rent in Year of Expiration(1)	Percentage of Total Square Feet Expiring	Percentage of Total Annualized Gross Base Rent in Year of Expiration
2006(2)	2	14,331	$231,857	$86,947	2.3%	3.2%
2007(3)	2	42,748	620,235	205,405	7.0	8.6
2009(4)	1	52,125	785,837	371,701	8.5	10.9
2010(5)	2	279,669	3,166,655	1,002,984	45.5	44.0
2011(6)	1	148,204	1,461,219	410,749	24.1	20.3
2013(7)	2	77,660	934,862	442,190	12.6	13.0

	10	614,737	$7,200,665	$2,519,976	100.0%	100.0%

(1)	The Partnership’s share of annualized gross base rent in year of expiration is calculated based on the Partnership’s ownership percentage in the Joint Venture that owns the leased property.

(2)	AIU – Chicago Building: WFS Financial lease (approximately 7,300 square feet); Siemens – Orlando Building: Best Buy lease (approximately 7,100 square feet).

(3)	AIU – Chicago Building: Philips lease (approximately 32,900 square feet); Siemens – Orlando Building: two Cape Canaveral leases (approximately 9,900 square feet).

(4)	Siemens – Orlando Building: Siemens Shared Services lease (approximately 52,100 square feet).

(5)	AIU – Chicago Building: American InterContinental lease (approximately 159,700 square feet); and 7500 Setzler Parkway: RR Donnelley and Sons Company (approximately 120,000 square feet).

(6)	ADIC Buildings: ADIC lease (approximately 148,200 square feet).

(7)	Siemens – Orlando Building: Rinker Materials lease (approximately 13,100 square feet); and Randstad – Atlanta Building: Randstad – Atlanta lease (approximately 64,600 square feet).

Property Descriptions

Additional information about the Joint Ventures and properties in which the Partnership owns interests during the periods presented is provided below:

Fund XIII-REIT Associates

On June 27, 2001, Fund XIII-REIT Associates was formed for the purpose of acquiring, developing, operating, and selling real properties. As of December 31, 2005, the Partnership and Wells OP owned equity interests of approximately 28% and 72%, respectively, in the following properties based on their respective cumulative capital contributions to Fund XIII-REIT Associates:

AmeriCredit Building

On July 16, 2001, Fund XIII-REIT Associates acquired the AmeriCredit Building, a two-story office building containing approximately 85,000 rentable square feet located in Orange Park, Florida.

On April 13, 2005, the Fund XIII-REIT Associates sold the AmeriCredit Building to Lexington Corporate Properties Trust, an unaffiliated third party, for a gross sale price of $14,444,000. As a result of the sale of the AmeriCredit Building, the Partnership received net sale proceeds of approximately $4,020,000 and was allocated a gain of approximately $666,000.

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

The ADIC Buildings are currently under a lease agreement with Advanced Digital Information (“ADIC”), which commenced in December 2001 and expires on December 31, 2011. ADIC has the right to extend the lease for two additional five-year periods of time by giving written notice to the landlord at least nine months prior to the expiration date of the then current lease term. As of December 31, 2005, the annualized base rent was approximately $1,297,500, increasing approximately 2% annually each January through the expiration of the lease. The base rent payable for each extended term of the lease will be the then-current market rate. The annualized base rent in 2011 is approximately $1,461,200.

John Wiley Building

On December 12, 2002, Fund XIII-REIT Associates acquired the John Wiley Building, a four-story office building containing approximately 141,000 rentable square feet located in Fishers, Indiana.

On April 13, 2005, Fund XIII-REIT Associates sold the John Wiley Building to Lexington Corporate Properties Trust, an unaffiliated third party, for a gross sale price of $21,530,000. As a result of the sale of the John Wiley Building, the Partnership received net sale proceeds of approximately $6,023,000 and was allocated a gain of approximately $1,392,000.

AIU – Chicago Building

On September 19, 2003, Fund XIII-REIT Associates acquired the AIU – Chicago Building, a four-story office building containing approximately 194,000 rentable square feet, on an approximately 2.7-acre tract of land located in located in Hoffman Estates, Illinois. The purchase price of the AIU – Chicago Building was approximately $27,000,000, including closing costs.

As of December 31, 2005, the AIU – Chicago Building is primarily leased under net lease agreements (i.e., operating costs and maintenance costs are paid by the tenants) with American InterContinental University (“AIU”) (approximately 159,669 square feet, or 82% of the property, of which AIU will not occupy 7,255 square feet or 3% of the property until the expiration of the current tenant, WFS Financial, in April 2006) and Philips Electronics North American Corporation (approximately 32,860 square feet, or 17% of the property). An additional 4% of the building is leased to two tenants: WFS Financial (7,255 square feet, expiring April 2006) and Jones Lang LaSalle (1,172 square feet for the management office, expiring December 2025).

The two initial AIU leases, which include 40,650 square feet and 33,603 square feet, commenced in May 2002 and expire in June 2008. AIU entered into an additional lease that includes 4,380 square feet, which commenced in April 2003 and also expires in June 2008. In July 2003, AIU entered into an additional lease, containing 48,993 square feet, which expires in December 2010. In May 2004, AIU entered into a lease for an additional 4,110 square feet, which also expires in December 2010. In November 2004, AIU entered into an additional lease that includes 13,501 square feet, which expires in October 2008. In January 2005, AIU entered into an additional lease that includes 7,177 square feet, which expires in December 2010. In October 2005, AIU amended and combined all of the leases previously mentioned. The new cumulative lease for AIU expires on December 31, 2010. In addition, AIU will assume 7,255 square feet when WFS Financial’s lease expires in April 2006. AIU has the right, at its option, to extend the initial terms of the leases, for one additional five-year period at the then-current market rental rate. AIU has a right of first offer to lease additional space in the AIU – Chicago Building upon such space becoming available. The AIU lease prohibits the Fund XIII-REIT Associates from leasing any space in the AIU – Chicago Building to any business, which offers post-high school or corporate training as its primary function. As of December 31, 2005, the annual base rent payable under the AIU leases was approximately $2,153,500. The annualized rent payable in 2010 for the AIU lease expiring is approximately $2,578,700.

Philips Electronics North America Corporation (“Philips North America”) is a wholly owned subsidiary of Philips Holding USA Inc., which is a wholly owned subsidiary of Koninklijke Philips Electronics N.V. (“Philips”). Philips North America manages the North American operations of Philips, a worldwide electronics manufacturer. Philips, whose shares are publicly traded on the New York Stock Exchange, operates in over 60 countries. The Philips North America lease (the “Philips Lease”) covers approximately 32,860 rentable square feet and commenced in July 2002 and expires in July 2007. As of December 31, 2005, the annual base rent payable under the Philips Lease was approximately $436,600. The annualized rent payable in 2007 is approximately $458,400. Philips North America has the right, at its option, to extend the initial term of its lease for one additional three-year period at annual base rents per square foot of $14.50, $15.10, and $15.75, respectively.

Fund XIII-XIV Associates

On August 20, 2003, Fund XIII-XIV Associates was formed for the purposes of acquiring, developing, operating, and selling real properties. As of December 31, 2005, the Partnership and Wells Real Estate Fund XIV, L.P. owned equity interests of approximately 47% and 53%, respectively, in the following properties based on their respective cumulative capital contributions to Fund XIII-XIV Associates:

Siemens – Orlando Building

On October 30, 2003, Fund XIII-XIV Associates acquired the Siemens – Orlando Building, which is comprised of two single-story office buildings, containing approximately 82,000 aggregate rentable square feet, on an approximately 7.5-acre tract of land located in Orlando, Florida. The purchase price of the Siemens – Orlando Building was approximately $11,709,000, including closing costs.

The Siemens – Orlando Building, which was completed in 2002, is under lease agreements with Siemens Shared Services, LLC (approximately 63%); Rinker Materials of Florida, Inc. (approximately 16%); Cape Canaveral Tour & Travel, Inc. (approximately 12%); and Best Buy Stores, L.P. (approximately 9%). As of December 31, 2005, the Siemens – Orlando Building is 100% leased.

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

The Siemens lease commenced on October 1, 2002 and expires on September 30, 2009. Siemens has the right, at its option, to extend the initial term of its lease for two additional three-year periods at 95% of the then-current market rental rate. Siemens has an option to lease additional space in the Siemens – Orlando Building upon such space becoming available and subject to first refusal rights of other tenants of the Siemens – Orlando Building. In addition, Siemens has the right to terminate up to 25,000 rentable square feet of the Siemens lease in 2007 by paying a termination fee equal to $7.47 per rentable square foot terminated. As of December 31, 2005 the annual base rent payable under the Siemens lease was approximately $729,700, increasing approximately 2.5% annually each October through the expiration of the lease. The annualized base rent payable in 2009 is approximately $785,800.

Rinker Materials of Florida, Inc. (“Rinker”) occupies approximately 13,000 rentable square feet of the Siemens – Orlando Building. Rinker is a privately held concrete company with corporate headquarters in West Palm Beach,

Florida. Rinker provides construction and building materials in Florida, Georgia, and South Carolina, including cement, aggregate, brick, glass block, reinforcing steel, construction chemicals, drywall, and fireplaces. Rinker is a wholly owned subsidiary of Rinker Group Limited (“Rinker Group”), an Australian company with corporate headquarters in Chatswood, Australia. Rinker Group is a worldwide heavy building materials corporation. The Rinker lease (the “Rinker Lease”) commenced in April 2003 and expires in April 2013. Rinker has the right, at its option, to extend the initial term of its lease for two additional five-year periods at the then-current market rental rate but not less than the base rent last payable under this lease as renewed. In addition, Rinker has a right of first refusal to lease additional space in the Siemens – Orlando Building upon such space becoming available. As of December 31, 2005, the annual base rent payable under the Rinker Lease is approximately $180,500, increasing approximately 3% annually each April through the expiration of the lease. The annualized base rent payable in 2013 is approximately $222,000.

Cape Canaveral Tour and Travel, Inc. (“Cape Canaveral”) occupies approximately 10,000 rentable square feet of the Siemens – Orlando Building under two separate leases. Cape Canaveral is a subsidiary of Kosmas Group International, Inc. (“Kosmas”), the guarantor of the Cape Canaveral leases. Kosmas is a vacation ownership company with corporate headquarters in New Smyrna Beach, Florida. Kosmas provides timeshare ownership of ten resorts in New Smyrna Beach, two in Kissimmee, and one in Key West, Florida. The Cape Canaveral Leases, which commenced in September 2002 and May 2003, expire in November 2007. Cape Canaveral has the right, at its option, to extend the initial term of its leases for two additional five-year periods at the then-current market rental rate. As of December 31, 2005 the annual base rent payable under the Cape Canaveral Leases was approximately $151,700. The annualized base rent payable in 2007 is approximately $161,800.

Best Buy Stores, L.P. (“Best Buy”) occupies approximately 7,000 rentable square feet of the Siemens – Orlando Building. Best Buy is a wholly owned subsidiary of Best Buy Co., Inc. (“Best Buy Co.”). Best Buy Co. is a retailer of consumer electronics, personal computers, entertainment software, and appliances in North America. Best Buy Co., whose shares are publicly traded on the New York Stock Exchange, has its corporate headquarters located in Minneapolis, Minnesota. The Best Buy lease commenced in October 2001 and expires in November 2006. Best Buy has the right, at its option, to extend the initial term of its lease for two additional five-year periods at 95% of the then-current market rental rate. As of December 31, 2005, the annual base rent payable under the Best Buy lease is approximately $109,600. The annualized base rent payable in 2006 is approximately $113,500.

Randstad – Atlanta Building

On December 19, 2003, in a sale-leaseback transaction, Fund XIII-XIV Associates acquired the Randstad – Atlanta Building, a four-story office building containing approximately 65,000 aggregate rentable square feet, on an approximately 2.9-acre tract of land located in Atlanta, Georgia. The purchase price of the Randstad – Atlanta Building was approximately $6,530,000, including closing costs.

The Randstad – Atlanta Building, which was completed in 1985, is under a lease agreement with the sole tenant, Randstad Staffing Services, Inc. (“Randstad”), an affiliate of Randstad Holdings NV (“Randstad Holdings”). Randstad Holdings, the guarantor of the Randstad lease, is an international supplier of temporary and contract staffing services. Randstad, which has its corporate headquarters in the Randstad – Atlanta Building, manages the operations of Randstad Holdings in the United States and Canada. Randstad operates in five core areas, consisting of office, industrial, creative, technical, and professional services.

The Randstad lease commenced on December 19, 2003 and expires on December 31, 2013. Randstad has the right, at its option, to extend the initial term of its lease for two additional five-year periods at 95% of the then-current market rental rate. In addition, Randstad has a right of first refusal to purchase the Randstad – Atlanta Building should Fund XIII-XIV Associates decide to sell the Randstad – Atlanta Building in the future. Fund XIII-XIV Associates, as landlord, is responsible for the maintenance and repair of the roof, plumbing, electrical, heating and air conditioning, exterior walls, doors, windows, corridors, and other common areas of the

Randstad – Atlanta Building. As of December 31, 2005, the annual base rent payable under the Randstad lease was approximately $645,700. Beginning in January 2009, the annual base rent payable increases approximately 2% annually each January through the expiration of the lease. The annualized base rent payable in 2013 is approximately $712,900.

7500 Setzler Parkway

On March 26, 2004, Fund XIII-XIV Associates acquired 7500 Setzler Parkway, a one-story office and warehouse building containing approximately 120,000 rentable square feet located on a 10.32-acre tract of land in Brooklyn Park, Minnesota, from an unrelated third party for approximately $7,040,000, including closing costs.

The 7500 Setzler Parkway building, which was completed in 2004, is under a lease agreement with RR Donnelley and Sons Company (“RR Donnelley”). The RR Donnelley lease commenced on January 1, 2004 and expires on December 31, 2010. The annual base rent payable under the RR Donnelley lease was approximately $560,000 through December 2006 and is set to increase to $588,000 on January 1, 2007 through the remainder of the lease term. Fund XIII-XIV Associates, as landlord, is responsible for the maintenance and repair of the roof, plumbing, electrical, heating and air conditioning, exterior walls, doors, windows, corridors, and other common areas of 7500 Setzler Parkway.

ITEM 3.	LEGAL PROCEEDINGS.

From time to time, we are party to legal proceedings which arise in the ordinary course of our business. We are not currently involved in any litigation for which the outcome would, in the judgment of the General Partners based on information currently available, have a materially adverse impact on the results of operations or financial condition of the Partnership, nor is management aware of any such litigation threatened against us. In addition, no legal proceeds were terminated during the fourth quarter of 2005.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the limited partners during the fourth quarter of 2005.

PART II

ITEM 5.	MARKET FOR PARTNERSHIP’S UNITS AND RELATED SECURITY HOLDER MATTERS.

Summary

As of February 28, 2006, 3,205,914 Cash Preferred Units and 566,134 Tax Preferred Units, held by a total of 1,267 and 138 limited partners, respectively, were outstanding. Capital contributions are equal to $10.00 per each limited partnership unit. A public trading market has not been established for the Partnership’s limited partnership units, nor is such a market anticipated to develop in the future. The partnership agreement provides the General Partners with the right to prohibit transfers of units at their discretion.

Unit Valuation

Because fiduciaries of retirement plans subject to the Employee Retirement Income Security Act (“ERISA”) and Individual Retirement Account (“IRA”) custodians are required to determine and report the value of the assets held in their respective plans or accounts on an annual basis, the General Partners are required under the partnership agreement to report estimated unit values to the limited partners each year in the Partnership’s annual report on Form 10-K. The methodology to be utilized for determining such estimated unit values under the partnership agreement requires the General Partners to estimate the amount a unit holder would receive assuming that the Partnership’s properties were sold at their estimated fair market values as of the end of the Partnership’s fiscal year and the proceeds therefrom (without any reduction for selling expenses) plus the amount of net sale proceeds held by the Partnership at year-end from previous property sales, if any, were distributed to the limited partners in liquidation. The estimated unit valuations are intended to be an estimate of the distributions that would be made to limited partners who purchased their units directly from the Partnership in the Partnership’s original public offering of units, and who have made no conversion elections under the partnership agreement.

Utilizing the foregoing methodology and based upon market conditions existing in early December 2005, the General Partners have estimated the Partnership’s unit valuations, based upon their estimates of property values as of December 31, 2005, to be approximately $7.01 per Cash Preferred Unit and $7.45 per Tax Preferred Unit, based upon market conditions existing in early December 2005. These estimates should not be viewed as an accurate reflection of the value of the limited partners’ units, what limited partners might be able to sell their units for, or the fair market value of the Partnership’s properties, nor do they necessarily represent the amount of net proceeds limited partners would receive if the Partnership’s properties were sold and the proceeds distributed in a liquidation of the Partnership. There is no established public trading market for the Partnership’s limited partnership units, and it is not anticipated that a public trading market for the units will ever develop. In addition, property values are subject to change and could decline in the future. While, as required by the partnership agreement, the General Partners have obtained an opinion from The David L. Beal Company, an independent appraiser certified by the Member Appraisal Institute, to the effect that such estimates of value were deemed reasonable and were prepared in accordance with appropriate methods for valuing real estate, no actual appraisals were obtained due to the inordinate expense which would be involved in obtaining appraisals for all of the Partnership’s properties.

The valuations performed by the General Partners are estimates only, and are based on a number of assumptions which may not be accurate or complete and may or may not be applicable to any specific limited partnership units. For example, as a result of the availability of conversion elections under the partnership agreement and the resulting complexities involved relating to the distribution methodology under the partnership agreement, each limited partnership unit of the Partnership potentially has its own unique characteristics as to distributions and value. These estimated valuations assume, and are applicable only to, limited partners who have made no conversion elections under the partnership agreement and who purchased their units directly from the Partnership in the Partnership’s original public offering of units. Further, as set forth above, no third-party appraisals have or will be obtained. For these reasons, the estimated unit valuations set forth above should not be used by or relied upon by investors, other than fiduciaries of retirement plans and IRA custodians for limited ERISA and IRA reporting purposes, as any indication of the fair market value of their units. In addition, it should be noted that ERISA plan fiduciaries and IRA custodians may use estimated unit valuations obtained from other sources, such as prices paid for the Partnership’s units in secondary market trades, and that such estimated unit valuations may well be lower than those estimated by the General Partners using the methodology required by the partnership agreement.

It should also be noted that once the Partnership begins the process of selling certain of its properties and that, as properties are sold and the net proceeds from property sales are distributed to limited partners, the remaining value of the Partnership’s portfolio of properties, and resulting value of Partnership’s limited partnership units, will naturally decline. In considering the foregoing estimated unit valuations, it should be noted that the Partnership has previously distributed net sale proceeds in the amount of $2.33 per Cash Preferred Unit and $4.58 per Tax Preferred Unit to its limited partners. These amounts are intended to represent the per-unit distributions received by limited partners who purchased their units directly from the Partnership in the Partnership’s original public offering of units, and who have made no conversion elections under the partnership agreement. Limited partners who have made one or more conversion elections would have received a different level of per-unit distribution.

Operating Distributions

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

Operating cash distributions made to limited partners holding Cash Preferred Units during 2004 and 2005 are summarized below:

	Per Cash Preferred Unit
Operating Distributions for Quarter Ended	Total Operating Cash Distributed	Investment Income	Return of Capital	General Partner
March 31, 2004	$616,766	$0.20	$0.00	$0.00
June 30, 2004	$617,861	$0.20	$0.00	$0.00
September 30, 2004	$618,697	$0.20	$0.00	$0.00
December 31, 2004	$665,486	$0.21	$0.00	$0.00
March 31, 2005	$624,460	$0.20	$0.00	$0.00
June 30, 2005	$392,300	$0.13	$0.00	$0.00
September 30, 2005	$510,165	$0.16	$0.00	$0.00
December 31, 2005	$473,594	$0.15	$0.00	$0.00

Fourth quarter 2005 operating distributions were accrued for accounting purposes in 2005 and paid to the Cash Preferred limited partners in February 2006. No operating cash distributions were paid to holders of Tax Preferred Units or to the General Partners in 2005 or 2004.

ITEM 6.	SELECTED FINANCIAL DATA.

A summary of the selected financial data as of and for the fiscal years ended December 31, 2005, 2004, 2003, 2002, and 2001 for the Partnership is provided below. The comparability of net income for the periods presented below is impacted by the sale of properties described in Item 2.

	2005	2004	2003	2002	2001
Total assets	$21,981,962	$31,129,562	$32,516,654	$23,930,275	$9,518,611
Equity in income of Joint Ventures	$3,023,505	$1,106,316	$931,683	$531,457	$58,610
Net income	$3,028,062	$954,373	$888,403	$478,385	$34,868
Net loss allocated to General Partners	$0	$0	$0	$0	$(500)
Net income (loss) allocated to Limited Partners:
Cash Preferred	$2,295,882	$2,583,944	$1,627,786	$795,851	$84,293
Tax Preferred	$732,180	$(1,629,571)	$(739,383)	$(317,466)	$(48,925)
Net income (loss) per weighted-average Limited Partner Unit:
Cash Preferred	$0.73	$0.83	$0.56	$0.52	$0.20
Tax Preferred	$1.18	$(2.42)	$(1.09)	$(1.02)	$(0.55)
Operating Cash Distributions per weighted-average Cash Preferred Limited Partner Unit:
Investment Income	$0.64	$0.81	$0.53	$0.50	$0.08
Return of Capital	$0.00	$0.00	$0.00	$0.00	$0.00
Operating Cash Distributions per weighted-average Tax Preferred Limited Partner Unit:
Investment Income	$0.00	$0.00	$0.00	$0.00	$0.00
Return of Capital	$0.00	$0.00	$0.00	$0.00	$0.00
Distribution of net sale proceeds per weighted-average Limited Partner Unit:
Cash Preferred	$2.35	$0.00	$0.00	$0.00	$0.00
Tax Preferred	$4.15	$0.00	$0.00	$0.00	$0.00

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Selected Financial Data presented in Item 6 and our accompanying financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I of this report and “Risk Factors” in Item 1A of this report.

Overview

Portfolio Overview

We are currently in the holding phase of our life cycle. We now own interests in five properties, following the sales of the AmeriCredit Building and the John Wiley Building. The remaining five properties are 100% leased to tenants in the beginning to middle of their lease terms. Our focus in the near term is to maintain the high occupancy level and maximize operating performance in each of the assets in order to deliver what we believe will be greater overall performance for our investors.

The AmeriCredit Building and the John Wiley Building were sold as part of a large package sale for gross sale prices well in excess of the respective initial purchase prices. As a result of the sales, we have distributed net sale proceeds to limited partners of approximately $10,000,000 in November 2005. We have returned, or announced plans to return, total net sale proceeds of approximately $10,000,000 to the limited partners from original gross capital contributions of approximately $37,700,000.

Fourth quarter operating distributions payable to Cash Preferred unit holders increased from third quarter. We anticipate that future operating distributions to limited partners will increase in the near term as a result of a decrease in capital expenditures in the portfolio.

Property Summary

Information relating to the properties owned, or previously owned, by the Joint Ventures is provided below:

•	The AmeriCredit Building was sold on April 13, 2005.

•	The John Wiley Building was sold on April 13, 2005.

•	The ADIC Buildings, located in Parker, Colorado, are fully leased until 2011.

•	The AIU – Chicago Building is located in Hoffman Estates, Illinois, a suburb of Chicago. This asset was acquired in September 2003 and is now 100% leased to multiple tenants, as a result of American Intercontinental University having expanded into the remaining vacant space. Lease expirations for the property occur from 2006 to 2010.

•	The Siemens – Orlando Building is located in Orlando, Florida. This asset was acquired in October 2003 and is 100% leased to four tenants. The major lease to Siemens extends to 2009.

•	The Randstad – Atlanta Building is located in Atlanta, Georgia. This asset was acquired in December 2003 and is 100% leased to Randstad until 2013.

•	The 7500 Setzler Parkway building is located in Brooklyn Park, Minnesota. This asset was acquired in March 2004 and is 100% leased to R.R. Donnelley until 2010.

Industry Factors

Our results continue to be impacted by a number of factors influencing the real estate industry.

General Economic Conditions and Real Estate Market Commentary

The General Partners review a number of economic forecasts and market commentaries in order to evaluate general economic conditions and formulate a view of the current environment’s effect on the real estate markets in which we operate.

The U.S. economy experienced a moderate rate of growth at the end of 2005. Actual gross domestic product (“GDP”) grew at an annual rate of 1.1% for the fourth quarter of 2005, which declined from an annual growth rate of 4.1% for the third quarter of 2005. The decline in the rate of economic growth for the fourth quarter of 2005 is primarily attributable to corresponding declines in consumer and federal government spending and net exports. Annual GDP growth is projected to remain in the range of 3% during 2006. The economy is anticipated to grow at a slower pace during 2006 due to rising energy prices and growing trade deficits. However, the rate of job growth relative to the labor force is expected to continue to improve in 2006, partially due to a shrinking labor force.

The U.S. office real estate market has shown some improvement over the past two years. The continued improvement of the overall economy is having a positive impact on office real estate fundamentals in certain markets. Office employment has grown moderately over the last year, and the pace is anticipated to accelerate in future years. The source of the future growth is projected to come predominately from the service sector. The U.S. office vacancy rate declined from approximately 14.1% for the third quarter of 2005 to approximately 13.6% for the fourth quarter of 2005. Positive absorption and low levels of new construction are projected to lead to a further reduction in vacancy in 2006. Increased tenant demand and steady absorption is expected to continue to contribute to positive rental rate growth in certain markets. Many markets are expected to move from the recovery cycle to the expansion cycle during 2006. The strength of office real estate market fundamentals will vary by location, as market conditions and real estate fundamentals differ based on geographical region, metropolitan area, and submarket.

The real estate capital transactions market remains relatively healthy and exceedingly liquid. The national transaction volume has grown at an average annual rate of over 50% during the past two years. Capitalization rates (“Cap rates”), or required first-year returns on real estate investments, remain low and we believe are likely to remain flat through 2006. The spread between average cap rates and 10-year U.S. Treasuries remained relatively stable in 2005. We believe that, absent a significant movement in interest rates or a significant decrease in capital flows into the real estate market, cap rates will remain at or near their current levels.

Impact of Economic Conditions to the Partnership

While some of the market conditions noted above may indicate an expected increase in rental rates, the extent to which we may benefit from this growth is dependent upon the contractual rental rates currently provided in existing leases at the properties in which we own an interest. Specifically, in instances where leases were executed at a time when the market demanded higher rental rates as compared to today, new leasing activities could actually result in a decrease in future rental rates.

Real Estate Funds with Current Vacancy or Near-term Rollover Exposure

Real estate funds that contain properties with current vacancies or near-term tenant rollover may still face a challenging leasing environment. The properties within these funds will generally face lower rents and higher concession packages to the tenants in order to re-lease vacant space.

From a valuation standpoint, it is generally preferable to either renew an existing tenant lease or re-lease the property prior to marketing it for sale. Generally, buyers will heavily discount their offering prices to compensate for existing or pending vacancies.

Liquidity and Capital Resources

Overview

Our operating strategy entails funding expenditures related to the recurring operations of the Joint Ventures’ properties and the portfolio with operating cash flows, including current and prior period operating distributions received from the Joint Ventures, and assessing the amount of remaining cash flows that will be required to fund known future re-leasing costs and other capital improvements. Any residual operating cash flows are generally considered available for distribution to the Cash Preferred limited partners and, unless reserved, are generally paid quarterly. As a result, the ongoing monitoring of our cash position is critical to ensuring that adequate liquidity and capital resources are available. Economic downturns in one or more of our core markets could adversely impact the ability of our tenants to honor lease payments and our ability to re-lease space on favorable terms as leases expire or space otherwise becomes vacant. In the event of either situation, cash flows and, consequently, our ability to provide funding for capital needs could be adversely affected.

Short-Term Liquidity

During the years ended December 31, 2005, 2004 and 2003, we generated net operating cash flows, including operating distributions received from the Joint Ventures, of approximately $2,267,000, $2,539,000, and $1,222,000, respectively. Operating distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. The 2005 decrease, as compared to 2004, is primarily attributable to a decrease in operating cash flows as a result of the sales of the AmeriCredit Building and the John Wiley Building in the second quarter 2005. The 2004 increase, as compared to 2003, is primarily due to additional operating cash flows generated as a result of the acquisition of 7500 Setzler Parkway in the first quarter of 2004, the acquisitions of the Siemens – Orlando Building and the Randstad – Atlanta Building in the fourth quarter of 2003, and the acquisition of the AIU – Chicago Building in September 2003. Such operating cash flows were primarily used to pay operating distributions to limited partners holding Cash Preferred Units.

During the year ended December 31, 2005, we also received approximately $10,044,000 in net sale proceeds from the sales of the AmeriCredit Building and the John Wiley Building. In addition, we distributed net sale proceeds to limited partners of approximately $10,000,000 in November 2005.

We anticipate that future operating distributions to limited partners will increase in the near term as a result of a decrease in capital expenditures in the portfolio. At this time, we expect to continue to generate cash flows from operations, including distributions from the Joint Ventures, sufficient to cover our estimated future expenses. We also believe that the cash on hand and operating distributions due from the Joint Ventures are sufficient to cover our working capital needs, including liabilities of approximately $530,000, as of December 31, 2005.

Long-Term Liquidity

We expect that our future sources of capital will be primarily derived from operating cash flows generated from the Joint Ventures and net proceeds generated from the selective and strategic sale of properties. Our future long-term liquidity requirements will include, but not be limited to, funding tenant improvements, renovations, expansions, and other significant capital improvements necessary for properties owned through the Joint Ventures. We expect to continue to use substantially all future net cash flows from operations to provide funding for such requirements. Future cash flows from operating activities will be primarily affected by distributions received from the Joint Ventures, which are dependent upon net operating income generated by the Joint Ventures’ properties, less reserves for known capital expenditures.

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

The Joint Ventures fund capital expenditures primarily related to building improvements for the purpose of maintaining the quality of their properties, and tenant improvements for the purpose of readying their properties for re-leasing. As leases expire, we will work with the Joint Ventures to attempt to re-lease space to an existing tenant or market the space to prospective new tenants. Generally, tenant improvements funded in connection with lease renewals require less capital than those funded in connection with new leases. However, external conditions, such as the supply of and demand for comparable space available within a given market, drive capital costs as well as rental rates. Any capital or other expenditures not provided for by the operations of the Joint Ventures will be funded by the Partnership and respective Joint Venture partners on a pro-rata basis.

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

As of December 31, 2005, we have received, used, distributed, and held net proceeds allocated to the Partnership from the sale of properties as presented below:

	Net Proceeds	Partnership’s Approximate Ownership %	Net Proceeds Allocated to the Partnership	Use of Net Proceeds		Net Proceeds Distributed to Partners as of December 31, 2005	Undistributed Net Proceeds as of December 31, 2005
Property Sold				Amount	Purpose
AmeriCredit Building (sold in 2005)	$14,301,802	28.11%	$4,020,236	$0	–	$4,002,754	$17,482
John Wiley Building (sold in 2005)	$21,427,599	28.11%	6,023,298	0	–	5,997,246	26,052

Total			$10,043,534	$0		$10,000,000	$43,534

Upon evaluating the capital needs of the properties in which we currently hold an interest, our General Partners have determined to hold reserves of net sale proceeds of approximately $44,000.

Results of Operations

Comparison of the year ended December 31, 2005 vs. the year ended December 31, 2004

Equity in Income of Joint Ventures

Equity in income of Joint Ventures was $3,023,505 and $1,106,316 for the years ended December 31, 2005 and 2004, respectively. The 2005 increase is primarily attributable to (i) the gains recognized as a result of the sales of the AmeriCredit Building and the John Wiley Building in April 2005, (ii) an increase in earnings generated by Fund XIII-XIV Associates due to the acquisition of 7500 Setzler Parkway on March 26, 2004, (iii) a reduction in depreciation expense as a result of changing the estimated weighted-average composite useful life from 25 years to 40 years for all the buildings owned through the Joint Ventures effective July 1, 2004, partially offset by (iv) a reduction in operating income as a result of the sales of the AmeriCredit Building and the John Wiley Building in April 2005. We anticipate equity in income of Joint Ventures to decrease as a result of the sales of the AmeriCredit Building and the John Wiley Building in 2005.

Expenses

Total expenses were relatively stable at $163,954 and $164,408 for the years ended December 31, 2005 and 2004, respectively. We anticipate increases related to implementing and adhering to such reporting and regulatory requirements going forward.

Interest and Other Income

Interest and other income was $168,511 and $12,465 for the years ended December 31, 2005 and 2004, respectively. The 2005 increase is primarily a result of (i) an increase in the average amount of net sale proceeds held during 2005 as a result of the sales of the AmeriCredit Building and the John Wiley Building in April 2005 and (ii) an increase in the daily interest yield. Future levels of interest income will be largely dependent upon the timing of future dispositions and net sale proceeds distributions to the investors.

Comparison of the year ended December 31, 2004 vs. the year ended December 31, 2003

Equity in Income of Joint Ventures

Equity in income of Joint Ventures was $1,106,316 and $931,683 for the years ended December 31, 2004 and 2003, respectively. The 2004 increase is primarily attributable to (i) additional earnings generated by Fund XIII-XIV Associates due to the acquisition of two properties in the fourth quarter of 2003 and one property in the first quarter of 2004, (ii) additional earnings generated by Fund XIII-REIT Associates due to the acquisition of AIU – Chicago Building in September 2003, (iii) a reduction in depreciation expense as a result of changing the estimated weighted-average composite useful life from 25 years to 40 years for all the buildings owned through the Joint Ventures effective July 1, 2004.

Expenses

Total expenses were relatively stable at $164,408 and $160,705 for the years ended December 31, 2004 and 2003, respectively.

Interest and Other Income

Interest and other income was $12,465 and $117,425 for the years ended December 31, 2004 and 2003, respectively. The 2004 decrease is due to the decline in the average amount of investor proceeds held during 2004 as a result of no longer raising equity following the termination of the Partnership’s public offering of limited partner units on March 28, 2003 and investing such proceeds in property acquisitions thereafter.

Inflation

We are exposed to inflation risk as income from long-term leases is the primary source of our cash flows from operations. There are provisions in the majority of our tenant leases that would protect us from the impact of inflation. These provisions include rent steps, reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per square-foot basis, or in some cases, annual reimbursement of operating expenses above a certain per square-foot allowance. However, due to the long-term nature of our leases, the leases may not readjust their reimbursement rates frequently enough to cover inflation.

Application of Critical Accounting Policies

Our accounting policies have been established to conform with generally accepted accounting principles in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses.

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

Investment in Real Estate Assets

We are required to make subjective assessments as to the useful lives of depreciable assets. We consider the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of the Partnership’s assets by class are as follows:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant improvements	Shorter of lease term or economic life

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

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest, either directly or through investments in the Joint Ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value, as defined by Statement of Financial Accounting Standard No. 144, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. We have determined that there has been no impairment in the carrying value of real estate assets we held as of December 31, 2005.

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

The fair values of in-place leases include direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals which are avoided by acquiring an in-place lease, and tenant relationships. Direct costs associated with obtaining a new tenant include commissions, tenant improvements, and other direct costs and are estimated based on management’s consideration of current market costs to execute a similar lease. These direct costs are amortized to expense over the remaining terms of the respective leases. The value of opportunity costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. Customer relationships are valued based on expected renewal of a lease or the likelihood of obtaining a particular tenant for other locations. These lease intangibles are amortized to expense over the remaining terms of the respective leases. Beginning on April 1, 2004, these lease intangibles were amortized to expense rather than as an adjustment to rental income.

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

Related-Party Transactions and Agreements

We have entered into agreements with Wells Capital and its affiliates, whereby we pay certain fees or reimbursements to Wells Capital and Wells Management, or their affiliates, for property management and leasing services and reimbursement of operating costs. See Item 13, “Certain Relationships and Related Transactions” for a description of these fees and reimbursements and amounts incurred and “Risk Factors – Conflicts of Interest” in Item 1A of this report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Since we do not borrow any money, make any foreign investments or invest in any market risk- sensitive instruments, we are not subject to risks relating to interest rates, foreign current exchange rate fluctuations, or the other market risks contemplated by Item 305 of Regulation S-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements and supplementary data are detailed under Item 15 (a) and filed as part of the report on the pages indicated.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with our independent registered public accountants during the years ended December 31, 2005 or 2004.

ITEM 9A.	CONTROLS AND PROCEDURES.

We carried out an evaluation, under the supervision and with the participation of management of Wells Capital, our corporate General Partner, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as to the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in our internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

For the quarter ended December 31, 2005, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III

ITEM 10.	GENERAL PARTNERS OF THE PARTNERSHIP.

Wells Capital

Wells Capital, our corporate General Partner, was formed in April 1984. The executive offices of Wells Capital are located at 6200 The Corners Parkway, Norcross, Georgia 30092. Leo F. Wells, III is the sole Director and the President of Wells Capital. Wells Capital was organized under the Georgia Business Corporation Code, and is primarily in the business of serving as general partner or as an affiliate of the general partner in affiliated public limited partnerships (“Wells Real Estate Funds”) and as the advisor to the Wells Real Estate Investment Trust, Inc. and Wells Real Estate Investment Trust II, Inc. (“Wells REITs”), each a Maryland corporation which qualifies as a real estate investment trust. In these capacities, Wells Capital performs certain services for the Wells Real Estate Funds and the Wells REITs, including presenting, structuring, and acquiring real estate investment opportunities, entering into leases and service contracts on acquired properties, arranging for and completing the disposition of properties, and providing other services such as accounting and administrative functions. Wells Capital is a wholly owned subsidiary of Wells Real Estate Funds, Inc., of which Leo F. Wells, III is the sole stockholder.

Leo F. Wells, III

Mr. Wells, 62, who serves as one of our General Partners, is the president, treasurer, and sole director of Wells Capital, which is our corporate General Partner. He is also the sole stockholder, president, and sole director of Wells Real Estate Funds, Inc., the parent corporation of Wells Capital, Wells Management, Wells Investment Securities, Inc. (“WIS”), and Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which Mr. Wells serves as principal broker. He is also the president, treasurer, and sole director of:

•	Wells Management, our property manager;

•	Wells & Associates, Inc.; and

•	Wells Development Corporation, a company he organized in 1997 to develop real properties.

Mr. Wells is the president and a director of Wells Real Estate Investment Trust, Inc. and Wells Real Estate Investment Trust II, Inc., which are both real estate investment trusts formed under Maryland law.

Mr. Wells was a real estate salesman and property manager from 1970 to 1973 for Roy D. Warren & Company, an Atlanta-based real estate company, and he was associated from 1973 to 1976 with Sax Gaskin Real Estate Company. From 1980 to February 1985 he served as Vice President of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. Mr. Wells holds a Bachelor of Business Administration degree in economics from the University of Georgia. Mr. Wells is a member of the Financial Planning Association.

On August 26, 2003, Mr. Wells and WIS entered into a Letter of Acceptance, Waiver and Consent (“AWC”) with the National Association of Securities Dealers, Inc. (“NASD”) relating to alleged rule violations. The AWC set forth the NASD’s findings that WIS and Mr. Wells had violated conduct rules relating to the provision of noncash compensation of more than $100 to associated persons of NASD member firms in connection with their attendance at the annual educational and due diligence conferences sponsored by WIS in 2001 and 2002. Without admitting or denying the allegations and findings against them, WIS and Mr. Wells consented in the AWC to various findings by the NASD which are summarized in the following paragraph:

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

In November 2004, a putative class action complaint, the Hendry Action, was filed against, among others, Wells Capital and Mr. Wells, our General Partners, and Wells Management. See Part I, Item 1 for additional information regarding the Hendry Action.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the officers and directors of our General Partner, and persons who own 10% or more of any class of equity interests in the Partnership, to report their beneficial ownership of equity interests in the Partnership to the SEC. Their initial reports are required to be filed using the SEC’s Form 3, and they are required to report subsequent purchases, sales, and other changes using the SEC’s Form 4, which must be filed within two business days of most transactions. Officers, directors, and partners owning more than 10% of any class of equity interests in the Partnership are required by SEC regulations to furnish us with copies of all of reports they file pursuant to Section 16(a).

Based solely on our review of copies of these reports furnished to us by the officers and directors of our General Partner, we believe that the officers and directors of our General Partner listed below did not timely file initial Form 3 reports pursuant to Section 16(a) filing requirements (there are no individuals who own 10% of any class of equity interests in the Partnership). In addition, Leo F. Wells, III and Stephen G. Franklin, Sr. inadvertently failed to report prior issuances of units on such Form 3 reports when those reports were filed with the SEC. All such issuances were subsequently reported on amended Form 3 reports.

Name	Report	No. of Late Reports	No. of Late Transactions	Date Form Filed
Robert E. Bowers	Form 3	1	0	June 2, 2005
Thomas F. Brittelle	Form 3	1	0	June 2, 2005
Linda L. Carson	Form 3	1	0	June 2, 2005
Stephen G. Franklin, Sr.	Form 3	2	1	June 2, 2005 and March 17, 2006
Randy Fretz	Form 3	1	0	June 2, 2005
Angeline J. Wells	Form 3	1	0	June 2, 2005
Leo F. Wells, III	Form 3	2	1	June 2, 2005 and March 17, 2006
Douglas P. Williams	Form 3	1	0	June 2, 2005
Donald A. Miller	Form 3	1	0	July 8, 2005

Financial Oversight Committee

The Partnership does not have a board of directors or an audit committee. Accordingly, as our corporate General Partner, Wells Capital, has established a Financial Oversight Committee consisting of Leo F. Wells, III, as the

Principal Executive Officer; Douglas P. Williams, as the Principal Financial Officer; and Randall D. Fretz, as the Senior Vice President of our corporate General Partner. The Financial Oversight Committee serves the equivalent function of an audit committee for, among others, the following purposes: appointment, compensation, review and oversight of the work of our independent registered public accountants, and establishing and enforcing the code of ethics. However, since neither the Partnership nor its corporate General Partner has an audit committee and the Financial Oversight Committee is not independent of the Partnership or the General Partners, we do not have an “audit committee financial expert.”

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

As of December 31, 2005, the Partnership has not made any payments to Leo F. Wells, III as compensation for serving as our General Partner.

See Item 13, “Certain Relationships and Related Transactions,” for a description of the fees incurred by the Partnership payable to affiliates of the General Partners during the year ended December 31, 2005.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a)	No limited partner is known by the Partnership to own beneficially more than 5% of any class of the outstanding units of the Partnership.

(b)	Set forth below is the security ownership of management as of February 28, 2006.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Limited Partnership Units	Leo F. Wells, III	2,095.945 Units(1)	Less than 1%

(1)	Leo F. Wells, III owns 2,095.945 Cash Preferred Units through an Individual Retirement Account.

(c)	No arrangements exist which would, upon operation, result in a change in control of the Partnership.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The compensation and fees we pay to our General Partners and their affiliates in connection our operations are as follows:

Interest in Partnership Cash Flow and Net Sales Proceeds

The General Partners are entitled to receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the limited partners holding Cash Preferred Units have received preferential distributions equal to 10% of their adjusted capital accounts in each fiscal year. The General Partners are also entitled to receive a subordinated participation in net sales proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after limited partners holding Cash Preferred Units have received a return of their adjusted capital contributions plus a 10% cumulative return on their adjusted capital contributions and limited partners holding Tax Preferred Units have received a return of their adjusted capital contributions plus a 15% cumulative return on their adjusted capital contributions; provided, however, that in no event shall the

General Partners receive in the aggregate in excess of 15% of net sales proceeds and net financing proceeds remaining after payments to limited partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners did not receive any distributions of net cash from operations or net sales proceeds during the year ended December 31, 2005.

Management and Leasing Fees

We have entered into a property management, leasing, and asset management agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. Accordingly, Wells Management receives compensation for the management and leasing of the Partnership’s properties, owned directly or through the Joint Ventures, equal to the lesser of (a) fees that would be paid to a comparable outside firm or (b) 4.5% of the gross revenues collected monthly; plus, a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month’s rent. In the case of commercial properties leased on a long-term net-lease basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in income (loss) of joint ventures in the accompanying statements of operations. We share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures are $105,529, $184,274, and $92,249 for the years ended December 31, 2005, 2004, and 2003, respectively.

Administration Reimbursements

Wells Capital, one of the our General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. We reimbursed Wells Capital and Wells Management for administrative expenses of $84,233, $80,233, and $78,597 for the years ended December 31, 2005, 2004, and 2003, respectively, which are included in partnership administration expenses in the accompanying statements of operations.

Acquisition and Advisory Fees and Acquisition Expense Reimbursements

We have incurred acquisition and advisory fees and acquisition expense reimbursements payable to Wells Capital in an amount equal to 3.5% of aggregate gross offering proceeds. We incurred acquisition and advisory fees and acquisition expense reimbursements, which were capitalized as deferred project costs, of $0, $0, and $367,101 during 2005, 2004, and 2003, respectively. Upon making investments in properties, we applied deferred project costs of $0, $118,219, and $504,981 to investment in the Joint Venture during 2005, 2004, and 2003, respectively.

Sales Commissions and Dealer-Manager Fees

In connection with our public offering of units, we pay sales commissions of up to 7% of aggregate gross offering proceeds to Wells Investment Securities, Inc. (“WIS”), a registered securities broker dealer affiliated with the General Partners, the majority of which are re-allowed to other broker dealers participating in the offering of the limited partnership units (“Participating Dealers”). In addition, WIS earns a dealer-manager fee of 2.5% of the gross offering proceeds raised, of which up to 1.5% of aggregate gross offering proceeds may be re-allowed to Participating Dealers as marketing fees or to reimburse Participating Dealers for the costs and expenses relating to attending educational conferences and seminars. We incurred sales commissions of $0, $0, and $736,302 for the years ended December 31, 2005, 2004, and 2003, respectively, all of which were re-allowed to Participating Dealers for the corresponding periods. We incurred dealer-manager fees of $0, $0, and $262,965 for the years ended December 31, 2005, 2004, and 2003, of which $0, $0, and $81,695, respectively, were re-allowed to Participating Dealers.

Organizational and Offering Costs Reimbursements

We reimburse Wells Capital for organizational and offering costs equal to the lesser of actual costs incurred or 3% of the aggregate gross offering proceeds, subject to the overall limitations set forth in the Partnership Agreement. Offering costs include such costs as legal and accounting fees, printing costs, certain salary reimbursements for employees engaged in the registration and marketing of the our units, and other offering costs; however, offering costs specifically exclude sales and underwriting commissions. Organizational cost reimbursements are charged to expense, and offering costs reimbursements are charged to partners’ capital as incurred. We incurred organizational and offering cost reimbursements of $0, $0, and $314,658 for the years ended December 31, 2005, 2004, and 2003, respectively.

Real Estate Commissions

In connection with the sale of our properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (a) 50% of the commissions customarily charged by other brokers in arm’s-length transactions involving comparable properties in the same geographic area or (b) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after limited partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. No real estate commissions were paid to the General Partners or affiliates for the years ended December 31, 2005, 2004, or 2003.

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

Fees Paid to the Independent Registered Public Accountants

During the year ended December 31, 2005, Ernst & Young LLP (“Ernst & Young”) served as our independent registered public accountants and provided certain tax and other services. Ernst & Young has served as our independent registered public accountants since July 3, 2002. All such fees are recognized in the period to which the services relate. A portion of such fees are allocated to the joint ventures in which the Partnership invests. The aggregate fees billed to the Partnership for professional accounting services by Ernst & Young, including the audit of the Partnership’s annual financial statements, for the fiscal years ended December 31, 2005 and 2004, are set forth in the table below.

	2005	2004
Audit Fees	$38,146	$26,708
Audit-Related Fees	0	0
Tax Fees	16,806	9,652
Other Fees	0	0

Total	$54,952	$36,360

For purposes of the preceding table, the professional fees are classified as follows:

•	Audit Fees – These are fees for professional services performed for the audit of our annual financial statements and review of financial statements included in our Form 10-Q filings, services that are normally provided by independent registered public accountants in connection with statutory and regulatory filings or engagements, and services that generally independent registered public accountants reasonably can provide, such as statutory audits, attest services, consents, and assistance with and review of documents filed with the SEC.

•	Audit-Related Fees – These are fees for assurance and related services that traditionally are performed by independent registered public accountants, such as due diligence related to acquisitions and dispositions, internal control reviews, attestation services that are not required by statute or regulation, and consultation concerning financial accounting and reporting standards.

•	Tax Fees – These are fees for all professional services performed by professional staff in our independent registered public accountant’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning, and tax advice. Tax compliance involves preparation of any federal, state or local tax returns. Tax planning and tax advice encompass a diverse range of services, including assistance with tax audits and appeals, tax advice related to acquisitions and dispositions of assets, and requests for rulings or technical advice from taxing authorities.

•	Other Fees – These are fees for other permissible work performed that do not meet the above-described categories, including assistance with internal audit plans and risk assessments.

During the fiscal years ended December 31, 2005 and 2004, 100% of the services performed by Ernst & Young described above under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” and “Other Fees” were approved in advance by a member of the Financial Oversight Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	1. The financial statements are contained on pages F-2 through F-44 of this Annual Report on Form 10-K, and the list of the financial statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

(b)	The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(c)	See (a) 1 above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XIII, L.P. (Registrant)

	By:	WELLS CAPITAL, INC. (Corporate General Partner)

March 28, 2006	/S/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

March 28, 2006	/S/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

WELLS REAL ESTATE FUND XIII, L.P.

TABLE OF CONTENTS

FINANCIAL STATEMENTS	Page

WELLS REAL ESTATE FUND XIII, L.P.
Report of Independent Registered Public Accounting Firm	F-2
Balance Sheets as of December 31, 2005 and 2004	F-3
Statements of Operations for the Years Ended December 31, 2005, 2004, and 2003	F-4
Statements of Partners’ Capital for the Years Ended December 31, 2005, 2004, and 2003	F-5
Statements of Cash Flows for the Years Ended December 31, 2005, 2004, and 2003	F-6
Notes to Financial Statements	F-7

WELLS FUND XIII-REIT JOINT VENTURE PARTNERSHIP
Report of Independent Registered Public Accounting Firm	F-18
Balance Sheets as of December 31, 2005 and 2004	F-19
Statements of Operations for the Years Ended December 31, 2005, 2004, and 2003	F-20
Statements of Partners’ Capital for the Years Ended December 31, 2005, 2004, and 2003	F-21
Statements of Cash Flows for the Years Ended December 31, 2005, 2004, and 2003	F-22
Notes to Financial Statements	F-23
Schedule III – Real Estate and Accumulated Depreciation and Amortization	F-30

FUND XIII AND FUND XIV ASSOCIATES
Report of Independent Registered Public Accounting Firm	F-32
Balance Sheets as of December 31, 2005 and 2004	F-33
Statement of Operations for the year ended December 31, 2005, 2004, and for the Period from August 20, 2003 (Inception) Through December 31, 2003	F-34
Statement of Partners’ Capital for the year ended December 31, 2005, 2004, and for the Period from August 20, 2003 (Inception) Through December 31, 2003	F-35
Statement of Cash Flows for the year ended December 31, 2005, 2004, and for the Period from August 20, 2003 (Inception) Through December 31, 2003	F-36
Notes to Financial Statements	F-37
Schedule III – Real Estate and Accumulated Depreciation and Amortization	F-43

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Wells Real Estate Fund XIII, L.P.

We have audited the accompanying balance sheets of Wells Real Estate Fund XIII, L.P. (the “Partnership”) as of December 31, 2005 and 2004, and the related statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund XIII, L.P. at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/S/    ERNST & YOUNG LLP

Atlanta, Georgia

March	2, 2006

WELLS REAL ESTATE FUND XIII, L.P.

BALANCE SHEETS

DECEMBER 31, 2005 AND 2004

ASSETS

	2005	2004
Investment in joint ventures	$21,442,460	$30,469,946
Cash and cash equivalents	156,651	152,551
Due from affiliate	0	478
Due from joint ventures	382,851	506,587

Total assets	$21,981,962	$31,129,562

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Accounts payable and accrued expenses	$48,587	$36,396
Due to affiliates	7,929	3,371
Partnership distribution payable	473,594	665,486

Total liabilities	530,110	705,253

Commitment and contingencies	0	0

Partners’ capital:
Limited partners:
Cash Preferred – 3,197,914 and 3,131,700 units issued and outstanding as of December 31, 2005 and 2004, respectively	20,539,789	27,274,976
Tax Preferred – 574,134 and 640,348 units issued and outstanding as of December 31, 2005 and 2004, respectively	912,063	3,149,333
General partners	0	0

Total partners’ capital	21,451,852	30,424,309

Total liabilities and partners’ capital	$21,981,962	$31,129,562

See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2005, 2004, AND 2003

	2005	2004	2003
EQUITY IN INCOME OF JOINT VENTURES	$3,023,505	$1,106,316	$931,683

EXPENSES:
Partnership administration	128,376	115,401	116,616
Legal and accounting	35,578	49,007	44,089

Total expenses	163,954	164,408	160,705

INTEREST AND OTHER INCOME	168,511	12,465	117,425

NET INCOME	$3,028,062	$954,373	$888,403

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS:
CASH PREFERRED	$2,295,882	$2,583,944	$1,627,786

TAX PREFERRED	$732,180	$(1,629,571)	$(739,383)

NET INCOME (LOSS) PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CASH PREFERRED	$0.73	$0.83	$0.56

TAX PREFERRED	$1.18	$(2.42)	$(1.09)

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CASH PREFERRED	3,149,523	3,099,580	2,907,029

TAX PREFERRED	622,525	672,468	678,315

See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2005, 2004, AND 2003

	Limited Partners					General Partners	Total Partners’ Capital
		Cash Preferred		Tax Preferred
	Original	Units	Amount	Units	Amount
BALANCE, December 31, 2002	$0	2,201,817	$19,215,466	521,472	$4,252,654	$0	$23,468,120
Cash Preferred conversion elections	0	(1,214)	(10,638)	1,214	10,638	0	0
Tax Preferred conversion elections	0	76,172	608,320	(76,172)	(608,320)	0	0
Limited partner contributions	0	807,053	8,070,543	241,706	2,417,058	0	10,487,601
Sales commissions and discounts	0	0	(763,616)	0	(229,687)	0	(993,303)
Offering costs	0	0	(242,136)	0	(72,522)	0	(314,658)
Net income (loss)	0	0	1,627,786	0	(739,383)	0	888,403
Distributions of operating cash flow ($0.53 per weighted-average Cash Preferred Unit)	0	0	(1,547,417)	0	0	0	(1,547,417)

BALANCE, December 31, 2003	0	3,083,828	26,958,308	688,220	5,030,438	0	31,988,746
Cash Preferred conversion elections	0	(10,000)	(87,594)	10,000	87,594	0	0
Tax Preferred conversion elections	0	57,872	339,128	(57,872)	(339,128)	0	0
Net income (loss)	0	0	2,583,944	0	(1,629,571)	0	954,373
Distributions of operating cash flow ($0.81 per weighted-average Cash Preferred Unit)	0	0	(2,518,810)	0	0	0	(2,518,810)

BALANCE, December 31, 2004	0	3,131,700	27,274,976	640,348	3,149,333	0	30,424,309
Cash Preferred conversion elections	0	(10,000)	(87,093)	10,000	87,093	0	0
Tax Preferred conversion elections	0	76,214	470,413	(76,214)	(470,413)	0	0
Net income	0	0	2,295,882	0	732,180	0	3,028,062
Distributions of operating cash flow ($0.64 per weighted-average Cash Preferred Unit)	0	0	(2,000,519)	0	0	0	(2,000,519)
Distributions of net sale proceeds ($2.35 and $4.15 per weighted-average Cash Preferred Unit and Tax Preferred Unit, respectively)	0	0	(7,413,870)	0	(2,586,130)	0	(10,000,000)

BALANCE, December 31, 2005	$0	3,197,914	$20,539,789	574,134	$912,063	$0	$21,451,852

See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2005, 2004, AND 2003

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,028,062	$954,373	$888,403
Operating distributions received from joint ventures	2,245,596	2,678,086	1,340,811
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of Joint Ventures	(3,023,505)	(1,106,316)	(931,683)
Operating changes in assets and liabilities:
Decrease (increase) in due from affiliate	478	(478)	0
Increase (decrease) in accounts payable and accrued expenses	12,191	13,000	(71,693)
Increase (decrease) in due to affiliates	4,558	(19)	(4,013)

Net cash provided by operating activities	2,267,380	2,538,646	1,221,825

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in joint ventures	(114,404)	(2,836,445)	(12,119,654)
Net sale proceeds received from joint ventures	10,043,535	0	0
Deferred project costs paid	0	0	(392,177)

Net cash provided by (used in) investing activities	9,929,131	(2,836,445)	(12,511,831)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net sale proceeds distributions paid to limited partners	(10,000,000)	0	0
Contributions from limited partners	0	0	10,399,660
Operating distributions paid to limited partners from accumulated operating income	(2,192,411)	(2,354,446)	(1,299,992)
Sales commissions	0	0	(953,568)
Offering costs paid	0	0	(347,341)

Net cash (used in) provided by financing activities	(12,192,411)	(2,354,446)	7,798,759

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,100	(2,652,245)	(3,491,247)

CASH AND CASH EQUIVALENTS, beginning of year	152,551	2,804,796	6,296,043

CASH AND CASH EQUIVALENTS, end of year	$156,651	$152,551	$2,804,796

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$473,594	$665,486	$501,122

Deferred project costs applied to joint ventures	$0	$118,219	$504,981

Due from joint ventures	$0	$506,587	$546,654

Discounts applied to limited partner contributions	$0	$0	$87,941

See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004, AND 2003

1.	ORGANIZATION AND BUSINESS

Wells Real Estate Fund XIII, L.P. (the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Capital, Inc. (“Wells Capital”), a Georgia corporation, serving as its general partners (collectively, the “General Partners”). Wells Capital is a wholly owned subsidiary of Wells Real Estate Funds, Inc. Leo F. Wells, III is the president and sole director of Wells Capital and the president, sole director, and sole owner of Wells Real Estate Funds, Inc. The Partnership was formed on September 15, 1998 for the purpose of acquiring, developing, owning, operating, improving, leasing, and managing income producing commercial properties for investment purposes. Upon subscription for units, the Limited Partners must elect whether to have their units treated as Cash Preferred Units or Tax Preferred Units. Thereafter, Limited Partners have the right to change their prior elections to have some or all of their units treated as Cash Preferred Units or Tax Preferred Units one time during each quarterly accounting period. Limited Partners may vote to, among other things: (a) amend the Partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership, (c) add or remove a general partner; (d) elect a new general partner; (e) dissolve the Partnership; and (f) approve a sale involving all or substantially all of the Partnership’s assets, subject to certain limitations. The majority vote on any of the described matters will bind the Partnership, without the concurrence of the General Partners. Each limited partnership unit has equal voting rights, regardless of which class of unit is selected.

On March 29, 2001, the Partnership commenced an offering of up to $45,000,000 of Cash Preferred or Tax Preferred limited partnership units ($10.00 per unit) pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership commenced active operations upon receiving and accepting subscriptions for 125,000 units on June 14, 2001. The offering was terminated on March 28, 2003, at which time the Partnership had sold approximately 3,023,371 Cash Preferred Units and 748,678 Tax Preferred Units representing capital contributions of $37,720,487.

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

5. Siemens – Orlando Building

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

Basis of Presentation

The Partnership’s financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).

Use of Estimates

The preparation of the Partnership’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Investment in Joint Ventures

The Partnership adopted Financial Accounting Standards Board Interpretation No. (“FIN”) 46(R), Consolidation of Variable Interest Entities, which supersedes FIN 46 and is an interpretation of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements, effective March 31, 2004. The Partnership and its partners in the Joint Ventures have disproportionate voting rights for certain major decisions relative to their obligations to absorb expected losses and rights to receive residual returns of such ventures. Management has evaluated the Joint Ventures and determined that they are not variable interest entities under the provisions of FIN 46(R) because such joint ventures do not conduct substantially all of their activities on behalf of a joint venture partner with disproportionately fewer voting rights. Management has also determined that the joint venture partners are not related parties, as defined in FIN 46(R) and Statement of Financial Accounting Standard (“SFAS”) No. 57. Accordingly, the adoption of FIN 46(R) did not result in the consolidation of any previously unconsolidated entities.

The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Approval by the Partnership as well as the other joint venture partners is required for any major decision or any action that would materially affect the Joint Ventures, or their real property investments. Accordingly, upon applying the provisions of SFAS No. 94, Consolidation of All Majority-Owned Subsidiaries, ARB No. 51, and Statement of Position (“SOP”) No. 78-9, Accounting for Investments In Real Estate Ventures,

the Partnership accounts for its investments in the Joint Ventures using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. Pursuant to the terms of the joint venture agreements, all income (loss) and distributions are allocated to joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations, if available, are generally distributed to the joint venture partners on a quarterly basis.

In the third quarter of 2004, the Joint Ventures completed a review of their real estate depreciation by performing an analysis of the components of each property type in an effort to determine the weighted-average composite useful lives of their real estate assets. As a result of this review, effective July 1, 2004, the Joint Ventures extended the weighted-average composite useful life for all building assets from 25 years to 40 years. The Partnership believes that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice. The change resulted in an increase to the Partnership’s net income of approximately $185,000 for the year ended December 31, 2004. In the event that the Joint Ventures utilize inappropriate useful lives or methods of depreciation, the Partnership’s net income would be misstated.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Deferred Project Costs

The Partnership paid certain fees to Wells Capital related to the acquisition of properties. Upon investment, these fees were applied to the Joint Venture and depreciated on the same basis and over the respective useful lives of the corresponding real estate assets in which the Joint Venture invested. As of December 31, 2003, deferred project costs represent fees incurred that had not yet been invested in or allocated to real estate assets. Such deferred project costs were applied to Fund XIII-XIV Associates upon investing the Partnership’s remaining investor proceeds in 7500 Setzler Parkway in 2004.

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

Distributions of Sale Proceeds

Upon the sale of the Partnership’s properties, unless reserved, net sale proceeds will be distributed in the following order:

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

Recent Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces Accounting Principles Board Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the method to account for and report changes in accounting principles and corrections of errors. Previously, most voluntary changes in accounting principles required recognition as a cumulative effect adjustment to net income during the period in which the change was adopted. Conversely, in circumstances where applicable accounting guidance does not include specific transition provisions, SFAS No. 154 requires retrospective application to prior periods’ financial statements unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005; however, it does not change the transition provisions of any of the existing accounting pronouncements. The adoption of this statement is not expected to have a material effect on the Partnership’s financial statements.

In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143, Asset Retirement Obligations, effective for fiscal years ending after December 15, 2005. FIN 47 clarifies the definition of a “conditional asset retirement obligation” provided in SFAS No. 143 as a legal obligation to perform an asset retirement activity for which the timing or method of settlement is conditional upon a future event that may or may not be within control of the Partnership. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The Partnership may have undetected asbestos at certain of the Partnership’s properties. Because the obligations to remove asbestos from any of these properties have indeterminate settlement dates, the Partnership is unable to reasonably estimate the fair values of these obligations. To the extent that these properties undergo major renovations or demolition, certain environmental regulations are in place, which specify the manner in which the asbestos must be handled and disposed. In such circumstances, sufficient information may become available to reasonably estimate the fair value of the liability. There are currently no plans to undertake a major renovation that would require removal of the asbestos or demolition of a property. The adoption of FIN 47 did not have a material effect on the Partnership’s financial statements.

4.	INVESTMENT IN JOINT VENTURES

Due from Joint Ventures

As of December 31, 2005 and 2004, Due from Joint Ventures represents the Partnership’s share of operating cash flow to be distributed for the fourth quarters of 2005 and 2004, respectively, from the following Joint Ventures:

	2005	2004
Fund XIII-XIV Associates	$238,019	$273,369
Fund XIII-REIT Associates	144,832	233,218

	$382,851	$506,587

Summary of Investments

The Partnership’s investments and approximate ownership percentages in the Joint Ventures as of December 31, 2005 and 2004 are summarized below:

	2005		2004
	Amount	Percentage	Amount	Percentage
Fund XIII-REIT Associates	$10,125,969	28%	$18,665,456	28%
Fund XIII-XIV Associates	11,316,491	47%	11,804,490	47%

	$21,442,460		$30,469,946

Summary of Activity

Roll-forwards of the Partnership’s investment in the Joint Ventures for the years ended December 31, 2005 and 2004 are presented below:

	2005	2004
Investment in Joint Ventures, beginning of year	$30,469,946	$29,046,985
Equity in income of Joint Ventures	3,023,505	1,106,316
Contributions to Joint Ventures	114,404	2,954,664
Distributions from Joint Ventures	(12,165,395)	(2,638,019)

Investment in Joint Ventures, end of year	$21,442,460	$30,469,946

Summary of Financial Information

Condensed financial information for the Joint Ventures as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004, and 2003, is presented below:

	Total Assets December 31,		Total Liabilities December 31,		Total Equity December 31,
	2005	2004	2005	2004	2005	2004
Fund XIII – REIT Associates	$38,419,798	$69,342,481	$2,397,141	$2,577,851	$36,022,657	$66,764,630
Fund XIII – XIV Associates	25,215,954	26,377,953	1,291,025	1,395,264	23,924,929	24,982,689

	$63,635,752	$95,720,434	$3,688,166	$3,973,115	$59,947,586	$91,747,319

	Total Revenues				Income From Continuing Operations			Income From Discontinued Operations			Net Income(2)
	For The Years Ended December 31,				For The Years Ended December 31,			For The Years Ended December 31,			For The Years Ended December 31,
	2005	2004		2003	2005	2004	2003	2005	2004	2003	2005	2004	2003
Fund XIII-REIT Associates	$6,529,523	$6,183,310	(1)	$2,720,365	$1,224,184	$900,711	$783,335	$7,902,478	$1,642,985	$1,774,923	$9,126,662	$2,543,696	$2,558,258
Fund XIII-XIV Associates	3,188,176	2,880,215	(1)	283,375	968,288	819,173	36,410	0	0	0	968,288	819,173	36,410

	$9,717,699	$9,063,525		$3,003,740	$2,192,472	$1,719,884	$819,745	$7,902,478	$1,642,985	$1,774,923	$10,094,950	$3,362,869	$2,594,668

(1)	Through the first quarter 2004, the Joint Ventures reported the amortization of the fair values of in-place leases, including opportunity costs associated with lost rentals that are avoided by acquiring in-place leases and tenant relationships, as an adjustment to rental income. In the second quarter 2004, the Joint Ventures began reflecting this amortization as amortization expense and have reclassified such amortization amounts, including $242,366 and $115,150 for Fund XIII-REIT Associates and Fund XIII-XIV Associates, respectively, for the three months ended March 31, 2004, from rental income to amortization expense for all periods previously presented. The period of amortization continues to be the term of the respective lease. This reclassification had no impact on net income.

(2)	Effective July 1, 2004, the Joint Ventures extended the weighted-average composite useful life for all building assets from 25 years to 40 years, which resulted in an increase to net income for the year ended December 31, 2004 of approximately $444,436 and $126,306 for Fund XIII-REIT Associates and Fund XIII-XIV Associates, respectively. Management believes that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice.

The Partnership allocates operating income (loss) and gain (loss) on sale of properties generated by the Joint Ventures to its Cash Preferred and Tax Preferred limited partners pursuant to the respective partnership agreement provisions outlined in Note 2. The components of income (loss) from discontinued operations recognized by the Joint Ventures are provided below:

	2005			2004			2003
	Operating Income	Gain on Sale	Total	Operating Income	Gain on Sale	Total	Operating Income	Gain on Sale	Total
Fund XIII-REIT Associates	$584,098	$7,318,380	$7,902,478	$1,642,985	$0	$1,642,985	$1,774,923	$0	$1,774,923

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

The Partnership has entered into a property management, leasing, and asset management agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. Accordingly, Wells Management receives compensation for the management and leasing of the Partnership’s properties, owned directly or through the Joint Ventures, equal to the lesser of (a) fees that would be paid to a comparable outside firm or (b) 4.5% of the gross revenues collected monthly; plus, a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month’s rent. In the case of commercial properties leased on a long-term net-lease basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in income (loss) of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures are $105,529, $184,274, and $92,249 for the years ended December 31, 2005, 2004, and 2003, respectively.

Administration Reimbursements

Wells Capital, one of the Partnership’s General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital and Wells Management for administrative expenses of $84,233, $80,233, and $78,597 for the years ended December 31, 2005, 2004, and 2003, respectively. As of December 31, 2005 and 2004, due from affiliate (due to affiliates) balances represent administrative reimbursements overpaid to (due to) Wells Capital and/or Wells Management.

Acquisition and Advisory Fees and Acquisition Expense Reimbursements

The Partnership has incurred acquisition and advisory fees and acquisition expense reimbursements payable to Wells Capital in an amount equal to 3.5% of aggregate gross offering proceeds. The Partnership incurred acquisition and advisory fees and acquisition expense reimbursements, which were capitalized as deferred project costs, of $0, $0, and $367,101 during 2005, 2004, and 2003, respectively. The Partnership applied deferred project costs of $0, $118,219, and $504,981 upon investment in the Joint Ventures during 2005, 2004, and 2003, respectively.

Organizational and Offering Cost Reimbursements

The Partnership reimburses Wells Capital for organizational and offering costs equal to the lesser of actual costs incurred or 3% of the aggregate gross offering proceeds, subject to the overall limitations set forth in the Partnership Agreement. Offering costs include such costs as legal and accounting fees, printing costs, certain salary reimbursements for employees engaged in the registration and marketing of the Partnership’s units, and other offering costs; however, offering costs specifically exclude sales and underwriting commissions. Organizational cost reimbursements are charged to expense, and offering costs reimbursements are charged to partners’ capital as incurred. The Partnership incurred organization and offering costs of $0, $0, and $314,658 for the years ended December 31, 2005, 2004, and 2003, respectively.

Sales Commissions and Dealer-Manager Fees

In connection with its public offering of units, the Partnership pays sales commissions of up to 7% of aggregate gross offering proceeds to Wells Investment Securities, Inc., (“WIS”), a registered securities broker dealer affiliated with the General Partners, the majority of which are re-allowed to other broker dealers participating in the offering of the Partnership’s limited partnership units (“Participating Dealers”). In addition, WIS earns a dealer manager fee of 2.5% of the gross offering proceeds raised, of which up to 1.5% of aggregate gross offering proceeds may be re-allowed to Participating Dealers as marketing fees or to reimburse Participating Dealers for the costs and expenses relating to attending educational conferences and seminars. The Partnership incurred sales commissions of $0, $0, and $736,302 for the years ended December 31, 2005, 2004, and 2003, respectively, all of which were re-allowed to Participating Dealers for the corresponding periods. The Partnership incurred dealer-manager fees of $0, $0, and $262,965 for the years ended December 31, 2005, 2004, and 2003, of which $0, $0, and $81,695, respectively, were re-allowed to Participating Dealers.

5.	PER-UNIT AMOUNTS

Income (loss) per limited partnership unit amounts are calculated based upon weighted-average units outstanding during the respective periods. Income (loss) per limited partnership unit, as presented in the accompanying financial statements, will vary from the per-unit amounts attributable to the individual investors due to the differences between the GAAP and tax basis treatment of certain items of income and expense and the fact that, within the respective classes of Cash Preferred Units and Tax Preferred Units, individual units have different characteristics including capital bases, cumulative operating and net property sales proceeds distributions and cumulative earnings allocations as a result of, among other things, the ability of unit holders to elect to be treated as Cash Preferred Units or Tax Preferred Units, or to change their prior elections, on a quarterly basis.

For the reasons mentioned above, distributions of net sale proceeds per unit also vary among individual unit holders. Distributions of net sale proceeds have been calculated at the investor level pursuant to the partnership agreement and allocated between the Cash Preferred and Tax Preferred limited partners in the period paid. Accordingly, distributions of net sale proceeds per unit, as presented in the accompanying financial statements, vary from the per-unit amounts attributable to the individual investors.

6.	INCOME TAX BASIS NET INCOME AND PARTNERS’ CAPITAL

A reconciliation of the Partnership’s financial statement net income to net income presented in accordance with the Federal Income Tax basis of accounting is as follows for the years ended December 31, 2005, 2004, and 2003:

	2005	2004	2003
Financial statement net income	$3,028,062	$954,373	$888,403
Increase (decrease) in net income resulting from:
Depreciation expense for financial reporting purposes (less than) greater than amounts for income tax purposes	(153,048)	17,209 (1)	211,320
Amortization expense for financial reporting purposes greater than amounts for income tax purposes	908,712	1,024,369	237,857
Capitalization of syndication costs for income tax purposes, which are accounted for as cost of capital for financial reporting purposes	0	(143,302)	1,307,961
Bad debt (recoveries) expense for financial reporting purposes in excess of amounts for income tax purposes	(988)	988	(1,006)
Rental income for financial reporting purposes greater than amounts for income tax purposes	(85,811)	0	(9,951)
Gains on sale of properties for financial reporting purposes in excess of amounts for income tax purposes	(240,208)	0	0
Other	(3,701)	(14,573)	0

Income tax basis net income	$3,453,018	$1,839,064	$2,634,584

(1)	Effective July 1, 2004, the Joint Ventures extended the weighted-average composite useful lives for all building assets from 25 years to 40 years. This change has no impact on the statutory life used for Federal income tax purposes of 40 years, upon which Tax depreciation is based (see Note 2).

A reconciliation of the partners’ capital balances, as presented in the accompanying financial statements, to partners’ capital balances, as presented in accordance with the Federal Income Tax basis of accounting, is as follows for the years ended December 31, 2005, 2004, and 2003:

	2005	2004	2003
Financial statement partners’ capital	$21,451,852	$30,424,309	$31,988,746
Increase (decrease) in partners’ capital resulting from:
Accumulated depreciation expense for financial reporting purposes greater than amounts for income tax purposes	219,079	372,127	354,918
Accumulated amortization expense for financial reporting purposes greater than amounts for income tax purposes	2,170,938	1,262,226	237,857
Accumulated meals and entertainment	31	31	31
Accumulated bad debt (recoveries) expense, net, for financial reporting purposes in excess of amounts for income tax purposes	(16)	972	(16)
Capitalization of syndication costs for income tax purposes, which are accounted for as cost of capital for financial reporting purposes	4,568,769	4,568,769	4,712,071
Accumulated rental income for income tax purposes less than amounts for financial reporting purposes	(177,648)	(91,837)	(91,837)
Partnership distributions payable	473,594	665,486	501,122
Accumulated gains on sale of properties for financial reporting purposes in excess of amounts for income tax purposes	(240,208)	0	0
Other	(18,274)	(14,573)	0

Income tax basis partners’ capital	$28,448,117	$37,187,510	$37,702,892

7.	QUARTERLY RESULTS (UNAUDITED)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2005 and 2004:

	2005 Quarters Ended
	March 31	June 30	September 30	December 31
Equity in income of joint ventures	$352,776	$2,278,002	$175,821	$216,906
Interest and other income	$0	$6,695	$74,584	$87,232
Net income	$321,654	$2,237,762	$206,080	$262,566
Net income (loss) allocated to limited partners:
Cash Preferred	$686,275	$500,580	$526,388	$582,639
Tax Preferred	$(364,621)	$1,737,182	$(320,308)	$(320,073)
Net income (loss) per weighted-average limited partner unit outstanding:
Cash Preferred	$0.22	$0.16	$0.17	$0.18
Tax Preferred(a)	$(0.56)	$2.74	$(0.51)	$(0.56)
Distribution of operating cash per weighted-average limited partner unit outstanding:
Cash Preferred	$0.20	$0.13	$0.16	$0.15
Tax Preferred	$0.00	$0.00	$0.00	$0.00
Distribution of net property sale proceeds per weighted-average limited partner unit:
Cash Preferred(b)	$0.00	$0.00	$0.00	$2.32
Tax Preferred(b)	$0.00	$0.00	$0.00	$4.50

	2004 Quarters Ended
	March 31	June 30	September 30	December 31
Equity in income of joint ventures	$245,335	$181,464	$321,782	$357,726
Interest and other income	$9,472	$2,993	$0	$0
Net income	$223,702	$118,368	$285,247	$327,056
Net income (loss) allocated to limited partners:
Cash Preferred	$670,866	$556,950	$654,317	$701,811
Tax Preferred	$(447,164)	$(438,582)	$(369,070)	$(374,755)
Net income (loss) per weighted-average limited partner unit outstanding:
Cash Preferred	$0.22	$0.18	$0.21	$0.22
Tax Preferred	$(0.65)	$(0.64)	$(0.54)	$(0.59)
Distribution of operating cash per weighted-average limited partner unit outstanding:
Cash Preferred	$0.20	$0.20	$0.20	$0.21
Tax Preferred	$0.00	$0.00	$0.00	$0.00

(a)	The quarterly per-unit amounts have been calculated using actual income (loss) for the respective quarters. Conversely, the corresponding annual income (loss) per-unit amounts have been calculated assuming that income (loss) was earned ratably over the year. As a result, the sum of these quarterly per-unit amounts does not equal the respective annual per-unit amount presented in the accompanying financial statements.

(b)	The quarterly per-unit amounts have been calculated using actual distributions for the respective quarters. Conversely, the corresponding distributions per-unit amounts have been calculated assuming that distributions were earned ratably over the year. As a result, the sum of these quarterly per-unit amounts does not equal the respective annual per-unit amount presented in the accompanying financial statements.

8.	PARTNERSHIP ADMINISTRATION AND LEGAL AND ACCOUNTING COSTS:

Partnership administration and legal and accounting costs for the years ended December 31, 2005, 2004, and 2003 are comprised of the following items:

	2005	2004	2003
Salary reimbursements	$84,233	$80,233	$78,597
Printing expenses	24,438	19,163	15,620
Independent accounting fees	20,605	25,458	30,505
Legal fees	14,973	23,550	13,584
Taxes and licensing fees	12,483	3,385	0
Postage and delivery expenses	3,812	8,114	7,566
Other	1,613	382	5,348
Computer Costs	1,478	1,995	6,981
Life insurance	280	559	0
Registration and filing fees	39	748	15
Bank service charges	0	821	2,489

Total partnership administration and legal and accounting costs	$163,954	$164,408	$160,705

9.	POTENTIAL TAX IMPACT FOR LIMITED PARTNERS HOLDING TAX PREFERRED UNITS – AMERICAN JOBS CREATION ACT OF 2004

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Wells Fund XIII-REIT Joint Venture Partnership:

We have audited the accompanying balance sheets of Wells Fund XIII-REIT Joint Venture Partnership (the “Joint Venture”) as of December 31, 2005 and 2004, and the related statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Joint Venture’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Joint Venture’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Fund XIII-REIT Joint Venture Partnership at December 31, 2005 and 2004, and the results of its operations and its cash flows for the each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/    ERNST & YOUNG LLP

Atlanta, Georgia

March 2, 2006

WELLS FUND XIII-REIT JOINT VENTURE PARTNERSHIP

BALANCE SHEETS

DECEMBER 31, 2005 AND 2004

ASSETS

	2005	2004
Real estate assets, at cost:
Land	$2,671,824	$5,702,593
Building and improvements, less accumulated depreciation of $3,025,256 and $4,832,222 at December 31, 2005 and 2004, respectively	28,036,152	51,937,399
Intangible lease assets, less accumulated amortization of $2,097,653 and $2,014,869 at December 31, 2005 and 2004, respectively	2,526,058	5,351,778

Total real estate assets	33,234,034	62,991,770

Cash and cash equivalents	2,321,404	2,183,050
Accounts receivable, net	597,450	1,335,597
Deferred leasing costs, net	2,256,899	2,796,887
Other assets	10,011	35,177

Total assets	$38,419,798	$69,342,481

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Intangible lease liabilities, less accumulated amortization of $91,658 and $91,076 at December 31, 2005 and 2004, respectively	$96,993	$149,442
Accounts payable and accrued expenses	1,445,920	1,237,943
Due to affiliate	7,506	26,205
Deferred income	331,489	334,600
Partnership distributions payable	515,233	829,661

Total liabilities	2,397,141	2,577,851

Partners’ capital:
Wells Real Estate Fund XIII, L.P.	10,125,969	18,665,456
Wells Operating Partnership, L.P.	25,896,688	48,099,174

Total partners’ capital	36,022,657	66,764,630

Total liabilities and partners’ capital	$38,419,798	$69,342,481

See accompanying notes.

WELLS FUND XIII-REIT JOINT VENTURE PARTNERSHIP

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2005, 2004, AND 2003

	2005	2004	2003
REVENUES:
Rental income	$4,126,560	$4,099,320	$2,088,180
Reimbursement income	2,323,268	2,081,487	632,185
Lease termination income	20,000	0	0
Interest and other income	59,695	2,503	0

Total revenues	6,529,523	6,183,310	2,720,365

EXPENSES:
Property operating costs	2,569,375	2,199,230	555,287
Amortization	1,651,963	1,711,847	435,549
Depreciation	786,560	1,011,681	722,109
Management and leasing fees	147,250	263,335	158,147
Joint venture administration	55,824	55,538	42,535
Lease termination expense	48,605	0	0
Legal and accounting	45,762	40,968	23,403

Total expenses	5,305,339	5,282,599	1,937,030

NET INCOME FROM CONTINUING OPERATIONS	1,224,184	900,711	783,335

DISCONTINUED OPERATIONS:
Operating income	584,098	1,642,985	1,774,923
Gain on disposition	7,318,380	0	0

Income from discontinued operations	7,902,478	1,642,985	1,774,923

NET INCOME	$9,126,662	$2,543,696	$2,558,258

See accompanying notes.

WELLS FUND XIII-REIT JOINT VENTURE PARTNERSHIP

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2005, 2004, AND 2003

	Wells Real Estate Fund XIII, L.P.	Wells Operating Partnership, L.P.	Total Partners’ Capital
Balance, December 31, 2002	$17,177,001	$26,974,084	$44,151,085
Net income	913,478	1,644,780	2,558,258
Partnership contributions	3,125,000	24,935,267	28,060,267
Partnership distributions	(1,587,845)	(2,994,234)	(4,582,079)

Balance, December 31, 2003	19,627,634	50,559,897	70,187,531
Net income	715,033	1,828,663	2,543,696
Partnership distributions	(1,677,211)	(4,289,386)	(5,966,597)

Balance, December 31, 2004	18,665,456	48,099,174	66,764,630
Net income	2,565,505	6,561,157	9,126,662
Partnership distributions	(11,104,992)	(28,763,643)	(39,868,635)

Balance, December 31, 2005	$10,125,969	$25,896,688	$36,022,657

See accompanying notes.

WELLS FUND XIII-REIT JOINT VENTURE PARTNERSHIP

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2005, 2004, AND 2003

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,126,662	$2,543,696	$2,558,258
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition	(7,318,380)	0	0
Depreciation	882,866	1,781,828	1,806,064
Amortization	1,794,982	2,270,146	592,294
Decrease (increase) in accounts receivable, net	53,397	224,483	(1,174,092)
Decrease (increase) in other assets	25,166	(33,009)	(1,395)
Increase in accounts payable and accrued expenses	344,582	41,152	1,081,970
(Decrease) increase in due to affiliate	(18,699)	19,673	36,371
(Decrease) increase in deferred income	(3,111)	(130,210)	464,810

Net cash provided by operating activities	4,887,465	6,717,759	5,364,280

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of real estate assets	35,729,400	0	0
Investment in real estate assets	(38,769)	(218,924)	(28,069,958)
Payment of deferred leasing costs	(256,679)	(39,964)	0

Net cash provided by (used in) investing activities	35,433,952	(258,888)	(28,069,958)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net sale proceeds distributions paid to joint venture partners	(35,729,400)	0	0
Operating distributions paid to joint venture partners in excess of accumulated earnings	(4,453,663)	(6,731,264)	(3,592,610)
Contributions from joint venture partners	0	0	28,060,267

Net cash (used in) provided by financing activities	(40,183,063)	(6,731,264)	24,467,657

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	138,354	(272,393)	1,761,979

CASH AND CASH EQUIVALENTS, beginning of year	2,183,050	2,455,443	693,464

CASH AND CASH EQUIVALENTS, end of year	$2,321,404	$2,183,050	$2,455,443

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$515,233	$829,661	$1,594,328

Write off of fully amortized deferred leasing costs	$190,163	$0	$0

Deferred project costs applied to real estate assets	$0	$0	$1,083,057

See accompanying notes.

WELLS FUND XIII-REIT JOINT VENTURE PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004, AND 2003

1.	ORGANIZATION AND BUSINESS

On June 27, 2001, Wells Real Estate Fund XIII, L.P. and Wells Operating Partnership, L.P. (“Wells OP”) entered into a Georgia general partnership to form Wells Fund XIII-REIT Joint Venture Partnership (the “Joint Venture”). The general partners of Wells Real Estate Fund XIII, L.P. are Leo F. Wells, III and Wells Capital, Inc. (“Wells Capital”). Wells OP is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. (“Wells REIT”) serving as its general partner. Wells REIT is a Maryland corporation that qualifies as a real estate investment trust.

The Joint Venture was formed to acquire and operate commercial real properties, including properties to be developed, currently under development or construction, newly constructed or having operating histories. On July 16, 2001, the Joint Venture purchased a two-story office building containing approximately 85,000 square feet, the AmeriCredit Building, located in Orange Park, Florida. On December 21, 2001, the Joint Venture purchased two connected one-story office and assembly buildings consisting of 148,200 square feet, the ADIC Buildings, located in Parker, Colorado. On December 12, 2002, the Joint Venture purchased a four-story office building containing 141,000 square feet, the John Wiley Building, located in Fishers, Indiana. On September 19, 2003, the Joint Venture purchased a four-story office building containing 194,000 square feet, the AIU – Chicago Building, located in Hoffman Estates, Illinois. Ownership interests were recomputed based on relative cumulative capital contributions from the joint venture partners.

On April 13, 2005, the Joint Venture sold the AmeriCredit Building and the John Wiley Building to an unrelated third party for a gross selling price of $35,974,000. As a result of the sale, the Joint Venture recognized a gain of approximately $7,318,000 and received net sale proceeds of approximately $35,729,000.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Joint Venture’s financial statements are prepared in accordance with accounting principles generally accepted in the United States.

Use of Estimates

The preparation of the Joint Venture’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

The Joint Venture’s leases typically include renewal options, escalation provisions and provisions requiring tenants to reimburse the Joint Venture for a pro-rata share of operating costs incurred. All of the Joint Venture’s leases are classified as operating leases, and the related rental income, including scheduled rental rate increases (other than scheduled increases based on the Consumer Price Index) is recognized on a straight-line basis over the terms of the respective leases. Rents and tenant reimbursements collected in advance are recorded as deferred income in the accompanying balance sheets.

Lease termination income is recognized when the tenant loses the right to lease the space and the Joint Venture has satisfied all obligations under the related lease or lease termination agreement.

The Joint Venture records the sale of real estate assets pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 66, Accounting for Sales of Real Estate. Accordingly, gains are recognized upon completing the sale and, among other things, determining the sale price and transferring all of the risks and rewards of ownership without significant continuing involvement with the seller. Recognition of all or a portion of the gain would be deferred until both of these conditions are met. Losses are recognized in full as of the sale date.

Real Estate Assets

Real estate assets are stated at cost, less accumulated depreciation. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, and any tenant improvements or major improvements and betterments which extend the useful life of the related asset. All repairs and maintenance are expensed as incurred.

The estimated useful lives of the Joint Venture’s real estate assets by class are provided below:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant improvements	Shorter of lease term or economic life
Intangible lease assets	Lease term

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate and related intangible assets in which the Joint Venture has an ownership interest, either directly or through investments in other joint ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate and related intangible assets may not be recoverable, management assesses the recoverability of these assets by determining whether the carrying value will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, the Joint Venture adjusts the real estate and related intangible assets to the estimated fair values, as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (“SFAS No. 144”) and recognizes impairment losses. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value.

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

Intangible Lease Assets and Liabilities

On January 1, 2002, the Joint Venture adopted Statement of Financial Accounting Standards No. 141, Business Combinations, and Statement of Financial Accounting Standards No. 142, Goodwill and Intangibles. These standards govern business combinations and asset acquisitions, and the accounting for acquired intangibles.

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

The fair values of in-place leases include direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals which are avoided by acquiring an in-place lease, and tenant relationships. Direct costs associated with obtaining a new tenant include commissions, tenant improvements and other direct costs and are estimated based on management’s consideration of current market costs to execute a similar lease. These direct costs are included in deferred leasing costs in the accompanying balance sheets and are amortized to expense over the remaining terms of the respective leases. The value of opportunity costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. Customer relationships are valued based on expected renewal of a lease or the likelihood of obtaining a particular tenant for other locations. These lease intangibles are included in intangible lease assets in the accompanying balance sheets and are amortized to expense over the remaining terms of the respective leases. Beginning on April 1, 2004, these lease intangibles were amortized to expense rather than as an adjustment to rental income.

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

The gross values of above-market in-place leases and intangible absorption period costs were approximately $108,000 and $4,515,000 as of December 31, 2005, respectively, and approximately $2,725,000 and $4,642,000 as of December 31, 2004, respectively, and are recorded as intangible lease assets. The gross values of intangible lease origination costs were approximately $3,646,000 and $3,695,000 as of December 31, 2005 and 2004, respectively, and are included in deferred leasing costs. The gross values of below-market in-place leases were approximately $189,000 and $241,000 as of December 31, 2005 and 2004, respectively, and are recorded as intangible lease liabilities.

During the years ended December 31, 2005, 2004, and 2003, the Joint Venture recorded amortization of above-market and below-market in-place leases of approximately $89,000, $555,000, and $157,000, respectively, which is recorded as an adjustment to rental revenues, and amortization of intangible lease origination costs and intangible absorption period costs of approximately $1,658,000, $1,715,000, and $436,000, respectively, which is recorded as amortization expense in the accompanying statements of operations.

The remaining unamortized balance for intangible assets and liabilities will be amortized as follows:

	Intangible Lease Assets
	Absorption Period Costs	Above-Market Lease Asset	Intangible Below-Market Lease Liability	Intangible Lease Origination Costs
For the year ending December 31:
2006	$873,141	$19,655	$40,449	$688,802
2007	800,081	16,479	30,419	604,266
2008	473,508	13,732	11,938	366,455
2009	164,731	0	7,094	179,056
2010	164,731	0	7,093	179,056
Thereafter	0	0	0	0

	$2,476,192	$49,866	$96,993	$2,017,635

Weighted-Average Amortization Period	5	3	5	5

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Accounts Receivable, net

Accounts receivable are comprised of tenant receivables and straight-line rent receivables. Management assesses the collectibility of accounts receivable on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. Allowances of $0 and $3,515 are included in accounts receivable, as of December 31, 2005 and 2004, respectively.

Deferred Leasing Costs, net

Deferred leasing costs reflect costs incurred to procure operating leases, including opportunity costs avoided by acquiring an in-place lease identified in connection with the purchase price allocation process, which are capitalized and amortized on a straight-line basis over the terms of the respective leases. Deferred leasing costs are presented net of accumulated amortization of $1,637,562 and $938,647 as of December 31, 2005 and 2004, respectively.

Other Assets

Other assets as of December 31, 2005 and 2004 is comprised of the following items:

	2005	2004
Prepaid insurance	$9,955	$19,634
Prepaid contract labor	56	15,543

Total	$10,011	$35,177

Prepaid expenses are recognized as the related services are provided. Balances without a future economic benefit are written-off as they are identified.

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

Recent Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Board Interpretation No. (“FIN”) 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143, Asset Retirement Obligations, effective for fiscal years ending after December 15, 2005. FIN 47 clarifies the definition of a “conditional asset retirement obligation” provided in SFAS No. 143 as a legal obligation to perform an asset retirement activity for which the timing or method of settlement is conditional upon a future event that may or may not be within control of the Joint Venture. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The Joint Venture may have undetected asbestos at certain of the Joint Venture’s properties. Because the obligations to remove asbestos from any of these properties have indeterminate settlement dates, the Joint Venture is unable to reasonably estimate the fair values of these obligations. To the extent that these properties undergo major renovations or demolition, certain environmental regulations are in place, which specify the manner in which the asbestos must be handled and disposed. In such circumstances, sufficient information may become available to reasonably estimate the fair value of the liability. There are currently no plans to undertake a major renovation that would require removal of the asbestos or demolition of a property. The adoption of FIN 47 did not have a material effect on the Joint Venture’s financial statements.

3.	RELATED-PARTY TRANSACTIONS

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

Wells OP entered into an asset/property management agreement with Wells Management. In consideration for asset management and the management and leasing of the Joint Venture’s properties, the Joint Venture will pay Wells Management property management, leasing, and asset management fees equal to the lesser of (a) 4.5% of the gross revenues generally paid over the life of the lease or (b) 0.6% of Net Asset Value calculated on an annual basis.

Management and leasing fees are recognized in accordance with the terms of the aforementioned agreements, weighted based on joint venture partners respective ownership interests in the Joint Venture. During the years ended December 31, 2005, 2004, and 2003, the Joint Venture incurred management and leasing fees of $190,571, $444,088, and $298,677, respectively, portions of which are included in income from discontinued operations in the accompanying statements of operations.

Administrative Reimbursements

Wells Management and its affiliates perform certain administrative services for the Joint Venture’s properties, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. In the opinion of management, this is a reasonable estimation of such expenses. During 2005, 2004, and 2003, the Joint Venture reimbursed $30,027, $76,870, and $61,467, respectively, to Wells Management and its affiliates for these services, portions of which are included in income from discontinued operations in the accompanying statements of operations.

On December 21, 2005, Wells Capital and Wells Management assigned rights to receive certain fees and reimbursements to Wells Advisory Services I, LLC (“WASI”), an unaffiliated entity. Accordingly, the Joint Venture will make all future payments of management and leasing fees and administrative reimbursements to WASI.

Due to Affiliate

As of December 31, 2005 and 2004, due to affiliate was comprised of the following items due to Wells Management:

	2005	2004
Management and leasing fees	$3,283	$22,376
Administrative reimbursements	2,107	3,829
Property insurance refund	2,116	0

	$7,506	$26,205

Deferred Project Costs

Wells Real Estate Fund XIII, L.P. and Wells REIT paid 3.5% of aggregate gross offering proceeds to Wells Capital for acquisition and advisory services and acquisition expense reimbursements, subject to certain overall limitations. These fees were capitalized by Wells Real Estate Fund XIII, L.P. and Wells REIT as paid and applied to specific properties, including the AmeriCredit Building, the ADIC Building, and the AIU – Chicago Building, upon acquisition by the Joint Venture. Accordingly, such deferred project costs are included in the capitalized assets of the Joint Venture and depreciated over their respective estimated useful lives.

4.	DISCONTINUED OPERATIONS

SFAS No. 144 requires, among other things, that the operating results of real estate assets sold or held for sale be included in discontinued operations in the statement of operations for all periods presented. The Joint Venture sold the AmeriCredit Building and the John Wiley Building on April 13, 2005. The results of operations of the AmeriCredit Building and the John Wiley Building, which are included as discontinued operations in the accompanying statements of operations, are presented below:

	2005	2004	2003
Total property revenues	$1,070,221	$3,518,125	$3,876,085
Property operating costs	336,224	858,707	777,073
Depreciation	96,306	770,146	1,083,955
Management and leasing fees	49,486	233,099	223,209
Legal and accounting	4,107	13,188	16,925

Total expenses	486,123	1,875,140	2,101,162

Operating income	584,098	1,642,985	1,774,923
Gain on disposition	7,318,380	0	0

Income from discontinued operations	$7,902,478	$1,642,985	$1,774,923

5.	RENTAL INCOME

The future minimum rental income due to the Joint Venture under non-cancelable operating leases as of December 31, 2005 follows:

Year ended December 31:
2006	$4,051,915
2007	3,958,463
2008	3,803,190
2009	3,871,365
2010	3,973,700
Thereafter	1,461,219

$21,119,852

Four tenants generated approximately 41%, 25%, 14%, and 8% of rental income for the year ended December 31, 2005, and two tenants will generate approximately 57% and 40% of future minimum rental income.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

DECEMBER 31, 2005

Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent To Acquisition(d)	Gross Carrying Amount as of December 31, 2005					Accumulated Depreciation & Amortization(c)	Date of Construction	Date Acquired
		Land	Buildings and Improvements		Land	Buildings and Improvements	Intangible Lease Asset	Construction in Progress	Total
ADIC BUILDINGS(a)	None	$1,954,213	$11,215,621	$542,281	$2,047,735	$11,664,380	$0	$0	$13,712,115	$1,624,085	2001	12/21/01
AIU-CHICAGO BUILDING(b)	None	600,000	22,681,602	1,363,226	624,089	19,397,028	4,623,711	0	24,644,828	3,498,824	2003	9/19/03

Total		$2,554,213	$33,897,223	$1,905,507	$2,671,824	$31,061,408	$4,623,711	$0	$38,356,943	$5,122,909

(a)	The ADIC Buildings are two connected one-story office and assembly buildings located in Douglas, Colorado.

(b)	The AIU-Chicago Building is a four-story office building located in Hoffman Estates, Illinois.

(c)	Buildings, land improvements, building improvements, and tenant improvements are depreciated using the straight-line method over 40 years, 20 years, 10 to 25 years, and the shorter of the economic life or corresponding lease terms, respectively.

(d)	Includes acquisition and advisory fees and acquisition expense reimbursements applied at acquisition.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

AND AMORTIZATION

DECEMBER 31, 2005

	Cost	Accumulated Depreciation & Amortization
BALANCE AT DECEMBER 31, 2002	$45,005,031	$1,244,330

2003 additions	24,563,207	2,215,359

BALANCE AT DECEMBER 31, 2003	69,568,238	3,459,689

2004 additions	270,623	3,387,402

BALANCE AT DECEMBER 31, 2004	69,838,861	6,847,091

2005 additions	38,769	1,975,845
2005 dispositions	(31,520,687)	(3,700,027)

BALANCE AT DECEMBER 31, 2005	$38,356,943	$5,122,909

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Fund XIII and Fund XIV Associates:

We have audited the accompanying balance sheets of Fund XIII and Fund XIV Associates (the “Joint Venture”) as of December 31, 2005 and 2004, and the related statements of operations, partners’ capital, and cash flows for each of the two years in the period ended December 31, 2005 and the period from August 20, 2003 (Inception) through December 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Joint Venture’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Joint Venture’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fund XIII and Fund XIV Associates at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005 and the period from August 20, 2003 (Inception) through December 31, 2003. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/    ERNST & YOUNG LLP

Atlanta, Georgia

March 2, 2006

FUND XIII AND FUND XIV ASSOCIATES

BALANCE SHEETS

DECEMBER 31, 2005 AND 2004

ASSETS

	2005	2004
Real estate assets, at cost:
Land	$4,062,507	$4,062,507
Building and improvements, less accumulated depreciation of $1,011,991 and $590,940 at December 31, 2005 and 2004, respectively	15,710,240	16,023,283
Intangible lease assets, less accumulated amortization of $1,216,790 and $626,308 at December 31, 2005 and 2004, respectively	2,752,151	3,342,633

Total real estate assets	22,524,898	23,428,423
Cash and cash equivalents	725,442	753,810
Accounts receivable	203,230	133,742
Deferred leasing costs, net	1,749,260	2,050,743
Other assets	13,124	11,235

Total assets	$25,215,954	$26,377,953

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Accounts payable and accrued expenses	$44,098	$62,346
Due to affiliate	16,435	11,799
Deferred income	177,788	124,992
Partnership distributions payable	503,211	577,948
Intangible lease liability, less accumulated amortization of $137,373 and $68,687 at December 31, 2005 and 2004, respectively	549,493	618,179

Total liabilities	1,291,025	1,395,264
Partners’ capital:
Wells Real Estate Fund XIII, L.P.	11,316,491	11,804,489
Wells Real Estate Fund XIV, L.P.	12,608,438	13,178,200

Total partners’ capital	23,924,929	24,982,689

Total liabilities and partners’ capital	$25,215,954	$26,377,953

See accompanying notes.

FUND XIII AND FUND XIV ASSOCIATES

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2005 AND 2004, AND THE PERIOD FROM

AUGUST 20, 2003 (INCEPTION) THROUGH DECEMBER 31, 2003

	2005	2004	2003
REVENUES:
Rental income	$2,479,958	$2,353,598	$225,892
Tenant reimbursements	706,057	526,287	57,483
Interest and other income	2,161	330	0

Total revenues	3,188,176	2,880,215	283,375

EXPENSES:
Amortization	872,284	840,014	84,764
Property operating costs	720,970	498,260	40,834
Depreciation	421,051	504,923	86,017
Management and leasing fees	115,681	125,668	16,581
Joint venture administration	51,226	44,911	4,078
Legal and accounting	38,676	47,266	14,691

Total expenses	2,219,888	2,061,042	246,965

NET INCOME	$968,288	$819,173	$36,410

See accompanying notes.

FUND XIII AND FUND XIV ASSOCIATES

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2005 AND 2004, AND FOR THE PERIOD FROM

AUGUST 20, 2003 (INCEPTION) THROUGH DECEMBER 31, 2003

	Wells Fund XIII	Wells Fund XIV	Total Partners’ Capital
Balance, August 20, 2003 (inception)	$0	$0	$0

Net income	18,205	18,205	36,410
Partnership contributions	9,499,635	9,499,635	18,999,270
Partnership distributions	(98,488)	(98,488)	(196,976)

Balance, December 31, 2003	9,419,352	9,419,352	18,838,704

Net income	391,283	427,890	819,173
Partnership contributions	2,954,663	4,379,199	7,333,862
Partnership distributions	(960,809)	(1,048,241)	(2,009,050)

Balance, December 31, 2004	11,804,489	13,178,200	24,982,689

Net income	458,000	510,288	968,288
Partnership distributions	(945,998)	(1,080,050)	(2,026,048)

Balance, December 31, 2005	$11,316,491	$12,608,438	$23,924,929

See accompanying notes.

FUND XIII AND FUND XIV ASSOCIATES

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2005 AND 2004, AND THE PERIOD FROM

AUGUST 20, 2003 (INCEPTION) THROUGH DECEMBER 31, 2003

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$968,288	$819,173	$36,410
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	421,051	504,923	86,017
Amortization	849,801	808,986	89,684
Changes in assets and liabilities:
Increase in accounts receivable	(69,488)	(95,251)	(38,491)
Increase in other assets	(1,889)	(11,235)	0
(Decrease) increase in accounts payable and accrued expenses	(18,248)	41,186	21,160
Increase in due to affiliate	4,636	7,373	4,426
Increase in deferred income	52,796	124,992	0

Net cash provided by operating activities	2,206,947	2,200,147	199,206

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate	(108,008)	(7,351,527)	(18,239,106)
Payment of deferred leasing costs	(26,522)	0	0

Net cash used in investing activities	(134,530)	(7,351,527)	(18,239,106)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to joint venture partners in excess of accumulated earnings	(2,100,785)	(772,495)	0
Distributions to joint venture partners from accumulated earnings.	0	(855,583)	0
Contributions from joint venture partners	0	7,333,862	18,239,306

Net cash (used in) provided by financing activities	(2,100,785)	5,705,784	18,239,306

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(28,368)	554,404	199,406

CASH AND CASH EQUIVALENTS, beginning of period	753,810	199,406	0

CASH AND CASH EQUIVALENTS, end of period	$725,442	$753,810	$199,406

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Deferred project costs applied to the joint venture	$0	$292,620	$759,964

Partnership distributions payable	$503,211	$577,948	$196,976

See accompanying notes.

FUND XIII AND FUND XIV ASSOCIATES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004, AND 2003

1.	ORGANIZATION AND BUSINESS

On August 20, 2003, Wells Real Estate Fund XIII, L.P. and Wells Real Estate Fund XIV, L.P. entered into a Georgia general partnership to form Fund XIII and Fund XIV Associates (the “Joint Venture”). The general partners of Wells Real Estate Fund XIII, L.P. and Wells Real Estate Fund XIV, L.P. are Leo F. Wells, III and Wells Capital, Inc. (“Wells Capital”).

The Joint Venture was formed to acquire and operate commercial real properties, including properties to be developed, currently under development or construction, newly constructed or having operating histories. On October 30, 2003, the Joint Venture purchased an 82,000-square-foot, two single-story office building, the Siemens-Orlando Building, located in Orlando, Florida. On December 19, 2003, the Joint Venture acquired the Randstad – Atlanta Building, a four-story office building containing approximately 65,000 aggregate rentable square feet located in Atlanta, Georgia. On March 26, 2004, the Joint Venture purchased a 120,000-square-foot, one story office and warehouse building, 7500 Setzler Parkway, located in Brooklyn Park, Minnesota. Ownership interests were recomputed based on relative cumulative capital contributions from the joint venture partners.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Joint Venture’s financial statements are prepared in accordance with accounting principles generally accepted in the United States.

Use of Estimates

The preparation of the Joint Venture’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

The Joint Venture’s leases typically include renewal options, escalation provisions and provisions requiring tenants to reimburse the Joint Venture for a pro-rata share of operating costs incurred. All of the Joint Venture’s leases are classified as operating leases, and the related rental income, including scheduled rental rate increases (other than scheduled increases based on the Consumer Price Index) is recognized on a straight-line basis over the terms of the respective leases. Rents and tenant reimbursements collected in advance are recorded as deferred income in the accompanying balance sheets.

Lease termination income is recognized when the tenant loses the right to lease the space and the Joint Venture has satisfied all obligations under the related lease or lease termination agreement.

The Joint Venture records the sale of real estate assets pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 66, Accounting for Sales of Real Estate. Accordingly, gains are recognized upon completing the sale and, among other things, determining the sale price and transferring all of the risks and rewards of ownership without significant continuing involvement with the seller. Recognition of all or a portion of the gain would be deferred until both of these conditions are met. Losses are recognized in full as of the sale date.

Real Estate Assets

Real estate assets are stated at cost, less accumulated depreciation. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, and any tenant improvements or major improvements and betterments which extend the useful life of the related asset. All repairs and maintenance are expensed as incurred.

The estimated useful lives of the Joint Venture’s real estate assets by class are provided below:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant Improvements	Shorter of lease term or economic life
Intangible lease assets	Lease term

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate and related intangible assets in which the Joint Venture has an ownership interest, either directly or through investments in other joint ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate and related intangible assets may not be recoverable, management assesses the recoverability of these assets by determining whether the carrying value will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, the Joint Venture adjusts the real estate and related intangible assets to the estimated fair values, as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and recognizes impairment losses. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value.

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

Intangible Lease Assets and Liabilities

On January 1, 2002, the Joint Venture adopted SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Intangibles. These standards govern business combinations and asset acquisitions, and the accounting for acquired intangibles.

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

The fair values of in-place leases include direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals which are avoided by acquiring an in-place lease, and tenant relationships. Direct costs associated with obtaining a new tenant include commissions, tenant improvements and other direct costs and are estimated based on management’s consideration of current market costs to execute a similar lease. These direct costs are included in deferred leasing costs in the accompanying balance sheets and are amortized to expense over the remaining terms of the respective leases. The value of opportunity costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. Customer relationships are valued based on expected renewal of a lease or the likelihood of obtaining a particular tenant for other locations. These lease intangibles are included in intangible lease assets in the accompanying balance sheets and are amortized to expense over the remaining terms of the respective leases. Beginning on April 1, 2004, these lease intangibles were amortized to expense rather than as an adjustment to rental income.

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

The gross values of above-market in-place leases and intangible absorption period costs were approximately $220,000 and $3,749,000, respectively, as of December 31, 2005 and 2004 and are recorded as intangible lease assets. The gross values of intangible lease origination costs were approximately $2,392,000 as of December 31, 2005 and 2004 and are included in deferred leasing costs. The gross values of below-market in-place leases were approximately $687,000 as of December 31, 2005 and 2004 and are recorded as an intangible lease liability.

During the years ended December 31, 2005 and 2004, and the period from August 20, 2003 (Inception) through December 31, 2003, the Joint Venture recorded amortization of above-market and below-market in-place leases of approximately $28,000, $31,000, and $4,900, respectively, which was recorded as an adjustment to rental income revenue, and amortization of intangible lease origination costs and intangible absorption costs of approximately $872,000, $840,000, and $85,000, respectively, which was recorded as amortization expense in the accompanying statements of operations.

The remaining unamortized balance for intangible assets and liability will be amortized as follows:

	Intangible Lease Assets
	Absorption Period Costs	Above-Market Lease Assets	Intangible Below-Market Lease Liability	Intangible Lease Origination Costs
For the year ending December 31:
2006	$546,317	$39,768	$68,687	$321,031
2007	500,348	32,262	68,687	306,749
2008	453,624	22,648	68,687	287,921
2009	403,047	20,510	68,687	258,911
2010	251,317	14,098	68,687	171,883
Thereafter	460,632	7,580	206,058	382,074

	$2,615,285	$136,866	$549,493	$1,728,569

Weighted-Average Amortization Period	7	7	8	7

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Accounts Receivable

Accounts receivable are comprised of tenant receivables and straight-line rent receivables. Management assesses the collectibility of accounts receivable on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. No such allowances have been recorded as of December 31, 2005 or 2004.

Deferred Leasing Costs, net

Deferred leasing costs reflect costs incurred to procure operating leases, including opportunity costs avoided by acquiring an in-place lease identified in connection with the purchase price allocation process, which are capitalized and amortized on a straight-line basis over the terms of the respective leases. Deferred leasing costs are presented net of accumulated amortization of $669,054 and $341,049 as of December 31, 2005 and 2004, respectively.

Other Assets

Other assets as of December 31, 2005 and 2004 are comprised of the following items:

	2005	2004
Utility deposits	$6,611	$5,200
Prepaid property insurance	6,042	6,035
Prepaid contract labor	471	0

Total	$13,124	$11,235

Prepaid expenses are recognized as the related services are provided. Balances without a future economic benefit are written off as they are identified.

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

Recent Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Board Interpretation No. (“FIN”) 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143, Asset Retirement Obligations, effective for fiscal years ending after December 15, 2005. FIN 47 clarifies the definition of a “conditional asset retirement obligation” provided in SFAS No. 143 as a legal obligation to perform an asset retirement activity for which the timing or method of settlement is conditional upon a future event that may or may not be within control of the Joint Venture. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The Joint Venture may have undetected asbestos at certain of the Joint Venture’s properties. Because the obligations to remove asbestos from any of these properties have indeterminate settlement dates, the Joint Venture is unable to reasonably estimate the fair values of these obligations. To the extent that these properties undergo major renovations or demolition, certain environmental regulations are in place, which specify the manner in which the asbestos must be handled and disposed. In such circumstances, sufficient information may become available to reasonably estimate the fair value of the liability. There are currently no plans to undertake a major renovation that would require removal of the asbestos or demolition of a property. The adoption of FIN 47 did not have a material effect on the Joint Venture’s financial statements.

3.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

Wells Real Estate Fund XIII, L.P. and Wells Real Estate Fund XIV, L.P. entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the general partners. In consideration for asset management and the management and leasing of the Joint Venture’s properties, the Joint Venture will pay Wells Management management and leasing fees equal to 4.5% of the gross revenues generally paid over the life of the lease, plus a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month’s rent. In the case of commercial properties which are leased on a long-term net basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. The Joint Venture incurred management and leasing fees of $109,850, $125,668, and $16,581 for the years ended December 31, 2005, 2004, and the period from August 20, 2003 (Inception) to December 31, 2003, respectively.

Administration Reimbursements

Wells Management and its affiliates perform certain administrative services for the Joint Venture, relating to accounting, property management, and other joint venture administration, and incur the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. In the opinion of management, this is a reasonable estimation of such expense. During 2005, 2004, and the period from August 20, 2003 (Inception) to December, 31 2003, the Joint Venture reimbursed $55,873, $50,031, and $4,735, respectively, to Wells Management and its affiliates for these services.

Deferred Project Costs

Wells Real Estate Fund XIII, L.P. and Wells Real Estate Fund XIV, L.P. pay 3.5% of gross capital contributions to Wells Capital for acquisition and advisory services, subject to certain overall limitations provided in the respective partnership agreements. These fees were capitalized by Wells Real Estate Fund XIII, L.P. and Wells Real Estate Fund XIV, L.P. as paid and allocated to specific properties upon acquisition by the Joint Venture. Accordingly, such deferred project costs are included in the capitalized assets of the Joint Venture.

Due to affiliates

As of December 31, 2005 and December 31, 2004, due to affiliate balances reflect amounts due to Wells Management for the following items:

	2005	2004
Administrative reimbursements	$10,219	$5,508
Management and leasing fees	6,216	6,291

	$16,435	$11,799

4.	RENTAL INCOME

The future minimum rental income due to the Joint Venture under non-cancelable operating leases as of December 31, 2005 is as follows:

Year ended December 31:
2006	$2,378,795
2007	2,316,060
2008	2,200,597
2009	2,037,289
2010	1,466,863
Thereafter	2,600,438

$13,000,042

Four tenants generated approximately 30%, 27%, 24%, and 8% of rental income for the year ended December 31, 2005, and four tenants will generate approximately 41%, 22%, 22%, and 11% of future minimum rental income.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

DECEMBER 31, 2005

Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent To Acquisition(e)	Gross Carrying Amounts of December 31, 2005				Accumulated Depreciation & Amortization(d)	Date of Construction	Date Acquired
		Land	Buildings and Improvements		Land	Buildings and Improvements	Intangible Lease Asset	Total
SIEMENS – ORLANDO BUILDING(a)	None	$1,950,000	$8,734,436	$487,880	$2,031,250	$7,095,759	$2,045,307	$11,172,316	$1,267,833	2003	10/30/2003
RANDSTAD – ATLANTA BUILDING(b)	None	600,000	4,829,953	1,084,621	625,000	4,643,353	1,246,221	6,514,574	532,956	2003	12/19/2003
7500 SETZLER PARKWAY BUILDING(c)	None	1,350,000	5,423,401	293,388	1,406,257	4,983,119	677,413	7,066,789	427,992	2004	03/26/2004

Total		$3,900,000	$18,987,790	$1,865,889	$4,062,507	$16,722,231	$3,968,941	$24,753,679	$2,228,781

(a)	The Siemens – Orlando Building is a two-story office building located in Orlando, Florida.

(b)	The Randstad – Atlanta Building is a four-story office building located in Atlanta, Georgia.

(c)	7500 Setzler Parkway is a one-story office and warehouse located in Brooklyn Park, Minnesota.

(d)	Buildings, land improvements, building improvements, and tenant improvements are depreciated using the straight-line method over 40 years, 20 years, 10 to 25 years, and the shorter of the economic life or corresponding lease terms, respectively.

(e)	Includes acquisition and advisory fees and acquisition expense reimbursements applied at acquisition.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

AND AMORTIZATION

DECEMBER 31, 2005

	Cost	Accumulated Depreciation & Amortization
BALANCE AT AUGUST 20, 2003 (INCEPTION)	$0	$0

2003 additions	17,561,218	146,934

BALANCE AT DECEMBER 31, 2003	17,561,218	146,934

2004 additions	7,084,453	1,070,314

BALANCE AT DECEMBER 31, 2004	24,645,671	1,217,248

2005 additions	108,008	1,011,533

BALANCE AT DECEMBER 31, 2005	$24,753,679	$2,228,781

EXHIBIT INDEX

TO

2005 FORM 10-K

OF

WELLS REAL ESTATE FUND XIII, L.P.

The following documents are filed as exhibits to this report. Those exhibits previously filed and incorporated herein by reference are identified below by an asterisk. For each such asterisked exhibit, there is shown below the description of the previous filing. Exhibits which are not required for this report are omitted.

Exhibit Number	Description of Document

*3.1	Agreement of Limited Partnership of Wells Real Estate Fund XIII, L.P. (Exhibit 3.1 to Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., as amended to date, Commission File No. 333-48984)

*3.2	Certificate of Limited Partnership of Wells Real Estate Fund XIII, L.P. dated September 15, 1998 (Exhibit 3.2 to Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., as amended to date, Commission File No. 333-48984)

*3.3	Certificate of Amendment to the Certificate of Limited Partnership of Wells Real Estate Fund XIII, L.P. dated October 20, 2000 (Exhibit 3.2(a) to Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., as amended to date, Commission File No. 333-48984)

*10.1	Management and Leasing Agreement with Wells Management Company, Inc. (Exhibit 10.2 to Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., as amended to date, Commission File No. 333-48984)

*10.2	Joint Venture Partnership Agreement of Wells Fund XIII-REIT Joint Venture Partnership (Exhibit 10.85 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.3	Agreement for the Purchase and Sale of Property for the AmeriCredit Building (Exhibit 10.86 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-44900)

*10.4	Lease Agreement for the AmeriCredit Building (Exhibit 10.87 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.5	Purchase Agreement for the ADIC Buildings (Exhibit 10.6 to Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., as amended to date, Commission File No. 333-48984)

*10.6	Purchase Agreement for the land immediately adjacent to the ADIC Buildings (Exhibit 10.7 to Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., as amended to date, Commission File No. 333-48984)

*10.7	Lease Agreement for the ADIC Buildings (Exhibit 10.8 to Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., as amended to date, Commission File No. 333-48984)

*10.8	Purchase Agreement for the John Wiley Indianapolis Building (Exhibit 10.9 to Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., as amended to date, Commission File No. 333-48984)

*10.9	Lease Agreement with John Wiley & Sons, Inc. ((Exhibit 10.10 to Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., as amended to date, Commission File No. 333-48984)

*10.10	Amendment #2 to Lease Agreement with John Wiley & Sons, Inc. (Exhibit 10.11 to Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., as amended to date, Commission File No. 333-48984)

Exhibit Number	Description of Document

*10.11	Amendment #3 to Lease Agreement with John Wiley & Sons, Inc. (Exhibit 10.12 to Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., as amended to date, Commission File No. 333-48984)

*10.12	Purchase and Sale Agreement relating to the AIU – Chicago Building (Exhibit 10.1 to the Form 10-Q of Wells Real Estate Fund XIII, L.P. for the quarter ended September 30, 2003, File No. 0-49633)

*10.13	Lease Agreement with American InterContinental University, Inc. (Exhibit 10.2 to the Form 10-Q of Wells Real Estate Fund XIII, L.P. for the quarter ended September 30, 2003, File No. 0-49633)

*10.14	Agreement of Purchase and Sale of Property for Siemens Orlando Buildings and third amendment thereto (Exhibit 10.3 to Form S-11 Registration Statement of Wells Real Estate Fund XIV, L.P., as amended to date, Commission File No. 333-101463)

*10.15	Lease Agreement with Siemens Shared Services LLC (Exhibit 10.4 to Form S-11 Registration Statement of Wells Real Estate Fund XIV, L.P., as amended to date, Commission File No. 333-101463)

*10.16	Joint Venture Partnership Agreement of Fund XIII and Fund XIV Associates (Exhibit 10.16 to Form 10-K of Wells Real Estate Fund XIII, L.P. for the fiscal year ended December 31, 2003, Commission File No. 0-49633)

*10.17	Purchase and Sale Agreement for the sale of the Randstad Atlanta Building (Exhibit 10.17 to Form 10-K of Wells Real Estate Fund XIII, L.P. for the fiscal year ended December 31, 2003, Commission File No. 0-49633)

*10.18	Lease Agreement for Randstad Atlanta Building (Exhibit 10.18 to Form 10-K of Wells Real Estate Fund XIII, L.P. for the fiscal year ended December 31, 2003, Commission File No. 0-49633)

*10.19	Purchase and Sale Agreement for the sale of 7500 Setzler Parkway Building (Exhibit 10.8 to Form S-11 Registration Statement of Wells Real Estate Fund XIV, L.P., as amended to date, Commission File No. 333-101463)

*10.20	Lease Agreement for 7500 Setzler Parkway Building (Exhibit 10.9 to Form S-11 Registration Statement of Wells Real Estate Fund XIV, L.P., as amended to date, Commission File No. 333-101463)

*10.21	Purchase and Sale Agreement for the AmeriCredit Building and John Wiley Building (Exhibit 10.70 to the Form 10-Q of Wells Real Estate Investment Trust, Inc. for the quarter ended March 31, 2005, Commission File No. 0-25739)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002