Form 10-Q
period 2006-06-30
WELLS REAL ESTATE FUND XIII L P
filed 2006-08-11
CIK 1127245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006 or

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

Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide distributions to partners, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005 for a discussion of some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in our forward-looking statements.

WELLS REAL ESTATE FUND XIII, L.P.

PART I.     FINANCIAL STATEMENTS

The information furnished in the Partnership’s accompanying balance sheets and consolidated statements of operations, partners’ capital, and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The accompanying financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included both in this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005. The Partnership’s results of operations for the three months and six months ended June 30, 2006 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND XIII, L.P.

BALANCE SHEETS

ASSETS

	(Unaudited)
	June 30, 2006	December 31, 2005
Investment in joint ventures	$20,854,781	$21,442,460
Cash and cash equivalents	147,195	156,651
Due from joint ventures	435,437	382,851
Other assets	173	0

Total assets	$21,437,586	$21,981,962

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Accounts payable and accrued expenses	$22,024	$48,587
Due to affiliates	5,467	7,929
Partnership distributions payable	465,282	473,594

Total liabilities	492,773	530,110

PARTNERS’ CAPITAL:
Limited partners:
Cash Preferred – 3,222,893 units and 3,197,914 units issued and outstanding as of June 30, 2006 and December 31, 2005, respectively	20,641,613	20,539,789
Tax Preferred – 549,155 units and 574,134 units issued and outstanding as of June 30, 2006 and December 31, 2005, respectively	303,200	912,063
General partners	0	0

Total partners’ capital	20,944,813	21,451,852

Total liabilities and partners’ capital	$21,437,586	$21,981,962

See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2006	2005	2006	2005
EQUITY IN INCOME OF JOINT VENTURES	$243,066	$2,278,002	$495,671	$2,630,778

EXPENSES:
Partnership administration	29,502	36,492	59,466	61,767
Legal and accounting	9,124	10,443	18,110	16,290

Total expenses	38,626	46,935	77,576	78,057

INTEREST AND OTHER INCOME	1,043	6,695	2,247	6,695

NET INCOME	$205,483	$2,237,762	$420,342	$2,559,416

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS:
CASH PREFERRED	$527,713	$500,580	$1,050,067	$1,186,855

TAX PREFERRED	$(322,230)	$1,737,182	$(629,725)	$1,372,561

NET INCOME (LOSS) PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CASH PREFERRED	$0.16	$0.16	$0.33	$0.38

TAX PREFERRED	$(0.59)	$2.74	$(1.13)	$2.14

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CASH PREFERRED	3,222,893	3,138,400	3,214,404	3,130,350

TAX PREFERRED	549,155	633,648	557,644	641,698

See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2005

AND THE SIX MONTHS ENDED JUNE 30, 2006 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Cash Preferred		Tax Preferred
	Units	Amount	Units	Amount
BALANCE, DECEMBER 31, 2004	3,131,700	$27,274,976	640,348	$3,149,333	$0	$30,424,309
Cash Preferred conversion elections	(10,000)	(87,093)	10,000	87,093	0	0
Tax Preferred conversion elections	76,214	470,413	(76,214)	(470,413)	0	0
Net income	0	2,295,882	0	732,180	0	3,028,062
Distributions of operating cash flow ($0.64 per weighted-average Cash Preferred Unit)	0	(2,000,519)	0	0	0	(2,000,519)
Distributions of net sale proceeds ($2.35 and $4.15 per weighted-average Cash Preferred Unit and Tax Preferred Unit, respectively)	0	(7,413,870)	0	(2,586,130)	0	(10,000,000)

BALANCE, DECEMBER 31, 2005	3,197,914	20,539,789	574,134	912,063	0	21,451,852

Tax Preferred conversion elections	34,979	43,434	(34,979)	(43,434)	0	0
Cash Preferred conversion elections	(10,000)	(64,296)	10,000	64,296	0	0
Net income (loss)	0	1,050,067	0	(629,725)	0	420,342
Distributions of operating cash flow ($0.29 per weighted-average Cash Preferred Unit)	0	(927,381)				(927,381)

BALANCE, JUNE 30, 2006	3,222,893	$20,641,613	549,155	$303,200	$0	$20,944,813

See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF CASH FLOWS

	(Unaudited) Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$420,342	$2,559,416
Operating distributions received from joint ventures	1,030,764	1,412,782
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint ventures	(495,671)	(2,630,778)
Changes in assets and liabilities:
Increase in other assets	(173)	0
Decrease in due from affiliate	0	478
Decrease in accounts payable and accrued expenses	(26,563)	(21,789)
(Decrease) increase in due to affiliates	(2,462)	3,772

Net cash provided by operating activities	926,237	1,323,881

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures	0	(102,081)
Net sales proceeds received from joint ventures	0	10,042,965

Net cash provided by investing activities	0	9,940,884

CASH FLOWS FROM FINANCING ACTIVITIES:
Operating distributions paid to limited partners	(935,693)	(1,289,946)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(9,456)	9,974,819

CASH AND CASH EQUIVALENTS, beginning of period	156,651	152,551

CASH AND CASH EQUIVALENTS, end of period	$147,195	$10,127,370

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$465,282	$392,300

See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006 (unaudited)

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

Wells Real Estate Fund XIV, L.P. is affiliated with the Partnership through common general partners. Each of the properties described above was acquired on an all-cash basis. For further information regarding the Joint Ventures and foregoing properties, refer to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005.

On April 13, 2005, Fund XIII-REIT Associates sold the AmeriCredit Building and the John Wiley Building to an unrelated third party for a gross sale price of approximately $35,974,000. As a result of the sale, the Partnership received net sale proceeds of approximately $10,044,000 and was allocated a gain of approximately $2,057,000.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Partnership have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly and consistently present the results for these periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Other Assets

As of June 30, 2006, other assets is comprised of interest income receivable.

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

Net loss, depreciation, and amortization deductions for each fiscal year will be allocated as follows: (a) 99% to the limited partners holding Tax Preferred Units and 1% to the General Partners until their capital accounts are reduced to zero; (b) then, to any partner having a positive balance in his capital account in an amount not to exceed such positive balance; and (c) thereafter, to the General Partners.

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

Summary of Financial Information

The following information summarizes the operations of the Joint Ventures for the three months and six months ended June 30, 2006 and 2005, respectively:

	Total Revenues		Income From Continuing Operations		Income From Discontinued Operations		Net Income
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Fund XIII-REIT Associates	$1,623,863	$1,696,507	$357,739	$392,751	$65,493	$7,343,817	$423,232	$7,736,568
Fund XIII-XIV Associates	818,472	778,972	262,357	218,292	0	0	262,357	218,292

	$2,442,335	$2,475,479	$620,096	$611,043	$65,493	$7,343,817	$685,589	$7,954,860

	Total Revenues		Income From Continuing Operations		Income From Discontinued Operations		Net Income
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Fund XIII-REIT Associates	$3,285,826	$3,370,856	$ 796,731	$ 698,937	$63,959	$7,898,021	$ 860,690	$8,596,958
Fund XIII-XIV Associates	1,661,915	1,591,003	536,430	452,797	0	0	536,430	452,797

	$4,947,741	$4,961,859	$1,333,161	$1,151,734	$63,959	$7,898,021	$1,397,120	$9,049,755

The Partnership allocates income (loss) from operations and gain (loss) from the sale of properties generated by the Joint Ventures to its Cash Preferred and Tax Preferred limited partners pursuant to the respective partnership agreement provisions outlined in Note 2. The components of income (loss) from discontinued operations recognized by the Joint Ventures are provided below:

	Six Months Ended June 30, 2006			Six Months Ended June 30, 2005
	Operating Income	Gain on Sale	Total	Operating Income	Gain on Sale	Total
Fund XIII-REIT Associates	$63,959	$0	$63,959	$581,668	$7,316,353	$7,898,021
Fund XIII-XIV Associates	0	0	0	0	0	0

	$63,959	$0	$63,959	$581,668	$7,316,353	$7,898,021

Due from Joint Ventures

As presented in the accompanying balance sheets, due from joint ventures as of June 30, 2006 and December 31, 2005 includes operating cash flow generated by the Joint Ventures during the three months ended June 30, 2006 and December 31, 2005, respectively, which is payable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

The Partnership has entered into a property management, leasing, and asset management agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. Accordingly, Wells Management receives compensation for the management and leasing of the Partnership’s properties, owned through the Joint Ventures, equal to the lesser of (a) fees that would be paid to a comparable outside firm or (b) 4.5% of the gross revenues collected monthly; plus, a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month’s rent. In the case of commercial properties leased on a long-term net-lease basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in income of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures is $18,310 and $14,033 for the three months ended June 30, 2006 and 2005, respectively, and $45,013 and $70,136 for the six months ended June 30, 2006 and 2005, respectively.

Administration Reimbursements

Wells Capital, one of our General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital and Wells Management for administrative expenses of $17,198 and $22,860 for the three months ended June 30, 2006 and 2005, respectively, and $35,432 and $46,583 for the six months ended June 30, 2006 and 2005, respectively. In addition, Wells Capital pays for certain operating expenses of the Partnership (“bill-backs”) directly and invoices the Partnership for the reimbursement thereof. As of June 30, 2006 and December 31, 2005, the due to affiliates balances represent administrative reimbursements and bill-backs due to Wells Management and/or Wells Capital.

Economic Dependency

We have engaged Wells Capital and Wells Management to provide certain essential services, including supervision of the management and leasing of our properties, asset acquisition and disposition services, as well as other administrative responsibilities for us including accounting services and investor communications and relations. These agreements are terminable by either party upon 60 days’ written notice. As a result of these relationships, we are dependent upon Wells Capital and Wells Management.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs. As of June 30, 2006, the General Partners believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

5.	COMMITMENTS AND CONTINGENCIES

The Partnership and its General Partners are from time to time a party to legal proceedings, which arise in the ordinary course of its business. The Partnership is not currently involved in any legal proceedings of which the outcome is reasonable likely to have a material adverse effect on results of operations or financial condition. The Partnership is not aware of any legal proceedings contemplated by governmental authorities.

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

Portfolio Overview

We are currently in the holding phase of the Partnership’s life cycle. We now own interests in five properties, following the sales of the AmeriCredit Building and the John Wiley Building. Our remaining five properties are 100% leased to tenants in the beginning to middle of their lease terms. Our focus in the near term is to maintain the high occupancy level of the portfolio and maximize operating performance in each of the assets.

After the close of the quarter, the sole tenant of 7500 Setzler Parkway assigned its lease rights to FedEx SmartPost, Inc. Under the terms of the assignment agreement, the lease term was extended until December 2011.

Operating distributions payable to the limited partners holding Cash Preferred Units for the second quarter 2006 were consistent with the level paid in the first quarter of 2006. In addition, we anticipate that future operating distributions may decline slightly due to anticipated re-leasing costs at the AIU – Chicago Building associated with recent leasing activities.

Property Summary

As we continue to operate in the holding phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we will seek to maximize returns to the limited partners by negotiating long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs and portfolio costs. Later as we move into the positioning-for-sale and disposition-and-liquidation phases, our attention will shift to locating suitable buyers and negotiating purchase-sale contracts that will attempt to maximize the total return to the limited partners, and to minimize contingencies and our post-closing involvement with the buyer.

Information relating to the properties owned, or previously owned, by the Joint Ventures is provided below:

•	The AmeriCredit Building was sold on April 13, 2005.

•	The John Wiley Building was sold on April 13, 2005.

•	The ADIC Buildings, located in Parker, Colorado, are fully leased until 2011.

•

The AIU – Chicago Building is located in Hoffman Estates, Illinois, a suburb of Chicago. This asset was acquired in September 2003 and is now 100% leased to multiple tenants, as a result of American Intercontinental University having expanded into the remaining vacant space. Lease expirations for the property occur from 2007 to 2010.

•

The Siemens – Orlando Building is located in Orlando, Florida. This asset was acquired in October 2003 and is 100% leased to four tenants. The major lease to Siemens Shared Services, LLC extends to 2009.

•	The Randstad – Atlanta Building is located in Atlanta, Georgia. This asset was acquired in December 2003 and is 100% leased to Randstad Staffing Services, Inc. until 2013.

•	The 7500 Setzler Parkway property, located in Brooklyn Park, Minnesota, was acquired in March 2004. This property is now 100% leased to FedEx Smartpost, Inc. until December 2011.

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

Short-Term Liquidity

During the six months ended June 30, 2006, we generated net operating cash flows, including operating distributions received from the Joint Ventures, of approximately $926,000, as compared to approximately $1,324,000 for the six months ended June 30, 2005. The 2006 decrease is primarily attributable to a decline in operating cash flows received from the Joint Ventures as a result of the sales of the AmeriCredit Building and the John Wiley Building in the second quarter 2005. Operating distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures.

Future operating distributions from the Joint Ventures are expected to decline in the near-term as a result of funding our pro-rata share of anticipated re-leasing costs at the AIU – Chicago Building associated with recent leasing activities. Future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs for tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures.

At this time, we expect to continue to generate cash flows from operations, including distributions from the Joint Ventures, sufficient to cover our estimated future expenses. We also believe that the cash on hand and operating distributions due from the Joint Ventures are sufficient to cover our working capital needs, including liabilities of approximately $493,000, as of June 30, 2006.

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

As of June 30, 2006, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

Property Sold	Net Sale Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of June 30, 2006	Undistributed Net Sale Proceeds as of June 30, 2006
				Amount	Purpose

AmeriCredit Building (sold in 2005)	$14,301,802	28.11%	$ 4,020,236	$0	–	$ 4,002,754	$17,482

John Wiley Building (sold in 2005)	$21,427,599	28.11%	6,023,298	0	–	5,997,246	26,052

Total			$10,043,534	$0		$10,000,000	$43,534

Upon evaluating the capital needs of the properties in which we currently hold an interest, our General Partners have determined to hold reserves of net sale proceeds of approximately $44,000.

Results of Operations

Equity in Income of Joint Ventures

Equity in income of Joint Ventures was $243,066 and $2,278,002 for the three months ended June 30, 2006 and 2005, respectively, and $495,671 and $2,630,778 for the six months ended June 30, 2006 and 2005, respectively. The 2006 decreases are primarily attributable to (i) gains recognized on the sales of the AmeriCredit Building and the John Wiley Building in the second quarter of 2005, (ii) a decline in operating income as a result of the aforementioned sales, partially offset by (iii) incurring parking lot repair expenses at the Randstad – Atlanta Building in the first quarter and second quarter of 2005, and (iv) an adjustment in the first quarter of 2006 to prior year operating expense reimbursement billings. Tenants are billed for operating expense reimbursements based on estimates, which are reconciled in the following calendar year based on actual costs incurred and the terms of the corresponding tenant leases.

We anticipate equity in income of Joint Ventures to remain at similar levels given that each of the remaining properties in our portfolio is currently stabilized.

Expenses

Our total expenses were $38,626 and $46,935 for the three months ended June 30, 2006 and 2005, respectively. The decrease for the three months ended June 30, 2006, as compared to the three months ended June 30, 2005, is primarily attributable to a decline in administrative costs relative to the decrease in the size of the portfolio as a result of the sales of properties.

Our total expenses were $77,576 and $78,057 for the six months ended June 30, 2006 and 2005, respectively. The slight decrease for the six months ended June 30, 2006, as compared to the six months ended June 30, 2005, is primarily attributable to (i) a decline in administrative costs relative to the decrease in the size of the portfolio as a result of the sales of properties, partially offset by (ii) an increase in accounting fees and printing costs.

We anticipate increases in our administrative expenses in future periods resulting from increased costs relating to compliance with reporting and regulatory requirements.

Interest and Other Income

Interest and other income was $1,043 and $6,695 for the three months ended June 30, 2006 and 2005, respectively, and $2,247 and $6,695 for the six months ended June 30, 2006 and 2005, respectively. The 2006 decreases are primarily a result of a decrease in the average amount of net sale proceeds held during the respective periods as a result of the November 2005 payment of net sale proceeds to limited partners.

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

Investment in Real Estate Assets

We are required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the assets to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of the Joint Ventures’ assets by class are as follows:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant improvements	Shorter of lease term or economic life

In the event that the Joint Ventures utilize inappropriate useful lives or methods of depreciation, our net income would be misstated.

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest through investments in the Joint Ventures may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value, as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. We have determined that there has been no impairment in the carrying value of real estate assets we held as of June 30, 2006.

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

Potential Tax Impact on Limited Partners Holding Tax Preferred Units – American Jobs Creation Act of 2004

The American Jobs Creation Act of 2004 added Section 470 to the Internal Revenue Code, which provides for certain limitations on the utilization of losses by investors that are attributable to leased property owned by a partnership having both taxable and tax-exempt partners such as the Partnership. Under the limitations of Section 470, passive losses allocable to limited partners are only able to be utilized to offset passive income generated from the same property or potentially from properties owned by the same partnership. In March 2005, the Internal Revenue Service (“IRS”) announced that the IRS would not apply Section 470 to partnerships for the taxable year 2004 based solely on the fact that a partnership had both taxable and tax-exempt partners, and in December 2005, the IRS extended the period for this transitional relief through the 2005 tax year. In addition, pursuant to Section 403(ff) of the Gulf Opportunity Zone Act of 2005, the effective date provisions regarding the applicability of Section 470 were amended to provide that, in the case of leased property treated as tax-exempt use property by reason of its being owned by a partnership having both taxable and tax-exempt partners,

Section 470 will apply only to property acquired after March 12, 2004. Thus, we do not believe that the provisions of Section 470 should apply to limit the utilization of losses attributable to the properties owned by the Partnership which were acquired prior to March 12, 2004; however, due to the uncertainties and lack of guidance relating to this provision, it is unclear as to whether the acquisition of a limited partnership interest in the Partnership after the March 12, 2004 effective date may be deemed to be an acquisition of property within the meaning of the effective date provisions of Section 470. In addition, since the Partnership acquired its interest in 7500 Setzler Parkway after March 12, 2004, unless further legislation is enacted to address this issue, or some other form of relief from the provisions of Section 470 is granted, beginning in tax year 2006 and thereafter, passive losses allocable to limited holding Tax Preferred Units attributable to 7500 Setzler Parkway may only be used to offset passive income generated from such property (or potentially from other properties owned by the Partnership). Due to the technical nature of the Section 470 provisions and the recent effective date amendment language, as applicable to partnerships having both taxable and tax-exempt partners, and the lack of interpretive guidance available thereunder either by Regulation or administrative ruling, it is unclear whether tax-exempt use losses attributable to Partnership properties acquired after the effective date of Section 470 can be utilized to off-set any net income allocable to Partnership properties acquired prior to such effective date.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since we do not borrow any money, make any foreign investments or invest in any market risk- sensitive instruments, we are not subject to risks relating to interest rates, foreign current exchange rate fluctuations, or the other market risks contemplated by Item 305 of Regulation S-K.

ITEM 4.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of management of Wells Capital, our corporate General Partner, including the Principal Executive Officer and the Principal Financial Officer of Wells Capital, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as defined in rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer of Wells Capital concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial Officer of Wells Capital, as appropriate, to allow timely decisions regarding required disclosure.

There were no significant changes in our internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II.     OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time a party to other legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended June 30, 2006, requiring disclosure under Item 103 of Regulation S-K.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended June 30, 2006.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended June 30, 2006.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended June 30, 2006.

(b)	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended June 30, 2006.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended June 30, 2006, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to Second Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XIII, L.P.
(Registrant)

	By:	WELLS CAPITAL, INC.
(Corporate General Partner)

August 10, 2006		/S/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

August 10, 2006		/S/ DOUGLAS P. WILLIAMS
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