Form 10-Q
period 2006-09-30
WELLS REAL ESTATE FUND XIII L P
filed 2006-11-13
CIK 1127245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006 or

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

Certain statements contained in this Form 10-Q of Wells Real Estate Fund XIII, L.P. (the “Partnership” or the “Registrant”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Specifically, we consider, among others, statements concerning future operating results and cash flows, our ability to meet future obligations, and the amount and timing of any future distributions to limited partners to be forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

The accompanying financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included both in this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005. The Partnership’s results of operations for the three months and nine months ended September 30, 2006 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND XIII, L.P.

BALANCE SHEETS

ASSETS

	(Unaudited) September 30, 2006	December 31, 2005
Investment in joint ventures	$20,646,319	$21,442,460
Cash and cash equivalents	89,885	156,651
Due from joint ventures	419,348	382,851
Other assets	186	0

Total assets	$21,155,738	$21,981,962

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Accounts payable and accrued expenses	$30,997	$48,587
Due to affiliates	6,620	7,929
Partnership distributions payable	403,246	473,594

Total liabilities	440,863	530,110

PARTNERS’ CAPITAL:
Limited partners:
Cash Preferred – 3,223,631 units and 3,197,914 units issued and outstanding as of September 30, 2006 and December 31, 2005, respectively	20,714,875	20,539,789
Tax Preferred – 548,417 units and 574,134 units issued and outstanding as of September 30, 2006 and December 31, 2005, respectively	0	912,063
General partners	0	0

Total partners’ capital	20,714,875	21,451,852

Total liabilities and partners’ capital	$21,155,738	$21,981,962

See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2006	2005	2006	2005
EQUITY IN INCOME OF JOINT VENTURES	$207,410	$175,822	$703,081	$2,806,599

EXPENSES:
Partnership administration	28,916	36,134	88,382	97,901
Legal and accounting	5,755	8,192	23,864	24,482

Total expenses	34,671	44,326	112,246	122,383
INTEREST AND OTHER INCOME	569	74,584	2,815	81,280

NET INCOME	$173,308	$206,080	$593,650	$2,765,496

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS:
CASH PREFERRED	$485,316	$526,388	$1,535,383	$1,713,244

TAX PREFERRED	$(312,008)	$(320,308)	$(941,733)	$1,052,252

NET INCOME (LOSS) PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CASH PREFERRED	$0.15	$0.17	$0.48	$0.55

TAX PREFERRED	$(0.57)	$(0.51)	$(1.70)	$1.65

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CASH PREFERRED	3,223,631	3,139,475	3,217,480	3,133,392

TAX PREFERRED	548,417	632,573	554,569	638,656

See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2005

AND THE NINE MONTHS ENDED SEPTEMBER 30, 2006 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Cash Preferred		Tax Preferred
	Units	Amount	Units	Amount
BALANCE, December 31, 2004	3,131,700	$27,274,976	640,348	$3,149,333	$0	$30,424,309

Cash Preferred conversion elections	(10,000)	(87,093)	10,000	87,093	0	0
Tax Preferred conversion elections	76,214	470,413	(76,214)	(470,413)	0	0
Net income	0	2,295,882	0	732,180	0	3,028,062
Distributions of operating cash flow ($0.64 per weighted-average Cash Preferred Unit)	0	(2,000,519)	0	0	0	(2,000,519)
Distributions of net sale proceeds ($2.35 and $4.15 per weighted-average Cash Preferred Unit and Tax Preferred Unit, respectively)	0	(7,413,870)	0	(2,586,130)	0	(10,000,000)

BALANCE, December 31, 2005	3,197,914	20,539,789	574,134	912,063	0	21,451,852

Tax Preferred conversion elections	37,298	44,754	(37,298)	(44,754)	0	0
Cash Preferred conversion elections	(11,581)	(74,424)	11,581	74,424	0	0
Net income (loss)	0	1,535,383	0	(941,733)	0	593,650
Distributions of operating cash flow ($0.41 per weighted-average Cash Preferred Unit)	0	(1,330,627)				(1,330,627)

BALANCE, September 30, 2006	3,223,631	$20,714,875	548,417	$0	$0	$20,714,875

See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF CASH FLOWS

	(Unaudited) Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$593,650	$2,765,496
Operating distributions received from joint ventures	1,466,201	1,804,663
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint ventures	(703,081)	(2,806,599)
Changes in assets and liabilities:
Increase in other assets	(186)	0
Decrease in due from affiliate	0	478
Decrease in accounts payable and accrued expenses	(17,590)	(12,716)
(Decrease) increase in due to affiliates	(1,309)	2,712

Net cash provided by operating activities	1,337,685	1,754,034

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures	(3,476)	(102,081)
Net sales proceeds received from joint ventures	0	10,042,965

Net cash (used in) provided by investing activities	(3,476)	9,940,884

CASH FLOWS FROM FINANCING ACTIVITIES:
Operating distributions paid to limited partners	(1,400,975)	(1,682,246)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(66,766)	10,012,672

CASH AND CASH EQUIVALENTS, beginning of period	156,651	152,551

CASH AND CASH EQUIVALENTS, end of period	$89,885	$10,165,223

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$403,246	$510,165

See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 (unaudited)

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

2. 8560 Upland Drive (formerly known as the “ADIC Buildings”)

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

Investment in Joint Ventures

The Partnership has evaluated the Joint Ventures and concluded that none are variable interest entities under the provisions of Financial Accounting Standards Board Interpretation (“FIN”) No. 46(R), Consolidation of Variable Interest Entities, which supersedes FIN No. 46 and is an interpretation of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements. The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Approval by the Partnership as well as the other joint venture partners is required for any major decision or any action that would materially affect the Joint Ventures, or their real property investments. Accordingly, upon applying the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 94, Consolidation of All Majority-Owned Subsidiaries, ARB No. 51, and Statement of Position No. 78-9, Accounting for Investments In Real Estate Ventures, the Partnership accounts for its investments in the Joint Ventures using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. Pursuant to the terms of the joint venture agreements, all income (loss) and distributions are allocated to joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations, if available, are generally distributed to the joint venture partners on a quarterly basis.

Other Assets

As of September 30, 2006, other assets is comprised of interest income receivable.

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

•

To limited partners holding units which at any time have been treated as Tax Preferred Units until the limited partners have received an amount necessary to equal the net cash from operations previously received by the limited partners holding Cash Preferred Units on a per-unit basis;

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP. SFAS No. 157 emphasizes that fair value is a market-based measurement, as opposed to an entity-specific measurement. SFAS No. 157 will be effective for the Partnership beginning January 1, 2008. The Partnership is currently assessing provisions and evaluating the financial impact of SFAS No. 157 on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006, and will be effective for the Partnership beginning December 31, 2006. The Partnership is currently assessing provisions and evaluating the financial statement impact of SAB No. 108 on its financial statements.

3.	INVESTMENT IN JOINT VENTURES

Summary of Financial Information

The following information summarizes the operations of the Joint Ventures for the three months and nine months ended September 30, 2006 and 2005, respectively:

	Total Revenues		Income From Continuing Operations		Income From Discontinued Operations		Net Income
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Fund XIII-REIT Associates	$1,714,325	$1,518,246	$303,219	$153,915	$1,916	$14,399	$305,135	$168,314
Fund XIII-XIV Associates	828,407	818,514	257,160	271,687	0	0	257,160	271,687

	$2,542,732	$2,336,760	$560,379	$425,602	$1,916	$14,399	$562,295	$440,001

	Total Revenues		Income From Continuing Operations		Income From Discontinued Operations		Net Income
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Fund XIII-REIT Associates	$5,000,152	$4,889,102	$1,099,950	$ 852,852	$65,875	$7,912,421	$1,165,825	$8,765,273
Fund XIII-XIV Associates	2,490,322	2,409,517	793,590	724,484	0	0	793,590	724,484

	$7,490,474	$7,298,619	$1,893,540	$1,577,336	$65,875	$7,912,421	$1,959,415	$9,489,757

The Partnership allocates its share of earnings generated by the properties owned by the Joint Ventures to its Cash Preferred and Tax Preferred limited partners pursuant to the partnership agreement provisions outlined in Note 2 for net income, net loss, and gain on sale, respectively. The components of income (loss) from discontinued operations recognized by the Joint Ventures are provided below:

	Nine Months Ended September 30, 2006			Nine Months Ended September 30, 2005
	Operating Income	Gain on Sale	Total	Operating Income	Gain on Sale	Total
Fund XIII-REIT Associates	$65,875	$0	$65,875	$596,068	$7,316,353	$7,912,421
Fund XIII-XIV Associates	0	0	0	0	0	0

	$65,875	$0	$65,875	$596,068	$7,316,353	$7,912,421

Due from Joint Ventures

As presented in the accompanying balance sheets, due from joint ventures as of September 30, 2006 and December 31, 2005 includes operating cash flow generated by the Joint Ventures during the three months ended September 30, 2006 and December 31, 2005, respectively, which is payable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

The Partnership has entered into a property management, leasing, and asset management agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Partnership’s properties, owned through the Joint Ventures, equal to the lesser of (a) 4.5% of the gross revenues collected monthly; plus, a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month’s rent, or (b) fees that would be paid to a comparable outside firm, which is assessed periodically based on market studies. In the case of commercial properties leased on a long-term net-lease basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in income of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures is $23,161 and $23,700 for the three months ended September 30, 2006 and 2005, respectively, and $68,174 and $93,835 for the nine months ended September 30, 2006 and 2005, respectively.

Administration Reimbursements

Wells Capital, one of our General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital and Wells Management for administrative expenses of $18,796 and $19,642 for the three months ended September 30, 2006 and 2005, respectively, and $54,228 and $66,225 for the nine months ended September 30, 2006 and 2005, respectively. In addition, Wells Capital pays for certain operating expenses of the Partnership (“bill-backs”) directly and invoices the Partnership for the reimbursement thereof. As of September 30, 2006 and December 31, 2005, the due to affiliates balances represent administrative reimbursements and bill-backs due to Wells Management and/or Wells Capital.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs. As of September 30, 2006, the General Partners believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

5.	COMMITMENTS AND CONTINGENCIES

The Partnership and its General Partners are from time to time a party to legal proceedings, which arise in the ordinary course of its business. The Partnership is not currently involved in any legal proceedings of which the outcome is reasonably possible to have a material adverse effect on results of operations or financial condition. The Partnership is not aware of any legal proceedings contemplated by governmental authorities.

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

Portfolio Overview

We are currently in the holding phase of our life cycle. We now own interests in five properties, following the sales of the AmeriCredit Building and the John Wiley Building during the second quarter of 2005. Our remaining five properties are 100% leased to tenants in the beginning to middle of their lease terms. Our focus in the near-term is to maintain the high occupancy level of the portfolio and maximize operating performance in each of the assets.

During the third quarter of 2006, the sole tenant of 7500 Setzler Parkway assigned its lease rights to FedEx SmartPost, Inc. Under the terms of the assignment agreement, the lease term was extended until December 2011.

Operating distributions payable to the limited partners holding Cash Preferred Units for the third quarter 2006 decreased slightly compared to the level paid in the second quarter of 2006. The decline resulted from leasing costs associated with recent leasing activity at the AIU – Chicago Building. In the near-term, we anticipate that future operating distributions will increase to a level comparable to the prior quarter, given that each of the remaining properties in the portfolio is currently stabilized.

Property Summary

As we continue to operate in the holding phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we will seek to maximize returns to the limited partners by negotiating long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property-level costs and portfolio costs. Later as we move into the positioning-for-sale and disposition-and-liquidation phases, our attention will shift to locating suitable buyers and negotiating purchase-sale contracts that will attempt to maximize the total return to the limited partners, and to minimize contingencies and our post-closing involvement with the buyer.

Information relating to the properties owned, or previously owned, by the Joint Ventures is provided below:

•	The AmeriCredit Building was sold on April 13, 2005.

•	The John Wiley Building was sold on April 13, 2005.

•	The 8560 Upland Drive buildings (formerly known as the “ADIC Buildings”), located in Parker, Colorado, is fully leased until 2011.

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

•	The Randstad – Atlanta Building is located in Atlanta, Georgia. This asset was acquired in December 2003 and is 100% leased to Randstad Staffing Services, Inc. until 2013.

•	The 7500 Setzler Parkway property, located in Brooklyn Park, Minnesota, was acquired in March 2004. This property is 100% leased to FedEx SmartPost, Inc. until December 2011.

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

Short-Term Liquidity

We generated net operating cash flows, which includes operating distributions received from the Joint Ventures during the nine months ended September 30, 2006, of approximately $1,338,000, as compared to approximately $1,754,000 for the nine months ended September 30, 2005. The 2006 decrease is primarily attributable to (i) a decline in operating cash flows received from the Joint Ventures as a result of the sales of the AmeriCredit Building and the John Wiley Building in the second quarter 2005, and (ii) funding out pro-rata share of re-leasing costs at the AIU – Chicago Building associated with recent leasing activities. Operating distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures.

Future operating distributions from the Joint Ventures are expected to increase in the near-term as a result of funding our pro-rata share of anticipated re-leasing costs in the third quarter of 2006 at the AIU – Chicago Building associated with recent leasing activities. Future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs for tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures.

At this time, we expect to continue to generate cash flows from operations, including distributions from the Joint Ventures, sufficient to cover our estimated future expenses. We also believe that the cash on hand and operating distributions due from the Joint Ventures are sufficient to cover our working capital needs, including liabilities of approximately $441,000, as of September 30, 2006.

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

As of September 30, 2006, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

Property Sold	Net Sale Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of September 30, 2006	Undistributed Net Sale Proceeds as of September 30, 2006
				Amount	Purpose
AmeriCredit Building (sold in 2005)	$14,301,802	28.11%	$ 4,020,236	$0	-	$ 4,002,754	$17,482

John Wiley Building (sold in 2005)	$21,427,599	28.11%	6,023,298	0	-	5,997,246	26,052

Total			$10,043,534	$0		$10,000,000	$43,534

Upon evaluating the capital needs of the properties in which we currently hold an interest, our General Partners have decided to reserve the net sale proceeds on hand as of September 30, 2006.

Results of Operations

Equity in Income of Joint Ventures

Equity in income of Joint Ventures was $207,410 and $175,822 for the three months ended September 30, 2006 and 2005, respectively. The increase for the three months ended September 30, 2006, as compared to the three months ended September 30, 2005, is primarily attributable to (i) an adjustment to operating expense reimbursement billings at the AIU – Chicago Building in the third quarter of 2005, and (ii) interest income earned in 2006 at Fund XIII-XIV Associates, partially offset by (iii) a property tax adjustment in the third quarter of 2006 at the AIU – Chicago Building as a result of receiving the final 2005 tax bill, and (iv) incurring amortization of leasing costs related to lease assignment at 7500 Setzler Parkway in July 2006. Tenants are billed for operating expense reimbursements based on estimates, which are reconciled in the following calendar year based on actual costs incurred and the terms of the corresponding tenant leases.

Equity in income of Joint Ventures was $703,081 and $2,806,599 for the nine months ended September 30, 2006 and 2005, respectively. The decrease for the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005, is primarily attributable to (i) gains recognized on the sales of the AmeriCredit Building and the John Wiley Building in the second quarter of 2005, (ii) a decline in operating income resulting from the aforementioned sales, (iii) a property tax adjustment in the third quarter of 2006 at the AIU – Chicago Building as a result of receiving the final 2005 tax bill, and (iv) incurring amortization of leasing costs related to lease assignment at 7500 Setzler Parkway in July 2006, partially offset by (v) an adjustment to operating expense reimbursement billings at the AIU – Chicago Building in the third quarter of 2005, and (vi) interest income earned in 2006 at Fund XIII-XIV Associates.

We anticipate equity in income of Joint Ventures to remain at similar levels given that each of the remaining properties in our portfolio is currently stabilized.

Expenses

Our total expenses were $34,671 and $44,326 for the three months ended September 30, 2006 and 2005, respectively. The decrease for the three months ended September 30, 2006, as compared to the three months ended September 30, 2005, is primarily attributable to (i) a decline in administrative costs and legal fees relative to the decrease in the size of the portfolio as a result of the sales of properties, partially offset by (ii) an increase in accounting fees.

Our total expenses were $112,246 and $122,383 for the nine months ended September 30, 2006 and 2005, respectively. The decrease for the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005, is primarily attributable to (i) a decline in administrative costs and legal fees relative to the decrease in the size of the portfolio as a result of the sales of properties, partially offset by (ii) an increase in accounting fees and printing costs.

We anticipate increases in our administrative expenses in future periods resulting from increased costs relating to compliance with reporting and regulatory requirements.

Interest and Other Income

Interest and other income was $569 and $74,584 for the three months ended September 30, 2006 and 2005, respectively, and $2,815 and $81,280 for the nine months ended September 30, 2006 and 2005, respectively. The 2006 decreases are primarily a result of a decrease in the average amount of net sale proceeds held during the respective periods as a result of the November 2005 payment of net sale proceeds to limited partners.

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

Investment in Real Estate Assets

We are required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the assets to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of the Joint Ventures’ assets by class are as follows:

Buildings	40 years
Building improvements	5 – 25 years
Land improvements	20 years
Tenant improvements	Shorter of lease term or economic life

In the event that the Joint Ventures utilize inappropriate useful lives or methods of depreciation, our net income would be misstated.

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest through investments in the Joint Ventures may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value, as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. We have determined that there has been no impairment in the carrying value of real estate assets we held as of September 30, 2006.

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

Upon the acquisition of real properties through investment in Joint Ventures, it is the Partnership’s policy to allocate the purchase price of properties to acquired tangible assets, consisting of land and building, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, and the value of in-place leases, based in each case on their estimated fair values.

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

The fair values of above-market and below-market, in-place leases are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining terms of the leases. The capitalized above-market and below-market lease values are recorded as intangible lease assets or liabilities and amortized as an adjustment to rental income over the remaining terms of the respective leases.

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

There were no significant changes in our internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time a party to other legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended September 30, 2006, requiring disclosure under Item 103 of Regulation S-K.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended September 30, 2006.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended September 30, 2006.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended September 30, 2006.

(b)	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended September 30, 2006.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended September 30, 2006, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to Third Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XIII, L.P. (Registrant)

By: WELLS CAPITAL, INC. (Corporate General Partner)

November 13, 2006	/s/ LEO F. WELLS, III
Leo F. Wells, III
President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

November 13, 2006	/s/ DOUGLAS P. WILLIAMS
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