Form 10-K
period 2006-12-31
WELLS REAL ESTATE FUND XIII L P
filed 2007-03-28
CIK 1127245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006 or

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

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

Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide dividends to stockholders, and maintain the value of our real estate properties, may be significantly hindered. Contained in Item 1A. are some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in our forward-looking statements.

WELLS REAL ESTATE FUND XIII, L.P.

PART I

ITEM 1.	BUSINESS.

General

Wells Real Estate Fund XIII, L.P. (the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Capital, Inc. (“Wells Capital”), a Georgia corporation, serving as its general partners (collectively, the “General Partners”). Wells Capital is a wholly owned subsidiary of Wells Real Estate Funds, Inc. (“WREF”). Leo F. Wells, III is the president and sole director of Wells Capital and the president, sole director, and sole owner of WREF. The Partnership was formed on September 15, 1998, for the purpose of acquiring, developing, owning, operating, improving, leasing, and managing income-producing commercial properties for investment purposes. Upon subscription for units, the limited partners elected to have their units treated as Cash Preferred Units or Tax Preferred Units. Thereafter, limited partners have the right to change their prior elections to have some or all of their units treated as Cash Preferred Units or Tax Preferred Units one time during each quarterly accounting period (“conversion elections”). Limited partners may vote to, among other things: (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; (c) add or remove a general partner; (d) elect a new general partner; (e) dissolve the Partnership; and (f) approve a sale involving all or substantially all of the Partnership’s assets, subject to certain limitations. The majority vote on any of the described matters will bind the Partnership, without the concurrence of the General Partners. Each limited partnership unit has equal voting rights, regardless of which class of unit is selected.

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

The Partnership is in the holding phase of its life cycle, and accordingly will focus resources on managing the Partnership’s existing portfolio, including identifying strategic sales of certain properties, and locating suitable replacement tenants for vacant space as necessary.

Employees

The Partnership has no direct employees. The employees of Wells Capital and Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, perform a full range of real estate services for the Partnership including leasing and property management, accounting, asset management, and investor relations. See Item 13, “Certain Relationships and Related Transactions,” for a summary of the fees paid to the General Partners and their affiliates during the years ended December 31, 2006, 2005, and 2004.

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

Wells Capital and Wells Management are all owned and controlled by WREF. The operations of Wells Capital and Wells Management represent substantially all of the business of WREF. Accordingly, we focus on the financial condition of WREF when assessing the financial condition of Wells Capital and Wells Management. In the event that WREF was to become unable to meet its obligations as they become due, we might be required to find alternative service providers.

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs. As of December 31, 2006, we believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

Additionally, we are dependent upon the ability of our current tenants to pay their contractual rent amounts as the rents become due. The inability of a tenant to pay future rental amounts would have a negative impact on our results of operations. If certain situations prevent our tenants from paying contractual rents, this could result in a material adverse impact on our results of operations.

Assertion of Legal Action Against Related-Parties

On March 12, 2007, a stockholder of Wells Real Estate Investment Trust, Inc. (“Wells REIT”), a Wells-sponsored program, filed a purported class action and derivative complaint against, among others, Wells REIT, the officers and directors of Wells REIT, Leo. F. Wells, III and Wells Capital, our General Partners, and certain affiliates of WREF.

The complaint attempts to assert class action claims on behalf of those persons who receive and are entitled to vote on a proxy statement for Wells REIT that was filed with the Securities and Exchange Commission (“SEC”) on February 26, 2007, as amended (the “proxy statement”). The complaint alleges, among other things, that (i) the consideration to be paid as part of a proposed merger agreement to acquire certain affiliates of WREF is excessive; and (ii) the proxy statement contains false and misleading statements or omits to state material facts. Additionally, the complaint seeks to, among other things, obtain (i) certification of the class action; (ii) a judgment declaring the proxy statement false and misleading; (iii) unspecified monetary damages; (iv) nullification of any stockholder approvals obtained during the proxy process; (v) nullification of the merger proposal and the merger agreement; (vi) restitution for disgorgement of profits, benefits, and other compensation for wrongful conduct and fiduciary breaches; (vii) the nomination and election of new independent directors, and the retention of a new financial advisor to assess the advisability of Wells REIT’s strategic alternatives; and (viii) the payment of reasonable attorneys’ fees and experts’ fees.

Wells REIT, our General Partners, and certain affiliates of WREF believe that the allegations contained in the complaint are without merit and intends to vigorously defend this action. Due to the uncertainties inherent in the litigation process, it is not possible to predict the ultimate outcome of this matter at this time; however, as with any litigation, the risk of financial loss does exist. Any financial loss incurred by WREF, which adversely affects the financial health of Wells Capital or its affiliates, could hinder their ability to successfully manage our operations and our portfolio of investments.

Web Site Address

Access to copies of each of our filings with the SEC is available, free of charge, at the http://www.wellsref.com Web site, through a link to the http://www.sec.gov Web site.

ITEM 1A.	RISK FACTORS.

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

We generally will hold the various real properties in which we invest until such time as the General Partners determine that the sale or other disposition thereof appears to be advantageous to achieve our investment objectives or until it appears that such objectives will not be met. Our General Partners intend to sell properties acquired for development after holding such properties for a minimum period of 10 years from the date the development is completed, and intend to sell existing income-producing properties within 10 to 12 years after their acquisition, or as soon thereafter as market conditions permit. This is the period of time it typically takes to realize significant appreciation of the type of property in which we traditionally invest. However, our General Partners may exercise their discretion as to whether and when to sell a property, and we will have no obligation to sell properties at any particular time, except upon the termination of the Partnership as specified in the partnership agreement, or earlier if a majority of you vote to liquidate the Partnership pursuant to a formal proxy to liquidate. We cannot predict with any certainty the various market conditions affecting real estate investments which will exist at any particular time in the future. Due to the uncertainty of market conditions which may affect the future disposition of our properties, we cannot assure you that we will be able to sell our properties at a profit in the future. Accordingly, the timing of liquidation of the Partnership and the extent to which you will receive cash distributions and realize potential appreciation on our real estate investments will be dependent upon fluctuating market conditions.

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

General Investment Risks

The Georgia Revised Uniform Limited Partnership Act (“GRULPA”) does not grant you any specific voting rights and your rights are limited under our partnership agreement.

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

Our General Partners and their affiliates perform services for us in connection with the management and leasing of our properties in which we own interests. Our affiliates may receive property management and leasing fees of 4.5% of gross revenues in connection with the commercial properties we own. In addition, we will reimburse our General Partners and their affiliates for the administrative services necessary to our prudent operation, which includes actual costs of goods, services, and materials used for or by the Partnership. These fees and reimbursements will reduce the amount of cash available for capital expenditures to our properties or distributions to our limited partners.

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

Our estimated unit valuations should not be viewed as an accurate reflection of the value of the limited partners’ units.

The estimated unit valuations contained in this annual report on Form 10-K should not be viewed as an accurate reflection of the value of the limited partners’ units, what limited partners might be able to sell their units for, or the fair market value of the Partnership’s properties, nor do they necessarily represent the amount of net proceeds limited partners would receive if the Partnership’s properties were sold and the proceeds distributed in a liquidation of the Partnership. There is no established public trading market for the Partnership’s limited partnership units, and it is not anticipated that a public trading market for the units will ever develop. We did not obtain any third-party appraisals of our properties in connection with these estimated unit valuations. In addition, property values are subject to change and could decline in the future. The valuations performed by the General Partners are estimates only, and are based on a number of assumptions which may not be accurate or complete and may or may not be applicable to any specific limited partnership units. Further, these estimated valuations assume, and are applicable only to, limited partners who have made no conversion elections under the partnership agreement and who purchased their units directly from the Partnership in the Partnership’s original public offering of units. It should also be noted that, as properties are sold and the net proceeds from property sales are distributed to limited partners, the remaining value of the Partnership’s portfolio of properties, and resulting value of Partnership’s limited partnership units, will naturally decline.

Special Risks Regarding Status of Units

If you hold Cash Preferred Units, we expect that you will be allocated more income than cash flow.

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

In addition, the American Jobs Creation Act of 2004 (the “Act”) added Section 470 to the Internal Revenue Code, which provides for certain limitations on the utilization of losses allocable to leased property owned by a partnership having both taxable and tax-exempt partners, such as the Partnership. In March 2005, the Internal Revenue Service (“IRS”) issued IRS Notice 2005-29 announcing that the IRS would not be applying Section 470 to disallow losses for tax year 2004 based solely on the fact that a partnership had both taxable and tax-exempt partners. In December 2005, the IRS issued IRS Notice 2006-2 extending the period for transitional relief through the 2005 tax year and in December 2006, the IRS again extended the period for transitional relief through all tax years beginning prior to January 1, 2007. The IRS has indicated that it is continuing to study the application of Section 470 to partnerships, such as the Partnership, but unless further legislation is enacted which addresses this issue or some other form of relief from the provisions of Section 470 of the Act is granted, beginning in tax year 2007 and thereafter, passive losses allocable to limited partners holding Tax Preferred Units may be used only to offset passive income generated from the same property or within the same fund.

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

Our success depends to a significant degree upon the contributions of Leo F. Wells, III, Douglas P. Williams, and Randall D. Fretz, each of whom would be difficult to replace. We do not have employment agreements with Messrs. Wells, Williams, or Fretz, and we cannot guarantee that such persons will remain affiliated with us. If any of Wells Capital’s key personnel were to cease their affiliation with the Partnership, we may be unable to find suitable replacement personnel, and our operating results could suffer. We do not maintain key person life insurance on any person. We believe that our future success depends, in large part, upon the ability of our General Partners to hire and retain highly skilled managerial and operational personnel. If we lose or are unable to obtain the services of highly skilled personnel or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered, and the value of your investment may decline.

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

We are dependent on Wells Capital and its affiliates to select investments and conduct our operations. Thus, adverse changes to our relationship with or the financial health of Wells Capital and its affiliates, including changes arising from litigation, could hinder their ability to successfully manage our operations and our portfolio of investments. As a general partner to many WREF-sponsored programs, Wells Capital may have contingent liability for the obligations of such partnerships. Enforcement of such obligations against Wells Capital could result in a substantial reduction of its net worth. If such liabilities affected the level of services that Wells Capital could provide, our operations and financial performance could suffer.

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

Federal Income Tax Risks

The IRS may challenge our characterization of material tax aspects of your investment in the Partnership.

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

Retirement Plan and Qualified Plan Risks

There are special considerations that apply to a pension or profit-sharing trust or an Individual Retirement Account (“IRA”) investing in units.

If you are investing the assets of a pension, profit-sharing, Section 401(k), Keogh, or other qualified retirement plan or the assets of an IRA in units, you should satisfy yourself that:

•	your investment is consistent with your fiduciary obligations under the Employee Retirement Income Security Act (“ERISA”) and the Internal Revenue Code;

•	your investment is made in accordance with the documents and instruments governing your plan or IRA, including your plan’s investment policy;

•	your investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA;

•	your investment will not impair the liquidity of the plan or IRA;

•	your investment will not produce “unrelated business taxable income” for the plan or IRA;

•	you will be able to value the assets of the plan annually in accordance with ERISA requirements; and

•	your investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.

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

If you intend to purchase units through your IRA, or if you are a custodian of an IRA or a trustee or other fiduciary of a retirement plan considering an investment in units, you must consider the limited liquidity of an investment in our units as it relates to applicable minimum distribution requirements under the Internal Revenue Code. If units are held and our properties have not yet been sold at such time as mandatory distributions are required to begin to an IRA beneficiary or qualified plan participant, Sections 408(a)(6) and 401(a)(9) of the Internal Revenue Code will likely require that a distribution-in-kind of the units be made to the IRA beneficiary or qualified plan participant. Any such distribution-in-kind of units must be included in the taxable income of the IRA beneficiary or qualified plan participant for the year in which the units are received at the fair market value of the units and taxes attributable thereto must be paid without any corresponding cash distributions from us with which to pay such income tax liability.

Unrelated business taxable income (“UBTI”) may be generated with respect to tax-exempt investors.

We do not intend or anticipate that the tax-exempt investors in the Partnership will be allocated income deemed to be derived from an unrelated trade or business. Notwithstanding this, the General Partners do have limited authority to borrow funds deemed necessary:

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

There were no unresolved SEC staff comments as of December 31, 2006.

ITEM 2.	PROPERTIES.

Overview

During the periods presented, the Partnership owned interests in the following joint ventures (the “Joint Ventures”) and properties:

				Leased % as of December 31,
Joint Venture	Joint Venture Partners	Ownership %	Properties	2006	2005	2004	2003	2002
Wells Fund XIII-REIT Joint Venture Partnership (“Fund XIII-REIT Associates”)	• Wells Real Estate Fund XIII, L.P. • Wells Operating Partnership, L.P.(1)	28.1% 71.9%	1. AmeriCredit Building(2) A two-story office building located in Orange Park, Florida	–	–	100%	100%	100%
			2. 8560 Upland Drive (formerly known as the “ADIC Buildings”) Two connected one-story office and assembly buildings located in Parker, Colorado	100%	100%	100%	100%	100%
			3. John Wiley Building(2) A four-story office building located in Fishers, Indiana	–	–	100%	100%	100%
			4. AIU – Chicago Building A four-story office building located in Hoffman Estates, Illinois	100%	100%	100%	98%	–
Fund XIII and Fund XIV Associates (“Fund XIII-XIV Associates”)	• Wells Real Estate Fund XIII, L.P. • Wells Real Estate Fund XIV, L.P.	47.3% 52.7%	5. Siemens – Orlando Building (Acquired on October 30, 2003) Two one-story office buildings located in Orlando, Florida	100%	100%	100%	100%	–
			6. Randstad – Atlanta Building (Acquired on December 19, 2003) Four-story office building located in Atlanta, Georgia	100%	100%	100%	100%	–
			7. 7500 Setzler Parkway(3) (Acquired on March 26, 2004) One-story office and warehouse building located in Brooklyn Park, Minnesota	100%	100%	100%	–	–

(1)

Wells Operating Partnership, L.P. (“Wells OP”) is a Delaware limited partnership with Wells REIT serving as its general partner; Wells REIT is a Maryland corporation that qualifies as a real estate investment trust.

(2)	These properties were sold in April 2005.

(3)	This property was sold in January 2007.

Wells Real Estate Fund XIV, L.P. is affiliated with the Partnership through common general partners. Each of the properties described above was acquired on an all-cash basis.

Lease Expirations

As of December 31, 2006, the lease expirations scheduled during the following ten years for all properties in which the Partnership held an interest through the Joint Ventures, assuming no exercise of renewal options or termination rights, are summarized below:

Year of Lease Expiration	Number of Leases Expiring	Square Feet Expiring	Annualized Gross Base Rent in Year of Expiration	Partnership Share of Annualized Gross Base Rent in Year of Expiration(1)	Percentage of Total Square Feet Expiring	Percentage of Total Annualized Gross Base Rent in Year of Expiration
2007(2)	2	42,748	$620,235	$205,405	7.1%	8.8%
2009(3)	1	52,125	785,837	371,701	8.7	11.2
2010(4)	2	159,669	2,597,435	733,743	26.6	36.9
2011(5)	2	268,204	2,094,819	710,442	44.7	29.8
2013(6)	2	77,660	934,862	442,190	12.9	13.3

	9	600,406	$7,033,188	$2,463,481	100.0%	100.0%

(1)	The Partnership’s share of annualized gross base rent in year of expiration is calculated based on the Partnership’s ownership percentage in the joint venture that owns the leased property.

(2)

AIU – Chicago Building: Philips Electronics North America Corporation lease (approximately 32,900 square feet); Siemens – Orlando Building: two Cape Canaveral Tour and Travel, Inc. leases (approximately 9,900 square feet).

(3)	Siemens – Orlando Building: Siemens Shared Services, LLC lease (approximately 52,100 square feet).

(4)	AIU – Chicago Building: American InterContinental University, Inc. lease (approximately 159,700 square feet); and Randstad – Atlanta Building: Airtouch Cellular of Georgia lease.

(5)	8560 Upland Drive: Quantum Corporation lease (approximately 148,200 square feet); and 7500 Setzler Parkway: FedEx SmartPost, Inc. lease (approximately 120,000 square feet).

(6)

Siemens – Orlando Building: Rinker Materials of Florida, Inc. lease (approximately 13,100 square feet); and Randstad – Atlanta Building: Randstad Staffing Solutions, L.P. lease (approximately 64,600 square feet).

Property Descriptions

The properties in which the Partnership owns an interest through the Joint Ventures during the periods presented are further described below:

AmeriCredit Building

The AmeriCredit Building is a two-story office building containing approximately 85,000 rentable square feet located in Orange Park, Florida. On April 13, 2005, the Fund XIII-REIT Associates sold the AmeriCredit Building to an unrelated third party, for a gross sale price of $14,444,000. As a result of the sale of the AmeriCredit Building, the Partnership received net sale proceeds of approximately $4,020,000 and was allocated a gain of approximately $666,000.

8560 Upland Drive

The 8560 Upland Drive property consists of two one-story office buildings connected to a light assembly building containing approximately 148,000 rentable square feet located in Parker, Colorado. Additionally, Fund XIII-REIT Associates purchased an undeveloped 3.43-acre tract of land immediately adjacent to 8560 Upland Drive. The 8560 Upland Drive property was under a lease agreement with Advanced Digital Information Corporation (“ADIC”) for the entire property, which commenced in December 2001 and was set to expire on December 31, 2011. On July 31, 2006, ADIC assigned its lease rights to Quantum Corporation (“Quantum”). Quantum has the right to extend the lease for two additional five-year periods of time by giving written notice to the landlord at least nine months prior to the expiration date of the then current lease term. As of December 31, 2006, the annualized base rent was approximately $1,323,000, increasing approximately 2% annually each January through the expiration of the lease. The base rent payable for each extended term of the lease will be the then-current market rate. The annualized base rent in 2011 is approximately $1,461,200.

John Wiley Building

The John Wiley Building is a four-story office building containing approximately 141,000 rentable square feet located in Fishers, Indiana. On April 13, 2005, Fund XIII-REIT Associates sold the John Wiley Building to an unrelated third party, for a gross sale price of $21,530,000. As a result of the sale of the John Wiley Building, the Partnership received net sale proceeds of approximately $6,023,000 and was allocated a gain of approximately $1,392,000.

AIU – Chicago Building

The AIU – Chicago Building is a four-story office building containing approximately 194,000 rentable square feet located in Hoffman Estates, Illinois.

As of December 31, 2006, the AIU – Chicago Building is primarily leased under net lease agreements (i.e., operating costs and maintenance costs are paid by the tenants) with American InterContinental University, Inc. (“AIU”) (approximately 159,700 square feet, or 82% of the property), and Philips Electronics North American Corporation (approximately 32,900 square feet, or 17% of the property). The remaining 1% of the building is leased to Jones Lang LaSalle (1,200 square feet for the management office, expiring December 2025).

The two initial AIU leases, which include 40,650 square feet and 33,603 square feet, commenced in May 2002 and were set to expire in June 2008. AIU entered into an additional lease that includes 4,380 square feet, which commenced in April 2003 and was also set to expire in June 2008. AIU entered into an additional lease, containing 48,993 square feet, which commenced in July 2003 and expires in December 2010. AIU entered into an additional lease, containing 4,110 square feet, which commenced in May 2004 and also expires in December 2010. AIU entered into an additional lease that includes 13,501 square feet, which commenced in February 2005 and was set to expire in October 2008. AIU entered into an additional lease that includes 7,177 square feet, which commenced in February 2005 was set to expire in June 2008. In October 2005, AIU amended and combined all of the leases previously mentioned. The new cumulative lease for AIU expires on December 31, 2010. In June 2006, AIU assumed an additional 7,255 square feet, previously leased to WFS Financial, which also expires on December 31, 2010. AIU has a right of first offer to lease additional space in the AIU – Chicago Building upon such space becoming available. The AIU lease prohibits Fund XIII-REIT Associates from leasing any space in the AIU – Chicago Building to any business, which offers post-high school or corporate training as its primary function. As of December 31, 2006, the annual base rent payable under the AIU leases was approximately $2,323,000. The annualized rent payable in 2010 for the AIU lease expiring is approximately $2,578,700.

Philips Electronics North America Corporation (“Philips North America”) is a wholly owned subsidiary of Philips Holding USA Inc., which is a wholly owned subsidiary of Koninklijke Philips Electronics N.V. (“Philips”). Philips North America manages the North American operations of Philips, a worldwide electronics manufacturer. Philips, whose shares are publicly traded on the New York Stock Exchange, operates in over 60 countries. The Philips North America lease (the “Philips Lease”) covers approximately 32,900 rentable square feet and commenced in July 2002 and expires in July 2007. As of December 31, 2006, the annual base rent payable under the Philips Lease was approximately $458,000 and will remain as such throughout the remainder of the lease. Philips North America has the right, at its option, to extend the initial term of its lease for one additional three-year period at annual base rents per square foot of $14.50, $15.10, and $15.75, respectively.

Siemens – Orlando Building

The Siemens – Orlando Building is comprised of two single-story office buildings containing approximately 82,000 aggregate rentable square feet, on an approximately 7.5-acre tract of land located in Orlando, Florida. The

Siemens – Orlando Building, which was completed in 2002, is under lease agreements with Siemens Shared Services, LLC (approximately 63%); Rinker Materials of Florida, Inc. (approximately 16%); Cape Canaveral Tour & Travel, Inc. (approximately 12%); and Best Buy Stores, L.P. (approximately 9%). Siemens Shared Services LLC (“Siemens”) occupies approximately 52,100 rentable square feet of the Siemens – Orlando Building. Siemens, a subsidiary of Siemens AG, provides accounting and human resources services to the operating subsidiaries of Siemens AG, including Siemens Corporation, the guarantor of the Siemens lease, which conducts the American operations for Siemens AG. Siemens has its corporate headquarters in Iselin, New Jersey. Siemens AG is a worldwide electronics and electrical engineering company with corporate headquarters in Munich, Germany. The Siemens lease commenced on October 1, 2002 and expires on September 30, 2009. Siemens has the right, at its option, to extend the initial term of its lease for two additional three-year periods at 95% of the then-current market rental rate. Siemens has an option to lease additional space in the Siemens – Orlando Building upon such space becoming available and subject to first refusal rights of other tenants of the Siemens – Orlando Building. In addition, Siemens has the right to terminate up to 25,000 rentable square feet of the Siemens lease in 2007 by paying a termination fee equal to $7.47 per rentable square foot terminated. As of December 31, 2006 the annual base rent payable under the Siemens lease was approximately $748,000, increasing approximately 2.5% annually each October through the expiration of the lease. The annualized base rent payable in 2009 is approximately $786,000.

Rinker Materials of Florida, Inc. (“Rinker”) occupies approximately 13,100 rentable square feet of the Siemens – Orlando Building. Rinker is a privately held concrete company with corporate headquarters in West Palm Beach, Florida. Rinker provides construction and building materials in Florida, Georgia, and South Carolina, including cement, aggregate, brick, glass block, reinforcing steel, construction chemicals, drywall, and fireplaces. Rinker is a wholly owned subsidiary of Rinker Group Limited (“Rinker Group”), an Australian company with corporate headquarters in Chatswood, Australia. Rinker Group is a worldwide heavy building materials corporation. The Rinker lease commenced in April 2003 and expires in April 2013. Rinker has the right, at its option, to extend the initial term of its lease for two additional five-year periods at the then-current market rental rate but not less than the base rent last payable under this lease as renewed. In addition, Rinker has a right of first refusal to lease additional space in the Siemens – Orlando Building upon such space becoming available. As of December 31, 2006, the annual base rent payable under the Rinker lease is approximately $186,000, increasing approximately 3% annually each April through the expiration of the lease. The annualized base rent payable in 2013 is approximately $222,000.

Cape Canaveral Tour and Travel, Inc. (“Cape Canaveral”) occupies approximately 9,900 rentable square feet of the Siemens – Orlando Building under two separate leases. Cape Canaveral is a subsidiary of Kosmas Group International, Inc. (“Kosmas”), the guarantor of the Cape Canaveral leases. Kosmas is a vacation ownership company with corporate headquarters in New Smyrna Beach, Florida. Kosmas provides timeshare ownership of ten resorts in New Smyrna Beach, two in Kissimmee, and one in Key West, Florida. The Cape Canaveral leases, which commenced in September 2002 and May 2003, expire in November 2007. Cape Canaveral has the right, at its option, to extend the initial term of its leases for two additional five-year periods at the then-current market rental rate. As of December 31, 2006 the annual base rent payable under the Cape Canaveral Leases was approximately $157,000. The annualized base rent payable in 2007 is approximately $162,000.

Best Buy Stores, L.P. (“Best Buy”) occupies approximately 7,100 rentable square feet of the Siemens – Orlando Building. Best Buy is a wholly owned subsidiary of Best Buy Co., Inc. (“Best Buy Co.”). Best Buy Co. is a retailer of consumer electronics, personal computers, entertainment software, and appliances in North America. Best Buy Co., whose shares are publicly traded on the New York Stock Exchange, has its corporate headquarters located in Minneapolis, Minnesota. The Best Buy lease commenced in October 2001 and expired in November 2006; however, Best Buy continued to occupy the space until January 2007 at a rate of 125% of base rent payable, which was approximately $14,000 per month.

Randstad – Atlanta Building

The Randstad – Atlanta Building is a four-story office building containing approximately 65,000 aggregate rentable square feet, on an approximately 2.9-acre tract of land located in Atlanta, Georgia. The Randstad – Atlanta Building, which was completed in 1985, is under a lease agreement with the sole tenant, Randstad Staffing Solutions, L.P. (“Randstad”), an affiliate of Randstad Holdings NV (“Randstad Holdings”). Randstad Holdings, the guarantor of the Randstad lease, is an international supplier of temporary and contract staffing services. Randstad, which has its American headquarters in the Randstad – Atlanta Building, manages the operations of Randstad Holdings in the United States and Canada. Randstad operates in five core areas, consisting of office, industrial, creative, technical, and professional services. The Randstad lease commenced on December 19, 2003 and expires on December 31, 2013. Randstad has the right, at its option, to extend the initial term of its lease for two additional five-year periods at 95% of the then-current market rental rate. In addition, Randstad has a right of first refusal to purchase the Randstad – Atlanta Building should Fund XIII-XIV Associates decide to sell the Randstad – Atlanta Building in the future. Fund XIII-XIV Associates, as landlord, is responsible for the maintenance and repair of the roof, plumbing, electrical, heating and air conditioning, exterior walls, doors, windows, corridors, and other common areas of the Randstad – Atlanta Building. As of December 31, 2006, the annual base rent payable under the Randstad lease was approximately $646,000. Beginning in January 2009, the annual base rent payable increases approximately 2% annually each January through the expiration of the lease. The annualized base rent payable in 2013 is approximately $713,000.

7500 Setzler Parkway

The 7500 Setzler Parkway property is a single-story office and warehouse building containing approximately 120,000 rentable square feet located on a 10.32-acre tract of land in Brooklyn Park, Minnesota. The 7500 Setzler Parkway building, which was completed in 2004, was under a lease agreement with R.R. Donnelley & Sons Company (“R.R. Donnelley”) that commenced on January 1, 2004 and was set to expire on December 31, 2010. On July 5, 2006, R.R. Donnelley assigned its lease rights to FedEx SmartPost, Inc. (“FedEx”). Under the terms of the assignment agreement, the lease term was extended until December 2011. The annual base rent payable under the lease was approximately $560,000 through December 2006 and increased to $588,000 on January 1, 2007. On January 31, 2007, Fund XIII-XIV Associates sold 7500 Setzler Parkway to an unrelated third party for a gross sale price of $8,950,000. As a result of the sale, the Partnership received net sale proceeds of approximately $4,126,000 and was allocated a gain of approximately $1,025,000.

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

No matters were submitted to a vote of the limited partners during the fourth quarter of 2006.

PART II

ITEM 5.	MARKET FOR PARTNERSHIP’S UNITS AND RELATED SECURITY HOLDER MATTERS.

Summary

As of February 28, 2007, 3,212,460 Cash Preferred Units and 559,588 Tax Preferred Units, held by a total of 1,267 and 139 limited partners, respectively, were outstanding. Capital contributions are equal to $10.00 per each limited partnership unit. A public trading market has not been established for the Partnership’s limited partnership units, nor is such a market anticipated to develop in the future. The partnership agreement provides the General Partners with the right to prohibit transfers of units under certain circumstances.

Unit Valuation

Because fiduciaries of retirement plans subject to the ERISA and IRA custodians are required to determine and report the value of the assets held in their respective plans or accounts on an annual basis, the General Partners are required under the partnership agreement to report estimated unit values to the limited partners each year in the Partnership’s annual report on Form 10-K. The methodology to be utilized for determining such estimated unit values under the partnership agreement requires the General Partners to estimate the amount a unit holder would receive assuming that the Partnership’s properties were sold at their estimated fair market values as of the end of the Partnership’s fiscal year and the proceeds therefrom (without any reduction for selling expenses) plus the amount of net sale proceeds held by the Partnership at year-end from previous property sales, if any, were distributed to the limited partners in liquidation. The estimated unit valuations are intended to be an estimate of the distributions that would be made to limited partners who purchased their units directly from the Partnership in the Partnership’s original public offering of units, and who have made no conversion elections under the partnership agreement.

Utilizing the foregoing methodology and based upon market conditions existing in early December 2006, the General Partners have estimated the Partnership’s unit valuations, based upon their estimates of property values as of December 31, 2006, to be approximately $7.20 per Cash Preferred Unit and $8.19 per Tax Preferred Unit, based upon market conditions existing in early December 2006. These estimates should not be viewed as an accurate reflection of the value of the limited partners’ units, what limited partners might be able to sell their units for, or the fair market value of the Partnership’s properties, nor do they necessarily represent the amount of net proceeds limited partners would receive if the Partnership’s properties were sold and the proceeds distributed in a liquidation of the Partnership. There is no established public trading market for the Partnership’s limited partnership units, and it is not anticipated that a public trading market for the units will ever develop. In addition, property values are subject to change and could decline in the future. While, as required by the partnership agreement, the General Partners have obtained an opinion from The David L. Beal Company, an independent appraiser certified by the Member Appraisal Institute, to the effect that such estimates of value were deemed reasonable and were prepared in accordance with appropriate methods for valuing real estate, no actual appraisals were obtained due to the inordinate expense that would be involved in obtaining appraisals for all of the Partnership’s properties.

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

It should also be noted that once the Partnership begins the process of selling certain of its properties and that as properties are sold and the net proceeds from property sales are distributed to limited partners, the remaining value of the Partnership’s portfolio of properties, and resulting value of Partnership’s limited partnership units, will naturally decline. In considering the foregoing estimated unit valuations, it should be noted that the Partnership has previously distributed net sale proceeds in the amount of $2.33 per Cash Preferred Unit and $4.58 per Tax Preferred Unit to its limited partners. These amounts are intended to represent the per-unit distributions received by limited partners who purchased their units directly from the Partnership in the Partnership’s original public offering of units, and who have made no conversion elections under the partnership agreement. Limited partners who have made one or more conversion elections would have received a different level of per-unit distribution.

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

Operating cash distributions made to limited partners holding Cash Preferred Units during 2005 and 2006 are summarized below:

	Per Cash Preferred Unit

Operating Distributions for Quarter Ended	Total Operating Cash Distributed	Investment Income	Return of Capital	General Partners
March 31, 2005	$624,460	$0.20	$0.00	$0.00
June 30, 2005	$392,300	$0.13	$0.00	$0.00
September 30, 2005	$510,165	$0.16	$0.00	$0.00
December 31, 2005	$473,594	$0.15	$0.00	$0.00
March 31, 2006	$462,099	$0.14	$0.00	$0.00
June 30, 2006	$465,282	$0.14	$0.00	$0.00
September 30, 2006	$403,246	$0.13	$0.00	$0.00
December 31, 2006	$464,806	$0.14	$0.00	$0.00

Fourth quarter 2006 operating distributions were accrued for accounting purposes in 2006 and paid to the Cash Preferred limited partners in February 2007. No operating cash distributions were paid to holders of Tax Preferred Units or to the General Partners during the years ended December 31, 2006 and 2005.

ITEM 6.	SELECTED FINANCIAL DATA.

A summary of the selected financial data as of and for the fiscal years ended December 31, 2006, 2005, 2004, 2003, and 2002 for the Partnership is provided below. The comparability of net income for the periods presented below is impacted by the sale of properties described in Item 2.

	2006	2005	2004	2003	2002
Total assets	$20,961,702	$21,981,962	$31,129,562	$32,516,654	$23,930,275
Equity in income of Joint Ventures	$925,459	$3,023,505	$1,106,316	$931,683	$531,457
Net income	$789,548	$3,028,062	$954,373	$888,403	$478,385
Net loss allocated to General Partners	$0	$0	$0	$0	$0
Net income (loss) allocated to Limited Partners:
Cash Preferred	$1,756,977	$2,295,882	$2,583,944	$1,627,786	$795,851
Tax Preferred	$(967,429)	$732,180	$(1,629,571)	$(739,383)	$(317,466)
Net income (loss) per weighted-average Limited Partner Unit:
Cash Preferred	$ 0.55	$0.73	$ 0.83	$ 0.56	$ 0.52
Tax Preferred	$(1.75)	$1.18	$(2.42)	$(1.09)	$(1.02)
Operating Cash Distributions per weighted-average Cash Preferred Limited Partner Unit:
Investment Income	$ 0.56	$0.64	$ 0.81	$ 0.53	$ 0.50
Return of Capital	$ 0.00	$0.00	$ 0.00	$ 0.00	$ 0.00
Operating Cash Distributions per weighted-average Tax Preferred Limited Partner Unit:
Investment Income	$ 0.00	$0.00	$ 0.00	$ 0.00	$ 0.00
Return of Capital	$ 0.00	$0.00	$ 0.00	$ 0.00	$ 0.00
Distribution of net sale proceeds per weighted-average Limited Partner Unit:
Cash Preferred	$ 0.00	$2.35	$ 0.00	$ 0.00	$ 0.00
Tax Preferred	$ 0.00	$4.15	$ 0.00	$ 0.00	$ 0.00

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Selected Financial Data presented in Item 6 and our accompanying financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I of this report and “Risk Factors” in Item 1A. of this report.

Overview

Portfolio Overview

We are currently in the holding phase of our life cycle. We now own interests in four properties, following the sale of 7500 Setzler Parkway in the first quarter of 2007. Our remaining four properties are leased to tenants primarily in the beginning to middle of their lease terms. Our focus in the near-term is to maintain the high occupancy level of the portfolio and maximize operating performance in each of the assets.

The sale of 7500 Setzler Parkway capitalized on the recent lease with FedEx. We also wanted to take advantage of the current capital markets environment and the strong demand for industrial product, as reflected in the significant increase in value over the holding period.

Operating distributions payable to the limited partners holding Cash Preferred Units for the fourth quarter 2006 increased compared to the third quarter as a result of funding some re-leasing costs during the third quarter 2006. We anticipate that operating distributions may decline or remain at similar levels during 2007, due to generating less operating cash flow, partially offset by earning additional interest income on net sale proceeds, as a result of the sale of 7500 Setzler Parkway. Our General Partners anticipate distributing net sale proceeds of approximately $4,150,000 to the limited partners in August 2007 from the sales of the AmeriCredit Building, the John Wiley Building, and 7500 Setzler Parkway.

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

Information relating to the properties owned, or previously owned, by the Joint Ventures is provided below:

•	The AmeriCredit Building was sold on April 13, 2005.

•	The John Wiley Building was sold on April 13, 2005.

•	The 7500 Setzler Parkway building was sold on January 31, 2007.

•	8560 Upland Drive, located in Parker, Colorado, is 100% leased until 2011.

•

The AIU – Chicago Building is located in Hoffman Estates, Illinois, a suburb of Chicago. This asset was acquired in September 2003 and is now 100% leased to multiple tenants, as a result of AIU having expanded into the remaining vacant space. Lease expirations for the property occur from 2007 to 2010.

•	The Siemens – Orlando Building is located in Orlando, Florida. This asset was acquired in October 2003 and is currently 91% leased to three tenants. The major lease to Siemens extends to 2009.

•	The Randstad – Atlanta Building is located in Atlanta, Georgia. This asset was acquired in December 2003 and is 100% leased to Randstad until 2013.

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

The U.S. economy has grown at a rate of 3.4% in 2006, which is up slightly from 3.2% growth in 2005. The economy grew at a 3.5% annual pace in the fourth quarter, up from 2.2% in the previous quarter. This slowdown of growth in the third quarter is primarily attributable to housing, with residential investment falling 19.0%, the worst decrease in over a decade. This weakness in the housing sector was offset by fourth quarter growth in personal consumption expenditures, which rose 4.4% in the quarter and contributed 3.1% to gross domestic product (“GDP”). GDP growth for 2007 is expected to be 2.5% with estimated inflation at 2.0%.

The U.S. office real estate market is continuing to display strong growth through the first quarter of 2007, with steady declines in vacancy, positive absorption rates, and moderate construction. These conditions are creating an acceleration in rent growth across most markets. National vacancy rates continue to trend downward with fourth quarter vacancy at 12.5%, down 35 basis points from the third quarter and 105 basis points from one year ago. Many markets are performing well due to job growth in the service sector and a restraint on new supply. Improved job growth is not seen across the board, however, with coastal and energy markets doing well and the Midwest slightly lagging. A four-quarter average puts job growth at 2.5% since midyear 2005, which is reflected in steady positive absorption. Looking forward to the near-term, many economists anticipate that there may be a slowing in the economy due to a further housing correction, causing weaker employment growth and a downturn in demand for consumer-related finance. Such a slowing would also slow the growth in rental rates.

The real estate capital transactions market experienced a strong finish to the year with $45 billion of office properties changing hands in the fourth quarter. Office property sales in 2006 totaled $134 billion, an increase of 32% over prior year sales. Real estate investment trust privatizations, the process of publicly traded real estate investment trusts becoming privately held through merger or acquisition, accounted for $18 billion of volume in 2006. Capitalization rates (“cap rates”) for central business district properties are at an all-time low due to strong investor demand. Demand for office properties continues to be well distributed across the capital sector with equity funds, institutions, real estate investment trusts, and foreign investors being the most competitive bidders for portfolios. A different capital sector has led acquisitions for each of the past four years, a further indication of the diversity of demand. Equity funds have replaced institutions as the largest purchaser of office properties in 2006. The spread between average cap rates and 10-year U.S. Treasuries continues to tighten, as cap rates compress and the U.S. Treasury inches up from 2002 lows. In the medium-term, the combination of higher interest rates and slower rent growth could spell the end of the cap rate compression with cap rates expected to slightly increase over the next three years.

Impact of Economic Conditions on our Portfolio

While some of the market conditions noted above may indicate an expected increase in rental rates, the extent to which our portfolio may benefit from this growth is dependent upon the contractual rental rates currently provided in existing leases at the properties we own. As the majority of our in-place leases are at properties that were acquired at times during which the market demanded higher rental rates, as compared with today, new leasing activities in certain markets could actually result in a decrease in future rental rates.

Real Estate Funds with Current Vacancy or Near-term Rollover Exposure

Real estate funds, such as the Partnership, that contain properties with current vacancies or near-term tenant rollover may still face a challenging leasing environment. The properties within these funds will generally face lower rents and higher concession packages to the tenants in order to re-lease vacant space.

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

Short-Term Liquidity

During the year ended December 31, 2006, we generated net operating cash flows, including operating distributions received from the Joint Ventures, of approximately $1,744,000. Such operating cash flows and cash on hand were used to fund operating distributions to limited partners of approximately $1,804,000 to limited partners during 2006. Operating distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. During 2006, the majority of such operating cash flows were used to pay operating distributions to limited partners. Future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs for tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures. We anticipate future operating distributions from the Joint Ventures may decline in the near-term as a result of funding our pro-rata share of anticipated capital expenditures at the Siemens – Orlando Building and reduced cash flows from the sale of 7500 Setzler Parkway in the first quarter of 2007.

At this time, we expect to continue to generate cash flows from operations, including distributions from the Joint Ventures, sufficient to cover our estimated future expenses. We also believe that the cash on hand and operating distributions due from the Joint Ventures are sufficient to cover our working capital needs, including liabilities of approximately $516,000, as of December 31, 2006.

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

As of December 31, 2006, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

Property Sold	Net Proceeds	Partnership’s Approximate Ownership %	Net Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of December 31, 2006	Undistributed Net Sale Proceeds as of December 31, 2006
				Amount	Purpose

AmeriCredit Building (sold in 2005)	$14,301,802	28.11%	$4,020,236	$0	–	$4,002,754	$17,482

John Wiley Building (sold in 2005)	$21,427,599	28.11%	6,023,298	0	–	5,997,246	26,052

Total			$10,043,534	$0		$10,000,000	$43,534

After year-end we received approximately $4.1 million of net sale proceeds from the January 2007 sale of 7500 Setzler Parkway. Our General Partners anticipate distributing net sale proceeds of approximately $4.15 million in August 2007 from the sales of the AmeriCredit Building, the John Wiley Building, and 7500 Setzler Parkway, as further discussed below.

Contractual Obligations and Commitments

In March 2007, our General Partners announced their intention to distribute net sale proceeds from the sales of the AmeriCredit Building, the John Wiley Building, and 7500 Setzler Parkway of approximately $4.15 million in August 2007 to the limited partners of record as of June 30, 2007, which, under the terms of the partnership agreement, does not include limited partners acquiring units after March 31, 2007.

This distribution has not been formally declared by our General Partners. In accordance with the terms of the partnership agreement, our General Partners may elect to retain reserves deemed reasonably necessary for the Partnership in the sole discretion of the General Partners. Thus, should a change in circumstances prior to the intended distribution date require the General Partners to reevaluate the Partnership’s reserve requirements, it is possible that this distribution may not occur or that such distribution could be made at a lower amount.

Results of Operations

Comparison of the year ended December 31, 2006 vs. the year ended December 31, 2005

Equity in Income of Joint Ventures

Equity in income of Joint Ventures was $925,459 and $3,023,505 for the years ended December 31, 2006 and 2005, respectively. The 2006 decrease is primarily attributable to (i) gains recognized on the sales of the AmeriCredit Building and the John Wiley Building in April 2005, (ii) a decline in operating income resulting from the aforementioned sales, (iii) incurring amortization of deferred leasing costs related to the lease assignment at 7500 Setzler Parkway in July 2006, partially offset by (iv) an increase in interest income earned by the Joint Ventures in 2006, (v) an increase in rental revenue at 7500 Setzler Parkway resulting from the lease assignment in the third quarter 2006, (vi) an adjustment in the first quarter of 2006 at 7500 Setzler Parkway and second quarter of 2006 at the Siemens – Orlando Building related to prior year operating expense reimbursement. Tenants are billed for operating expense reimbursements based on estimates, which are reconciled in the following calendar year based on actual costs incurred and the terms of the corresponding tenant leases. We anticipate equity in income of Joint Ventures to increase in the first quarter as a result of the gain on the sale of 7500 Setzler Parkway in January 2007.

Expenses

Total expenses were $139,292 and $163,954 for the years ended December 31, 2006 and 2005, respectively. The 2006 decrease is primarily attributable to a decline in administrative costs and legal fees relative to the decrease in the size of the portfolio as a result of the sales of properties.

We anticipate increases in our administrative expenses in future periods resulting from increased costs relating to compliance with reporting and regulatory requirements.

Interest and Other Income

Interest and other income was $3,381 and $168,511 for the years ended December 31, 2006 and 2005, respectively. The 2006 decrease is primarily a result of a decrease in the average amount of net sale proceeds held during the respective periods. Future levels of interest income will be largely dependent upon the level of net sale proceeds held based on the timing of future dispositions and net sale proceeds distributions to the limited partners.

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

Interest and Other Income

Interest and other income was $168,511 and $12,465 for the years ended December 31, 2005 and 2004, respectively. The 2005 increase is primarily a result of an increase in the average amount of net sale proceeds held during 2005 as a result of the sales of the AmeriCredit Building and the John Wiley Building in April 2005 and an increase in the daily interest yield.

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

Application of Critical Accounting Policies

Our accounting policies have been established to conform with U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses.

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

Effective July 1, 2004, the Joint Ventures extended the weighted-average composite useful life for all building assets from 25 years to 40 years. We believe that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice. The change resulted in an increase to net income of approximately $185,000 for the year ended December 31, 2004. In the event that the Joint Ventures utilize inappropriate useful lives or methods of depreciation, our net income would be misstated.

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest through investments in the Joint Ventures may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value, as defined by Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. We have determined that there has been no impairment in the carrying value of real estate assets we held as of December 31, 2006.

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

The fair values of in-place leases include direct lease origination costs associated with obtaining a new tenant, absorption period costs associated with lost rentals which are avoided by acquiring an in-place lease, and tenant relationships. Direct lease origination costs associated with obtaining a new tenant include commissions, tenant improvements, and other direct costs and are estimated based on management’s consideration of current market costs to execute a similar lease. These direct lease origination costs are amortized to expense over the remaining terms of the respective leases. The value of absorption period costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. Customer relationships are valued based on expected renewal of a lease or the likelihood of obtaining a particular tenant for other locations. These lease intangibles are amortized to expense over the remaining terms of the respective leases. Beginning on April 1, 2004, these lease intangibles were amortized to expense rather than as an adjustment to rental income.

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

Related-Party Transactions and Agreements

We have entered into agreements with Wells Capital, Wells Management, an affiliate of our General Partners, and their affiliates, whereby we pay certain fees and expense reimbursements to Wells Capital, Wells Management and their affiliates for asset management; the management and leasing of our properties; administrative services relating to accounting, property management, and other partnership administration; and incur the related expenses. See Item 13, “Certain Relationships and Related Transactions” for a description of these fees and reimbursements and amounts incurred and “Risk Factors – Conflicts of Interest” in Item 1A. of this report.

Potential Tax Impact for Limited Partners Holding Tax Preferred Units – American Jobs Creation Act of 2004

The American Jobs Creation Act of 2004 added Section 470 to the Internal Revenue Code, which provides for certain limitations on the utilization of losses by investors that are attributable to leased property owned by a partnership having both taxable and tax-exempt partners such as the Partnership. Under the limitations of Section 470, passive losses allocable to limited partners are only able to be utilized to offset passive income generated from the same property or potentially from properties owned by the same partnership. In March 2005, the IRS announced that it would not apply Section 470 to partnerships for the taxable year 2004 based solely on the fact that a partnership had both taxable and tax-exempt partners. In December 2005, the IRS extended the period for this transitional relief through the 2005 tax year, and in December 2006, the IRS again extended the period for transitional relief through all tax years beginning prior to January 1, 2007. In addition, pursuant to Section 403(ff) of the Gulf Opportunity Zone Act of 2005, the effective date provisions regarding the applicability of Section 470 were amended to provide that, in the case of leased property treated as tax-exempt use property by reason of its being owned by a partnership having both taxable and tax-exempt partners, Section 470 will apply only to property acquired after March 12, 2004. Thus, we do not believe that the provisions of Section 470 should apply to limit the utilization of losses attributable to the properties owned by the Partnership which were acquired prior to March 12, 2004; however, due to the uncertainties and lack of guidance relating to this provision, it is unclear as to whether the acquisition of a limited partnership interest in the Partnership after the March 12, 2004 effective date may be deemed to be an acquisition of property within the meaning of the effective date provisions of Section 470. In addition, since the Partnership acquired its interest in 7500 Setzler Parkway after March 12, 2004, unless further legislation is enacted to address this issue, or some other form of relief from the provisions of Section 470 is granted, beginning in tax year 2007 and thereafter, passive losses allocable to limited partners holding Tax Preferred Units attributable to 7500 Setzler Parkway may only be used to offset passive income generated from such property (or potentially from other properties owned by the Partnership). Due to the technical nature of the Section 470 provisions and the recent effective date amendment language, as applicable to partnerships having both taxable and tax-exempt partners, and the lack of interpretive guidance available thereunder either by Regulation or administrative ruling, it is unclear whether tax-exempt use losses attributable to Partnership properties acquired after the effective date of Section 470 can be utilized to off-set any net income allocable to Partnership properties acquired prior to such effective date.

Subsequent Events

Property Sale

On January 31, 2007, Fund XIII-XIV Associates sold 7500 Setzler Parkway to an unrelated third party for a gross sales price of $8,950,000. As a result of the sale, the Partnership received net sale proceeds of approximately $4,126,000 and was allocated a gain of approximately $1,025,000, which may be adjusted as additional information becomes available in subsequent periods.

Purchase and Sale Agreement

On March 19, 2007, Fund XIII-XIV Associates entered into a purchase and sale agreement to sell the Randstad – Atlanta Building to an unrelated third party. The completion of this transaction is currently subject to, among other things, a due diligence period expiring on April 2, 2007. Accordingly, there are no assurances that this sale will be completed. If the transaction progresses, the Partnership believes the closing of this transaction is likely to occur during the second quarter of 2007.

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

On September 22, 2006, the Financial Oversight Committee of the General Partners dismissed Ernst & Young LLP as the Partnership’s independent registered public accounting firm, effective immediately. Also, on September 22, 2006, the Financial Oversight Committee engaged Frazier & Deeter, LLC as its independent registered public accounting firm.

Ernst & Young LLP’s reports on the financial statements of the Partnership for the years ended December 31, 2005 and 2004 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principle.

During the years ended December 31, 2005 and 2004, and the subsequent interim period through September 22, 2006, there were no disagreements with Ernst & Young LLP on any matters related to accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which, if not resolved to the satisfaction of Ernst & Young LLP, would have caused Ernst & Young LLP to make reference thereto in their reports on the financial statements of the Partnership for such years. There were no reportable events as set forth in Item 304(a)(1)(v) of Regulation S-K.

The Partnership provided Ernst & Young LLP with a copy of the Form 8-K filed with regard to the change in independent registered public accounting firm, which was filed with the SEC on September 27, 2006, and requested that Ernst & Young LLP furnish the Partnership with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the foregoing statements. A copy of Ernst & Young LLP’s letter dated September 27, 2006, was filed as Exhibit 16.1 to the September 27, 2006 Form 8-K.

During the years ended December 31, 2005 and 2004, and through September 22, 2006, the Partnership did not consult with Frazier & Deeter, LLC with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Partnership’s financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

There were no disagreements with the Partnership’s independent public accountants during the years ended December 31, 2006 and 2005.

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

There were no significant changes in our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

For the quarter ended December 31, 2006, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT’S GENERAL PARTNERS.

Wells Capital

Wells Capital, our corporate general partner, was formed in April 1984. The executive offices of Wells Capital are located at 6200 The Corners Parkway, Norcross, Georgia 30092. Leo F. Wells, III is the sole Director and the President of Wells Capital. Wells Capital was organized under the Georgia Business Corporation Code, and is primarily in the business of serving as general partner or as an affiliate of the general partner in affiliated public limited partnerships (“Wells Real Estate Funds”). Wells Capital or its affiliates serves as the advisor to the Wells Real Estate Investment Trust, Inc., Wells Real Estate Investment Trust II, Inc., Wells Timberland REIT, Inc., and Institutional REIT, Inc. (collectively, “Wells REITs”), each of which are Maryland corporations. Wells Real Estate Investment Trust, Inc. and Wells Real Estate Investment Trust II, Inc. qualify as real estate investment trusts, and Wells Timberland REIT, Inc. and Institutional REIT, Inc. intend to qualify as real estate investment trusts beginning with the year ending December 31, 2007. In these capacities, Wells Capital performs certain services for the Wells Real Estate Funds and the Wells REITs, including presenting, structuring, and acquiring real estate investment opportunities; entering into leases and service contracts on acquired properties; arranging for and completing the disposition of properties; and providing other services such as accounting and administrative functions. Wells Capital is a wholly owned subsidiary of WREF, of which Leo F. Wells, III is the sole stockholder.

Leo F. Wells, III

Mr. Wells, 63, who serves as one of our General Partners, is the president, treasurer, and sole director of Wells Capital, which is our corporate general partner. He is also the sole stockholder, president, and sole director of WREF, the parent corporation of Wells Capital, Wells Management, Wells Investment Securities, Inc. (“WIS”), and Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which Mr. Wells serves as principal broker. He is also the president, treasurer, and sole director of:

•	Wells Management, our property manager;
•	Wells Asset Management, Inc.;
•	Wells & Associates, Inc.; and
•	Wells Development Corporation, a company he organized in 1997 to develop real properties.

Mr. Wells is a director of each of the Wells REITs, which are Maryland corporations that either currently qualify as real estate investment trusts or intend to qualify as real estate investment trusts beginning with the year ending December 31, 2007.

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

On August 26, 2003, Mr. Wells and WIS entered into a Letter of Acceptance, Waiver and Consent (“AWC”) with the National Association of Securities Dealers, Inc. (“NASD”) relating to alleged rule violations. The AWC set forth the NASD’s findings that WIS and Mr. Wells had violated conduct rules relating to the provision of noncash compensation of more than $100 to associated persons of NASD member firms in connection with their attendance at the annual educational and due diligence conferences sponsored by WIS in 2001 and 2002. Without admitting or denying the allegations and findings against them, WIS and Mr. Wells consented in the AWC to various findings by the NASD, which are summarized in the following paragraph:

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

WIS consented to a censure and Mr. Wells consented to suspension from acting in a principal capacity with an NASD member firm for one year. WIS and Mr. Wells also agreed to the imposition of a joint and several fine in the amount of $150,000. Mr. Wells’ one-year suspension from acting in a principal capacity ended on October 6, 2004. Mr. Wells continues to represent the issuer and perform other nonprincipal activities on behalf of WIS.

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

Code of Ethics

The Partnership has adopted a code of ethics applicable to our corporate general partner’s Principal Executive Officer and Principal Financial Officer, as well as the principal accounting officer, controller or other employees of our corporate general partner performing similar functions on behalf of the Partnership, if any. The code of ethics is contained in the Business Standards/Code of Conduct/General Policies established by WREF. You may obtain a copy of this code of ethics, without charge, upon request by calling our Client Services Department at 800-557-4830 or 770-243-8282.

ITEM 11.	COMPENSATION OF GENERAL PARTNERS AND AFFILIATES.

The Partnership has not made any payments to Leo F. Wells, III as compensation for serving as our general partner. Further, the Partnership does not have any employees, officers, or directors and, accordingly, no compensation has been awarded to, earned by, or paid to any individuals. See Item 13, “Certain Relationships and Related Transactions,” for a description of the fees incurred by the Partnership payable to affiliates of the General Partners during the year ended December 31, 2006.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a) No limited partner is known by the Partnership to own beneficially more than 5% of any class of the outstanding units of the Partnership.

(b)	Set forth below is the security ownership of management as of February 28, 2007.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Limited Partnership Units	Leo F. Wells, III	2,095.945 Units(1)	Less than 1%

(1)	Leo F. Wells, III owns 2,095.945 Cash Preferred Units through an Individual Retirement Account.

(c) No arrangements exist which would, upon operation, result in a change in control of the Partnership.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The compensation and fees we pay to our General Partners and their affiliates in connection our operations are as follows:

Interest in Partnership Cash Flow and Net Sales Proceeds

The General Partners are entitled to receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the limited partners holding Cash Preferred Units have received preferential distributions equal to 10% of their adjusted capital accounts in each fiscal year. The General Partners are also entitled to receive a subordinated participation in net sales proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after limited partners holding Cash Preferred Units have received a return of their adjusted capital contributions plus a 10% cumulative return on their adjusted capital contributions, and limited partners holding Tax Preferred Units have received a return of their adjusted capital contributions plus a 15% cumulative return on their adjusted capital contributions; provided, however, that in no event shall the General Partners receive in the aggregate in excess of 15% of net sales proceeds and net financing proceeds remaining after payments to limited partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners did not receive any distributions of net cash from operations or net sales proceeds during the year ended December 31, 2006.

Management and Leasing Fees

We have entered into a property management, leasing, and asset management agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Partnership’s properties, owned directly or through the Joint Ventures, equal to the lesser of (a) fees that would be paid to a comparable outside firm, that is assessed periodically based on market studies, or (b) 4.5% of the gross revenues collected monthly; plus, a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month’s rent. In the case of commercial properties leased on a long-term net-lease basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in income (loss) of joint ventures in the accompanying statements of operations. Our share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures that are payable to Wells Management and its affiliates is $86,980, $105,529, and $184,274 for the years ended December 31, 2006, 2005, and 2004, respectively.

Administrative Reimbursements

Wells Capital, one of the our General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. We reimbursed Wells Capital and Wells Management for administrative expenses of $69,475, $84,233, and $80,233 for the years ended December 31, 2006, 2005, and 2004, respectively.

Acquisition and Advisory Fees and Acquisition Expense Reimbursements

We have incurred acquisition and advisory fees and acquisition expense reimbursements payable to Wells Capital in an amount equal to 3.5% of aggregate gross offering proceeds. Upon making investments in properties, we applied deferred project costs of $0, $0, and $118,219 to investment in the Joint Ventures during 2006, 2005, and 2004, respectively.

Real Estate Commissions

In connection with the sale of our properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (a) 50% of the commissions customarily charged by other brokers in arm’s-length transactions involving comparable properties in the same geographic area or (b) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after limited partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. No real estate commissions were paid to the General Partners or affiliates for the years ended December 31, 2006, 2005, or 2004.

Procedures Regarding Related-Party Transactions

Our policies and procedures governing related-party transactions with our General Partners and their affiliates, including, but not limited to, all transactions required to be disclosed under Item 404(a) of Regulation S-K, are restricted or severely limited under many circumstances pursuant to the provisions of Articles XI, XII, XIII, and XIV of our partnership agreement, which has been filed with the SEC. No transaction has been entered into with either of our General Partners or their affiliates that does not comply with those policies and procedures. In addition, in any transaction involving a potential conflict of interest, including any transaction that would require disclosure under Item 404(a) of Regulation S-K, our General Partners must view such a transaction after taking into consideration their fiduciary duties to the Partnership.

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

Fees Paid to the Independent Registered Public Accountants

On September 22, 2006, the Financial Oversight Committee of the General Partners dismissed Ernst & Young LLP as the Partnership’s independent registered public accounting firm, which had served as the Partnership’s independent registered public accountants since July 3, 2002, and appointed Frazier & Deeter, LLC to serve in that capacity for the fiscal year ended December 31, 2006. All such fees are recognized in the period to which the services relate. A portion of such fees are allocated to the joint ventures in which the Partnership invests. The aggregate fees billed to the Partnership for professional accounting services by Frazier & Deeter, LLC and Ernst & Young LLP, including the audit of the Partnership’s annual financial statements, for the fiscal years ended December 31, 2006 and 2005, are set forth in the table below.

	Frazier & Deeter, LLC	Ernst & Young LLP
	2006	2006	2005
Audit Fees	$24,959	$9,936	$38,146
Audit-Related Fees	0	0	0
Tax Fees	0	16,638	16,806
Other Fees	0	0	0

Total	$24,959	$26,574	$54,952

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

During the fiscal years ended December 31, 2006 and 2005, 100% of the services performed by Frazier & Deeter, LLC and Ernst & Young LLP described above under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” and “Other Fees” were approved in advance by a member of the Financial Oversight Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	1. The financial statements are contained on pages F-2 through F-49 of this Annual Report on Form 10-K, and the list of the financial statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

(b)	The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(c)	See (a) 1 above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XIII, L.P. (Registrant)

	By:	WELLS CAPITAL, INC. (Corporate General Partner)

March 27, 2007	/S/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

March 27, 2007	/S/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

WELLS REAL ESTATE FUND XIII, L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Wells Real Estate Fund XIII, L.P.

We have audited the accompanying balance sheet of Wells Real Estate Fund XIII, L.P. (the “Partnership”) as of December 31, 2006, and the related statements of operations, partners’ capital, and cash flows for the year ended December 31, 2006. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund XIII, L.P. as of December 31, 2006, and the results of its operations and its cash flows for the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/S/     FRAZIER & DEETER, LLC

Atlanta, Georgia

March 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Wells Real Estate Fund XIII, L.P.

We have audited the accompanying balance sheet of Wells Real Estate Fund XIII, L.P. (the “Partnership”) as of December 31, 2005, and the related statements of operations, partners’ capital, and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund XIII, L.P. at December 31, 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/S/     ERNST & YOUNG LLP

Atlanta, Georgia

March 23, 2007

WELLS REAL ESTATE FUND XIII, L.P.

BALANCE SHEETS

DECEMBER 31, 2006 AND 2005

ASSETS

	2006	2005
Investment in joint ventures	$20,355,332	$21,442,460
Cash and cash equivalents	83,793	156,651
Due from joint ventures	522,385	382,851
Other assets	192	0

Total assets	$20,961,702	$21,981,962

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Accounts payable and accrued expenses	$44,764	$48,587
Due to affiliates	6,166	7,929
Partnership distribution payable	464,806	473,594

Total liabilities	515,736	530,110

Commitment and contingencies	–	–

Partners’ capital:
Limited partners:
Cash Preferred – 3,220,631 and 3,197,914 units issued and outstanding as of December 31, 2006 and 2005, respectively	20,445,966	20,539,789
Tax Preferred – 551,417 and 574,134 units issued and outstanding as of December 31, 2006 and 2005, respectively	0	912,063
General partners	0	0

Total partners’ capital	20,445,966	21,451,852

Total liabilities and partners’ capital	$20,961,702	$21,981,962

See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2006, 2005, AND 2004

	2006	2005	2004

EQUITY IN INCOME OF JOINT VENTURES	$925,459	$3,023,505	$1,106,316

EXPENSES:
General and administrative	139,292	163,954	164,408

INTEREST AND OTHER INCOME	3,381	168,511	12,465

NET INCOME	$789,548	$3,028,062	$954,373

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS:
CASH PREFERRED	$1,756,977	$2,295,882	$2,583,944

TAX PREFERRED	$(967,429)	$732,180	$(1,629,571)

NET INCOME (LOSS) PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CASH PREFERRED	$ 0.55	$0.73	$ 0.83

TAX PREFERRED	$(1.75)	$1.18	$(2.42)

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CASH PREFERRED	3,218,268	3,149,523	3,099,580

TAX PREFERRED	553,780	622,525	672,468

See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2006, 2005, AND 2004

	Limited Partners					General Partners	Total Partners’ Capital
	Original	Cash Preferred		Tax Preferred
		Units	Amount	Units	Amount
BALANCE, December 31, 2003	$0	3,083,828	$26,958,308	688,220	$5,030,438	$0	$31,988,746

Cash Preferred conversion elections	0	(10,000)	(87,594)	10,000	87,594	0	0
Tax Preferred conversion elections	0	57,872	339,128	(57,872)	(339,128)	0	0
Net income (loss)	0	0	2,583,944	0	(1,629,571)	0	954,373
Distributions of operating cash flow ($0.81 per weighted-average Cash Preferred Unit)	0	0	(2,518,810)	0	0	0	(2,518,810)

BALANCE, December 31, 2004	0	3,131,700	27,274,976	640,348	3,149,333	0	30,424,309

Cash Preferred conversion elections	0	(10,000)	(87,093)	10,000	87,093	0	0
Tax Preferred conversion elections	0	76,214	470,413	(76,214)	(470,413)	0	0
Net income	0	0	2,295,882	0	732,180	0	3,028,062
Distributions of operating cash flow ($0.64 per weighted-average Cash Preferred Unit)	0	0	(2,000,519)	0	0	0	(2,000,519)
Distributions of net sale proceeds ($2.35 and $4.15 per weighted-average Cash Preferred Unit and Tax Preferred Unit, respectively)	0	0	(7,413,870)	0	(2,586,130)	0	(10,000,000)

BALANCE, December 31, 2005	0	3,197,914	20,539,789	574,134	912,063	0	21,451,852

Cash Preferred conversion elections	0	(15,581)	(100,120)	15,581	100,120	0	0
Tax Preferred conversion elections	0	38,298	44,754	(38,298)	(44,754)	0	0
Net income	0	0	1,756,977	0	(967,429)	0	789,548
Distributions of operating cash flow ($0.56 per weighted-average Cash Preferred Unit)	0	0	(1,795,434)	0	0	0	(1,795,434)

BALANCE, December 31, 2006	$0	3,220,631	$20,445,966	551,417	$0	$0	$20,445,966

See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2006, 2005, AND 2004

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$789,548	$3,028,062	$954,373
Operating distributions received from joint ventures	1,885,550	2,245,596	2,678,086
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint ventures	(925,459)	(3,023,505)	(1,106,316)
Operating changes in assets and liabilities:
Increase in other assets	(192)	0	0
Decrease (increase) in due from affiliate	0	478	(478)
(Decrease) increase in accounts payable and accrued expenses	(3,823)	12,191	13,000
(Decrease) increase in due to affiliates	(1,763)	4,558	(19)

Net cash provided by operating activities	1,743,861	2,267,380	2,538,646

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in joint ventures	(12,497)	(114,404)	(2,836,445)
Net sale proceeds received from joint ventures	0	10,043,535	0

Net cash (used in) provided by investing activities	(12,497)	9,929,131	(2,836,445)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net sale proceeds distributions paid to limited partners	0	(10,000,000)	0
Operating distributions paid to limited partners from accumulated operating income	(1,804,222)	(2,192,411)	(2,354,446)

Net cash used in financing activities	(1,804,222)	(12,192,411)	(2,354,446)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(72,858)	4,100	(2,652,245)

CASH AND CASH EQUIVALENTS, beginning of year	156,651	152,551	2,804,796

CASH AND CASH EQUIVALENTS, end of year	$83,793	$156,651	$152,551

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$464,806	$473,594	$665,486

Deferred project costs applied to joint ventures	$0	$0	$118,219

See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005, AND 2004

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

During the periods presented, the Partnership owned interests in the following joint ventures (the “Joint Ventures”) and properties:

Joint Venture	Joint Venture Partners	Properties
Wells Fund XIII-REIT Joint Venture Partnership (“Fund XIII-REIT Associates”)	• Wells Real Estate Fund XIII, L.P. • Wells Operating Partnership, L.P.(1)	1. AmeriCredit Building(2) A two-story office building located in Orange Park, Florida
2. 8560 Upland Drive (formerly known as the “ADIC Buildings”) Two connected one-story office and assembly buildings located in Parker, Colorado
3. John Wiley Building(2) A four-story office building located in Fishers, Indiana
4. AIU – Chicago Building A four-story office building located in Hoffman Estates, Illinois
Fund XIII and Fund XIV Associates (“Fund XIII-XIV Associates”)	• Wells Real Estate Fund XIII, L.P. • Wells Real Estate Fund XIV, L.P.	5. Siemens – Orlando Building Two single-story office buildings located in Orlando, Florida
6. Randstad – Atlanta Building A four-story office building located in Atlanta, Georgia
7. 7500 Setzler Parkway(3) A one-story office and warehouse building located in Brooklyn Park, Minnesota

(1)

Wells Operating Partnership, L.P. is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. (“Wells REIT”) serving as its general partner; Wells REIT is a Maryland corporation that qualifies as a real estate investment trust.

(2)	These properties were sold in April 2005.

(3)	This property was sold in January 2007.

Wells Real Estate Fund XIV, L.P. is affiliated with the Partnership through common general partners. Each of the properties described above was acquired on an all-cash basis.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Partnership’s financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

Use of Estimates

The preparation of the Partnership’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. Actual results could differ from those estimates.

Investment in Joint Ventures

The Partnership has evaluated the Joint Ventures and concluded that none are variable-interest entities under the provisions of Financial Accounting Standards Board Interpretation (“FIN”) No. 46(R), Consolidation of Variable Interest Entities, which supersedes FIN No. 46 and is an interpretation of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements. The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Approval by the Partnership as well as the other joint venture partners is required for any major decision or any action that would materially affect the Joint Ventures, or their real property investments. Accordingly, upon applying the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 94, Consolidation of All Majority-Owned Subsidiaries, ARB No. 51, and Statement of Position No. 78-9, Accounting for Investments In Real Estate Ventures, the Partnership accounts for its investments in the Joint Ventures using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. Pursuant to the terms of the joint venture agreements, all income (loss) and distributions are allocated to joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations, if available, are generally distributed to the joint venture partners on a quarterly basis.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Deferred Project Costs

The Partnership paid certain fees to Wells Capital related to the acquisition of properties. Upon investment, these fees were applied to the Joint Ventures and depreciated on the same basis and over the respective useful lives of the corresponding real estate assets in which the Joint Ventures invested. The remaining deferred project costs were applied to Fund XIII-XIV Associates upon investing the Partnership’s remaining investor proceeds in 7500 Setzler Parkway in 2004.

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

Distribution of Sale Proceeds

Upon the sale of properties, unless reserved, net sale proceeds will be distributed in the following order:

•

In the event that the particular property sold sells for a price that is less than its original property purchase price, to the limited partners holding Cash Preferred Units until they have received an amount equal to the excess of the original property purchase price over the price for which the property was sold, limited to the amount of depreciation, amortization, and cost recovery deductions taken by the limited partners holding Tax Preferred Units with respect to such property;

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP, including amending SFAS No. 144. SFAS No. 157 emphasizes that fair value is a market-based measurement, as opposed to an entity-specific measurement. SFAS No. 157 will be effective for the Partnership beginning January 1, 2008. The Partnership is currently assessing provisions and evaluating the financial impact of SFAS No. 157 on its financial statements, however, does not believe the adoption of this pronouncement will have a material impact on its financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006, and is effective for the Partnership for the year ended December 31, 2006. The adoption of this pronouncement has not had a material impact on the Partnership’s financial statements.

In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, which clarifies the relevant criteria and approach for the recognition, derecognition, and measurement of uncertain tax positions. FIN No. 48 will be effective for the Partnership beginning January 1, 2007. The Partnership is currently assessing provisions and evaluating the financial impact of FIN No. 48 on its financial statements, however, does not believe the adoption of this pronouncement will have a material impact on its financial statements.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces Accounting Principles Board Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the method to account for and report changes in accounting principles and corrections of errors. Previously, most voluntary changes in accounting principles required recognition as a cumulative effect adjustment to net income during the period in which the change was adopted. Conversely, in circumstances where applicable accounting guidance does not include specific transition provisions, SFAS No. 154 requires retrospective application to prior periods’ financial statements unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005; however, it does not change the transition provisions of any of the existing accounting pronouncements. The adoption of this pronouncement has not had a material impact on the Partnership’s financial statements.

4.	INVESTMENT IN JOINT VENTURES

Due from Joint Ventures

As of December 31, 2006 and 2005, due from Joint Ventures represents the Partnership’s share of operating cash flow to be distributed for the fourth quarters of 2006 and 2005, respectively, from the following Joint Ventures:

	2006	2005
Fund XIII-REIT Associates	$260,210	$144,832
Fund XIII-XIV Associates	262,175	238,019

	$522,385	$382,851

Summary of Investments

The Partnership’s investments and approximate ownership percentages in the Joint Ventures as of December 31, 2006 and 2005 are summarized below:

	2006		2005
	Amount	Percentage	Amount	Percentage
Fund XIII-REIT Associates	$9,617,225	28%	$10,125,969	28%
Fund XIII-XIV Associates	10,738,107	47%	11,316,491	47%

	$20,355,332		$21,442,460

Summary of Activity

Roll-forwards of the Partnership’s investment in the Joint Ventures for the years ended December 31, 2006 and 2005 are presented below:

	2006	2005
Investment in Joint Ventures, beginning of year	$21,442,460	$30,469,946
Equity in income of Joint Ventures	925,459	3,023,505
Contributions to Joint Ventures	12,497	114,404
Distributions from Joint Ventures	(2,025,084)	(12,165,395)

Investment in Joint Ventures, end of year	$20,355,332	$21,442,460

Summary of Financial Information

Condensed financial information for the Joint Ventures as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005, and 2004, is presented below:

	Total Assets December 31,		Total Liabilities December 31,		Total Equity December 31,
	2006	2005	2006	2005	2006	2005
Fund XIII-REIT Associates	$36,701,317	$38,419,798	$2,488,493	$2,397,141	$34,212,824	$36,022,657
Fund XIII-XIV Associates	23,959,951	25,215,954	1,257,821	1,291,025	22,702,130	23,924,929

	$60,661,268	$63,635,752	$3,746,314	$3,688,166	$56,914,954	$59,947,586

	Total Revenues				Income From Continuing Operations			Income (Loss) From Discontinued Operations			Net Income(2)
	For the Years Ended December 31,				For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,
	2006	2005	2004		2006	2005	2004	2006	2005	2004	2006	2005	2004
Fund XIII-REIT Associates	$6,709,500	$6,529,523	$6,183,310	(1)	$1,513,029	$1,224,184	$900,711	$(11,955)	$7,902,478	$1,642,985	$1,501,074	$9,126,662	$2,543,696
Fund XIII-XIV Associates	3,292,924	3,188,176	2,880,215	(1)	1,064,498	968,288	819,173	0	0	0	1,064,498	968,288	819,173

	$10,002,424	$9,717,699	$9,063,525		$2,577,527	$2,192,472	$1,719,884	$(11,955)	$7,902,478	$1,642,985	$2,565,572	$10,094,950	$3,362,869

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

The Partnership allocates its share of earnings generated by the properties owned by the Joint Ventures to its Cash Preferred and Tax Preferred limited partners pursuant to the partnership agreement provisions outlined in Note 2 for net income, net loss, and gain on sale, respectively. The components of income (loss) from discontinued operations recognized by the Joint Ventures are provided below:

	2006			2005			2004
	Operating Loss	Gain on Sale	Total	Operating Income	Gain on Sale	Total	Operating Income	Gain on Sale	Total
Fund XIII-REIT Associates	$(11,955)	$0	$(11,955)	$584,098	$7,318,380	$7,902,478	$1,642,985	$0	$1,642,985

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

The Partnership has entered into a property management, leasing, and asset management agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Partnership’s properties, owned through the Joint Ventures, equal to the lesser of (a) fees that would be paid to a comparable outside firm, which is assessed periodically based on market studies, or (b) 4.5% of the gross revenues collected monthly; plus, a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month’s rent. In the case of commercial properties leased on a long-term net-lease basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in income (loss) of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures that are payable to Wells Management and its affiliates is $86,980, $105,529, and $184,274 for the years ended December 31, 2006, 2005, and 2004, respectively.

Administrative Reimbursements

Wells Capital, one of the Partnership’s General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital and Wells Management for administrative expenses of $69,475, $84,233, and $80,233 for the years ended December 31, 2006, 2005, and 2004, respectively, which are included in general and administrative expenses in the accompanying statements of operations. In addition, Wells Capital pays for certain operating expenses of the Partnership (“bill-backs”) directly, and generally invoices the Partnership for the reimbursement thereof on a quarterly basis. As of December 31, 2006 and 2005, the due to affiliates balances represent administrative reimbursements and/or bill-backs due to Wells Management and/or Wells Capital.

Acquisition and Advisory Fees and Acquisition Expense Reimbursements

The Partnership has incurred acquisition and advisory fees and acquisition expense reimbursements payable to Wells Capital in an amount equal to 3.5% of aggregate gross offering proceeds. The Partnership applied deferred project costs of $0, $0, and $118,219 upon investment in the Joint Ventures during 2006, 2005, and 2004, respectively.

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

A reconciliation of the Partnership’s financial statement net income to net income presented in accordance with the Federal Income Tax basis of accounting is as follows for the years ended December 31, 2006, 2005, and 2004:

	2006	2005	2004
Financial statement net income	$789,548	$3,028,062	$954,373
Increase (decrease) in net income resulting from:
Depreciation expense for financial reporting purposes (less than) greater than amounts for income tax purposes	(104,683)	(153,048)	17,209 (1)
Amortization expense for financial reporting purposes greater than amounts for income tax purposes	816,283	908,712	1,024,369
Capitalization of syndication costs for income tax purposes, which are accounted for as cost of capital for financial reporting purposes	0	0	(143,302)
Bad debt (recoveries) expense for financial reporting purposes in excess of amounts for income tax purposes	0	(988)	988
Rental income for financial reporting purposes less than (greater than) amounts for income tax purposes	67,666	(85,811)	0
Gains on sale of properties for financial reporting purposes in excess of amounts for income tax purposes	0	(240,208)	0
Other	(3,271)	(3,701)	(14,573)

Federal Income Tax basis net income	$1,565,543	$3,453,018	$1,839,064

(1)

Effective July 1, 2004, the Joint Ventures extended the weighted-average composite useful lives for all building assets from 25 years to 40 years. This change has no impact on the statutory life used for Federal income tax purposes of 40 years, upon which tax depreciation is based (see Note 2).

A reconciliation of the partners’ capital balances, as presented in the accompanying financial statements, to partners’ capital balances, as presented in accordance with the Federal Income Tax basis of accounting, is as follows for the years ended December 31, 2006, 2005, and 2004:

	2006	2005	2004
Financial statement partners’ capital	$20,445,966	$21,451,852	$30,424,309
Increase (decrease) in partners’ capital resulting from:
Accumulated depreciation expense for financial reporting purposes greater than amounts for income tax purposes	114,396	219,079	372,127
Accumulated amortization expense for financial reporting purposes greater than amounts for income tax purposes	2,987,221	2,170,938	1,262,226
Accumulated meals and entertainment	31	31	31
Accumulated bad debt (recoveries) expense, net, for financial reporting purposes in excess of amounts for income tax purposes	(16)	(16)	972
Capitalization of syndication costs for income tax purposes, which are accounted for as cost of capital for financial reporting purposes	4,568,769	4,568,769	4,568,769
Accumulated rental income for income tax purposes less than amounts for financial reporting purposes	(109,982)	(177,648)	(91,837)
Partnership distributions payable	464,806	473,594	665,486
Accumulated gains on sale of properties for financial reporting purposes in excess of amounts for income tax purposes	(240,208)	(240,208)	0
Other	(21,544)	(18,274)	(14,573)

Income tax basis partners’ capital	$28,209,439	$28,448,117	$37,187,510

7.	QUARTERLY RESULTS (UNAUDITED)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2006 and 2005:

	2006 Quarters Ended
	March 31	June 30	September 30	December 31
Equity in income of joint ventures	$252,606	$243,066	$207,410	$222,377
Interest and other income	$1,204	$1,043	$569	$565
Net income	$214,860	$205,483	$173,308	$195,897
Net income (loss) allocated to limited partners:
Cash Preferred	$522,354	$527,713	$485,316	$221,594
Tax Preferred	$(307,494)	$(322,230)	$(312,008)	$(25,697)
Net income (loss) per weighted-average limited partner unit outstanding:
Cash Preferred(a)	$ 0.16	$ 0.16	$ 0.15	$ 0.07
Tax Preferred	$(0.54)	$(0.59)	$(0.57)	$(0.05)
Distribution of operating cash per weighted-average limited partner unit outstanding:
Cash Preferred(b)	$ 0.14	$ 0.14	$ 0.13	$ 0.14
Tax Preferred	$ 0.00	$ 0.00	$ 0.00	$ 0.00

(a)	The sum of the four quarterly amounts does not equal the respective annual amount presented in the accompanying financial statements due to rounding.

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

	2005 Quarters Ended
	March 31	June 30	September 30	December 31
Equity in income of joint ventures	$352,776	$2,278,002	$175,821	$216,906
Interest and other income	$0	$6,695	$74,584	$87,232
Net income	$321,654	$2,237,762	$206,080	$262,566
Net income (loss) allocated to limited partners:
Cash Preferred	$686,275	$500,580	$526,388	$582,639
Tax Preferred	$(364,621)	$1,737,182	$(320,308)	$(320,073)
Net income (loss) per weighted-average limited partner unit outstanding:
Cash Preferred	$ 0.22	$0.16	$ 0.17	$ 0.18
Tax Preferred(a)	$(0.56)	$2.74	$(0.51)	$(0.56)
Distribution of operating cash per weighted-average limited partner unit outstanding:
Cash Preferred	$ 0.20	$0.13	$ 0.16	$ 0.15
Tax Preferred	$ 0.00	$0.00	$ 0.00	$ 0.00
Distribution of net property sale proceeds per weighted-average limited partner unit:
Cash Preferred(b)	$ 0.00	$0.00	$ 0.00	$ 2.32
Tax Preferred(b)	$ 0.00	$0.00	$ 0.00	$ 4.50

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

8.	GENERAL AND ADMINISTRATIVE COSTS

General and administrative costs for the years ended December 31, 2006, 2005, and 2004 are comprised of the following items:

	2006	2005	2004
Salary reimbursements	$69,475	$84,233	$80,233
Printing expenses	27,647	24,438	19,163
Independent accounting fees	19,598	20,605	25,458
Legal fees	8,329	14,973	23,550
Taxes and licensing fees	5,902	12,483	3,385
Postage and delivery expenses	4,584	3,812	8,114
Other professional fees	1,187	1,613	382
Computer costs	1,126	1,478	1,995
Registration and filing fees	885	39	748
Life insurance	559	280	559
Bank service charges	0	0	821

Total general and administrative costs	$139,292	$163,954	$164,408

9.	SUBSEQUENT EVENTS

Property Sale

On January 31, 2007, Fund XIII-XIV Associates sold 7500 Setzler Parkway to an unrelated third party for a gross sales price of $8,950,000. As a result of the sale, the Partnership received net sale proceeds of approximately $4,126,000 and was allocated a gain of approximately $1,025,000, which may be adjusted as additional information becomes available in subsequent periods.

Purchase and Sale Agreement

On March 19, 2007, Fund XIII-XIV Associates entered into a purchase and sale agreement to sell the Randstad – Atlanta Building to an unrelated third party. The completion of this transaction is currently subject to, among other things, a due diligence period expiring on April 2, 2007. Accordingly, there are no assurances that this sale will be completed. If the transaction progresses, the Partnership believes the closing of this transaction is likely to occur during the second quarter of 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Wells Fund XIII-REIT Joint Venture Partnership:

We have audited the accompanying balance sheet of Wells Fund XIII-REIT Joint Venture Partnership (the “Joint Venture”) as of December 31, 2006, and the related statements of operations, partners’ capital, and cash flows for the year ended December 31, 2006. Our audit also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Joint Venture’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Joint Venture’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Fund XIII-REIT Joint Venture Partnership as of December 31, 2006, and the results of its operations and its cash flows for the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/    FRAZIER & DEETER, LLC

Atlanta, Georgia

March 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Wells Fund XIII-REIT Joint Venture Partnership:

We have audited the accompanying balance sheet of Wells Fund XIII-REIT Joint Venture Partnership (the “Joint Venture”) as of December 31, 2005, and the related statements of operations, partners’ capital, and cash flows for each of the two years in the period ended December 31, 2005. Our audits also included the financial statement schedule as of December 31, 2005 and for each of the two years in the period then ended listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Fund XIII-REIT Joint Venture Partnership at December 31, 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/    ERNST & YOUNG LLP

Atlanta, Georgia

March 9, 2007

WELLS FUND XIII-REIT JOINT VENTURE PARTNERSHIP

BALANCE SHEETS

DECEMBER 31, 2006 AND 2005

ASSETS

	2006	2005
Real estate assets, at cost:
Land	$2,671,824	$2,671,824
Building and improvements, less accumulated depreciation of $3,832,345 and $3,025,256 at December 31, 2006 and 2005, respectively	27,446,713	28,036,152
Intangible lease assets, less accumulated amortization of $2,837,406 and $2,097,653 at December 31, 2006 and 2005, respectively	1,633,261	2,526,058

Total real estate assets	31,751,798	33,234,034

Cash and cash equivalents	2,423,845	2,321,404
Tenant receivables, net	685,385	586,680
Deferred leasing costs, less accumulated amortization of $2,217,027 and $1,637,562 at December 31, 2006 and 2005, respectively	1,811,618	2,256,899
Other assets	28,671	20,781

Total assets	$36,701,317	$38,419,798

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Intangible lease liabilities, less accumulated amortization of $131,243 and $91,658 at December 31, 2006 and 2005, respectively	$57,408	$96,993
Accounts payable and accrued expenses	1,338,516	1,445,920
Due to affiliates	629	7,506
Deferred income	166,256	331,489
Partnership distributions payable	925,684	515,233

Total liabilities	2,488,493	2,397,141

Partners’ capital:
Wells Real Estate Fund XIII, L.P.	9,617,225	10,125,969
Wells Operating Partnership, L.P.	24,595,599	25,896,688

Total partners’ capital	34,212,824	36,022,657

Total liabilities and partners’ capital	$36,701,317	$38,419,798

See accompanying notes.

WELLS FUND XIII-REIT JOINT VENTURE PARTNERSHIP

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2006, 2005, AND 2004

	2006	2005	2004
REVENUES:
Rental income	$4,165,286	$4,126,560	$4,099,320
Reimbursement income	2,456,045	2,323,268	2,081,487
Lease termination income	0	20,000	0
Interest and other income	88,169	59,695	2,503

Total revenues	6,709,500	6,529,523	6,183,310

EXPENSES:
Property operating costs	2,497,031	2,451,901	2,058,185
Management and leasing fees	287,101	258,559	394,455
Depreciation	807,089	786,560	1,011,681
Amortization	1,524,625	1,658,128	1,714,929
Lease termination expense	0	48,605	0
General and administrative	80,625	101,586	103,349

Total expenses	5,196,471	5,305,339	5,282,599

NET INCOME FROM CONTINUING OPERATIONS	1,513,029	1,224,184	900,711

DISCONTINUED OPERATIONS:
Operating income (loss)	(11,955)	584,098	1,642,985
Gain on disposition	0	7,318,380	0

Income (loss) from discontinued operations	(11,955)	7,902,478	1,642,985

NET INCOME	$1,501,074	$9,126,662	$2,543,696

See accompanying notes.

WELLS FUND XIII-REIT JOINT VENTURE PARTNERSHIP

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2006, 2005, AND 2004

	Wells Real Estate Fund XIII, L.P.	Wells Operating Partnership, L.P.	Total Partners’ Capital
Balance, December 31, 2003	$19,627,634	$50,559,897	$70,187,531

Net income	715,033	1,828,663	2,543,696
Partnership distributions	(1,677,211)	(4,289,386)	(5,966,597)

Balance, December 31, 2004	18,665,456	48,099,174	66,764,630

Net income	2,565,505	6,561,157	9,126,662
Partnership distributions	(11,104,992)	(28,763,643)	(39,868,635)

Balance, December 31, 2005	10,125,969	25,896,688	36,022,657

Net income	421,952	1,079,122	1,501,074
Partnership distributions	(930,696)	(2,380,211)	(3,310,907)

Balance, December 31, 2006	$9,617,225	$24,595,599	$34,212,824

See accompanying notes.

WELLS FUND XIII-REIT JOINT VENTURE PARTNERSHIP

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2006, 2005, AND 2004

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,501,074	$9,126,662	$2,543,696
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition	0	(7,318,380)	0
Depreciation	807,089	882,866	1,781,828
Amortization	1,504,695	1,747,387	2,270,146
Lease termination expense	0	48,605	0
(Increase) decrease in tenant receivables, net	(98,705)	63,157	(350,282)
(Increase) decrease in other assets	(7,890)	14,396	541,756
(Decrease) increase in accounts payable and accrued expenses	(107,404)	344,582	41,152
(Decrease) increase in due to affiliates	(6,877)	(18,699)	19,673
Decrease in deferred income	(165,233)	(3,111)	(130,210)

Net cash provided by operating activities	3,426,749	4,887,465	6,717,759

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of real estate assets	0	35,729,400	0
Investment in real estate assets	(217,650)	(38,769)	(218,924)
Payment of deferred leasing costs	(206,202)	(256,679)	(39,964)

Net cash (used in) provided by investing activities	(423,852)	35,433,952	(258,888)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net sale proceeds distributions paid to joint venture partners	0	(35,729,400)	0
Operating distributions paid to joint venture partners in excess of accumulated earnings	(2,900,456)	(4,453,663)	(6,731,264)
Contributions from joint venture partners	0	0	0

Net cash used in financing activities	(2,900,456)	(40,183,063)	(6,731,264)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	102,441	138,354	(272,393)

CASH AND CASH EQUIVALENTS, beginning of year	2,321,404	2,183,050	2,455,443

CASH AND CASH EQUIVALENTS, end of year	$2,423,845	$2,321,404	$2,183,050

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$925,684	$515,233	$829,661

Write-off of fully amortized deferred leasing costs	$72,018	$190,163	$0

Write-off of fully amortized intangible lease assets	$153,044	$0	$0

See accompanying notes.

WELLS FUND XIII-REIT JOINT VENTURE PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005, AND 2004

1.	ORGANIZATION AND BUSINESS

On June 27, 2001, Wells Real Estate Fund XIII, L.P. (“Fund XIII”) and Wells Operating Partnership, L.P. (“Wells OP”) entered into a Georgia general partnership to form Wells Fund XIII-REIT Joint Venture Partnership (the “Joint Venture”). The general partners of Fund XIII are Leo F. Wells, III and Wells Capital, Inc. (“Wells Capital”). Wells OP is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. (“Wells REIT”) serving as its general partner. Wells REIT is a Maryland corporation that qualifies as a real estate investment trust.

The Joint Venture was formed to acquire and operate commercial real properties, including properties to be developed, currently under development or construction, newly constructed or having operating histories. On July 16, 2001, the Joint Venture purchased a two-story office building containing approximately 85,000 square feet, the AmeriCredit Building, located in Orange Park, Florida. On December 21, 2001, the Joint Venture purchased two connected one-story office and assembly buildings consisting of approximately 148,000 square feet, 8560 Upland Drive (formerly known as the “ADIC Buildings”), located in Parker, Colorado. On December 12, 2002, the Joint Venture purchased a four-story office building containing approximately 141,000 square feet, the John Wiley Building, located in Fishers, Indiana. On September 19, 2003, the Joint Venture purchased a four-story office building containing approximately 194,000 square feet, the AIU – Chicago Building, located in Hoffman Estates, Illinois. Ownership interests were recomputed based on relative cumulative capital contributions from the joint venture partners.

On April 13, 2005, the Joint Venture sold the AmeriCredit Building and the John Wiley Building to an unrelated third party for an aggregate gross selling price of $35,974,000. As a result of the sale, the Joint Venture recognized a gain of approximately $7,318,000 and received net sale proceeds of approximately $35,729,000.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Joint Venture’s financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

Use of Estimates

The preparation of the Joint Venture’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Real Estate Assets

Real estate assets are stated at cost, less accumulated depreciation. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, and any tenant improvements or major improvements and betterments which extend the useful life of the related asset. We consider the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. Upon receiving notification of a tenant’s intention to terminate a lease, undepreciated tenant improvements are written off to lease termination expense. All repairs and maintenance are expensed as incurred.

The estimated useful lives of the Joint Venture’s real estate assets by class are provided below:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant improvements	Shorter of lease term or economic life
Intangible lease assets	Lease term

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets and related intangible assets owned by the Joint Venture may not be recoverable. When indicators of potential impairment are present management assesses whether the respective carrying values will be recovered with the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use or the estimated fair value, less costs to sell, for assets held for sale do not exceed the respective asset carrying value, management adjusts such assets to the respective estimated fair values, as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. The Joint Venture has determined that there has been no impairment in the carrying value of any of the real estate assets held as of December 31, 2006.

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

Allocation of Purchase Price of Acquired Assets

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

The fair values of above-market and below-market in-place leases are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of market rates for the corresponding in-place leases, measured over a period equal to the remaining terms of the leases. The capitalized above-market and below-market lease values are recorded as intangible lease assets or liabilities and amortized as an adjustment to rental income over the remaining terms of the respective leases.

The fair values of in-place leases include direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals which are avoided by acquiring an in-place lease, and tenant relationships. Direct costs associated with obtaining a new tenant include commissions, tenant improvements and other direct costs and are estimated based on management’s consideration of current market costs to execute a similar lease. These direct costs are included in deferred leasing costs in the accompanying balance sheets and are amortized to expense over the remaining terms of the respective leases. The value of opportunity costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. Customer relationships are valued based on expected renewal of a lease or the likelihood of obtaining a particular tenant for other locations. The value of absorption period costs and tenant relationships are included in intangible lease assets in the accompanying balance sheets and are amortized to expense over the remaining terms of the respective leases.

The gross values of above-market in-place leases were approximately $84,000 as of December 31, 2006 and $108,000 as of December 31, 2005 and the gross values of intangible absorption period costs were approximately $4,386,000 as of December 31, 2006 and $4,516,000 as of December 31, 2005, both of which are recorded as intangible lease assets. The gross values of intangible lease origination costs were approximately $3,574,000 and $3,646,000 as of December 31, 2006 and 2005, respectively, and are included in deferred leasing costs. The gross values of below-market in-place leases was approximately $188,000 as of December 31, 2006 and 2005, and are recorded as intangible lease liabilities.

The Joint Venture recorded amortization of above-market and below-market in-place leases of approximately $20,000, $89,000, and $555,000 during the years ended December 31, 2006, 2005 and 2004, respectively, which is recorded as an adjustment to rental revenues. The Joint Venture recorded amortization of intangible lease origination costs and intangible absorption period costs of approximately $1,513,000, $1,658,000, and $1,715,000 during the years ended December 31, 2006, 2005, and 2004, respectively, which is recorded as amortization expense in the accompanying statements of operations.

The remaining unamortized balance for intangible assets and liabilities will be amortized as follows:

	Intangible Lease Assets		Intangible Below-Market Lease Liability	Intangible Lease Origination Costs
	Absorption Period Costs	Intangible Lease Origination Costs
For the year ending December 31:
2007	$800,081	$16,479	$30,995	$636,882
2008	473,508	13,732	12,226	382,764
2009	164,731	0	7,094	179,056
2010	164,730	0	7,093	179,055
Thereafter	0	0	0	0

	$1,603,050	$30,211	$57,408	$1,377,757

Weighted-Average Amortization Period	4 years	2 years	4 years	4 years

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Tenant Receivables, net

Tenant receivables are comprised of tenant receivables and straight-line rent receivables. Management assesses the collectibility of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. Upon receiving notification of a tenant’s intention to terminate a lease, unamortized straight-line rent receivables are written off to lease termination expense. Allowances of $77,831 and $0 are included in tenant receivables as of December 31, 2006 and 2005, respectively.

Deferred Leasing Costs, net

Deferred leasing costs reflect costs incurred to procure operating leases, including opportunity costs avoided by acquiring an in-place lease identified in connection with the purchase price allocation process, which are capitalized and amortized on a straight-line basis over the terms of the respective leases. The remaining unamortized balance of deferred leasing costs will be amortized over a weighted-average period of approximately four years. Upon receiving notification of a tenant’s intention to terminate a lease, unamortized deferred leasing costs are written-off to lease termination expense.

Other Assets

Other assets as of December 31, 2006 and 2005 is comprised of the following items:

	2006	2005
Prepaid insurance	$19,721	$20,725
Interest receivable	7,938	0
Prepaid contract labor	1,012	56

Total	$28,671	$20,781

Prepaid expenses are recognized as the related services are provided. Interest receivable represents interest earned during the period presented, which will be received in the following month. Balances without a future economic benefit are written-off as they are identified.

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, income and distributions are allocated to the joint venture partners based their respective ownership interests as determined by relative cumulative capital contributions, as defined. For the periods presented, Fund XIII and Wells OP held ownership interests in the Joint Venture of approximately 28% and 72%, respectively. Net cash from operations is generally distributed to the joint venture partners on a quarterly basis.

Income Taxes

The Joint Venture is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners of Fund XIII and Wells OP are required to include their respective share of profits and losses from the Joint Venture in their individual income tax returns.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP, including amending SFAS No. 144. SFAS No. 157 emphasizes that fair value is a market-based measurement, as opposed to an entity-specific measurement. SFAS No. 157 will be effective for the Joint Venture beginning January 1, 2008. The Joint Venture is currently assessing provisions and evaluating the financial impact of SFAS No. 157 on its financial statements, however, does not believe the adoption of this pronouncement will have a material impact on its financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006, and is effective for the Joint Venture for the year ended December 31, 2006. The adoption of this pronouncement has not had a material impact on the Joint Venture’s financial statements.

In July 2006, the FASB issued Financial Accounting Standards Board Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, which clarifies the relevant criteria and approach for the recognition, derecognition, and measurement of uncertain tax positions. FIN No. 48 will be effective for the Joint Venture beginning January 1, 2007. The Joint Venture is currently assessing provisions and evaluating the financial impact of FIN No. 48 on its financial statements, however, does not believe the adoption of this pronouncement will have a material impact on its financial statements.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces Accounting Principles Board Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the method to account for and report changes in accounting principles and corrections of errors. Previously, most voluntary changes in accounting principles required recognition as a cumulative effect adjustment to net income during the period in which the change was adopted. Conversely, in circumstances where applicable accounting guidance does not include specific transition provisions, SFAS No. 154 requires retrospective application to prior periods’ financial statements unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005; however, it does not change the transition provisions of any of the existing accounting pronouncements. The adoption of this pronouncement has not had a material impact on the Joint Venture’s financial statements.

3.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

The joint venture partners, Fund XIII and Wells OP are both parties to individual property management and leasing agreements with Wells Management Company, Inc. (“Wells Management”), an affiliate of each of their respective general partners.

The various fees payable under each of the respective agreements are summarized as follows:

	Management and Leasing Services	Management and Leasing Services– Industrial and Commercial properties leased on a net basis for ten years or more
Fund XIII	Lesser of market rate charged for similar services for similar properties in the same geographic area, or 4.5% of gross revenues generally paid over the life of the lease, plus an additional initial lease up fee for newly constructed properties based on market rate charged for similar services for similar properties in the same geographic area.	Initial lease up fee based on 3% of the gross revenues over the first five years of the lease term. Recurring fee based on 1% of gross revenues collected monthly.

Wells OP	Lesser of 4.5% of gross revenues generally paid over the life of the lease or .6% of Net Asset Value calculated annually	Not applicable

Management and leasing fees are recognized in accordance with the terms of the aforementioned agreements, weighted based on joint venture partners respective ownership interests in the Joint Venture. During the years ended December 31, 2006, 2005, and 2004, the Joint Venture incurred management and leasing fees that are payable to Wells Management and its affiliates of $152,101, $190,571, and $444,088, respectively, portions of which are included in income (loss) from discontinued operations in the accompanying statements of operations.

Administrative Reimbursements

Wells Management and its affiliates perform certain administrative services for the Joint Venture’s properties, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. In the opinion of management, this is a reasonable estimation of such expenses. During 2006, 2005, and 2004, the Joint Venture reimbursed $23,131, $46,690, and $76,870, respectively, to Wells Management and its affiliates for these services, portions of which are included in income (loss) from discontinued operations in the accompanying statements of operations.

Assignment of Related-Party Agreements

Wells Capital and Wells Management assigned rights to receive certain fees and reimbursements with Wells OP to Wells Advisory Services I, LLC (“WASI”). WASI assigned its rights to receive certain fees and reimbursements to Wells Real Estate Advisory Services, Inc. (“WREAS”), a wholly owned subsidiary of WASI. Accordingly, the Joint Venture began paying property management fees and administrative reimbursements to WREAS.

Due to Affiliates

As of December 31, 2006 and 2005, due to affiliates was comprised of the following items due to WREAS and /or Wells Management:

	2006	2005
Administrative reimbursements	$629	$4,223
Property management fees	0	3,283

	$629	$7,506

4.	DISCONTINUED OPERATIONS

In accordance with SFAS No. 144, the Joint Venture has classified the results of operations related to the office components of the AmeriCredit Building and the John Wiley Building, which were sold on April 13, 2005, as discontinued operations in the accompanying statements of operations. The details comprising income (loss) from discontinued operations are presented below:

	2006	2005	2004
Rental income	$0	$975,715	$3,220,863
Reimbursement income	65,493	94,506	296,842
Interest and other income	383	0	420

Total revenues	65,876	1,070,221	3,518,125

Property operating costs	0	266,348	717,764
Management and leasing fees	0	66,905	233,099
Depreciation	0	96,306	770,146
Bad debt expense	77,831	0	0
General and administrative	0	56,564	154,131

Total expenses	77,831	486,123	1,875,140

Operating income (loss)	(11,955)	584,098	1,642,985
Gain on disposition	0	7,318,380	0

Income (loss) from discontinued operations	$(11,955)	$7,902,478	$1,642,985

5.	RENTAL INCOME

The future minimum rental income due to the Joint Venture under non-cancelable operating leases as of December 31, 2006 follows:

Year ended December 31:
2007	$3,958,463
2008	3,803,189
2009	3,871,365
2010	3,973,700
2011	1,461,219
Thereafter	0

$17,067,936

Three tenants generated approximately 55%, 33%, and 11% of rental income for the year ended December 31, 2006, and two tenants will generate approximately 57% and 41% of future minimum rental income.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

AND AMORTIZATION

DECEMBER 31, 2006

		Initial Cost		Costs Capitalized Subsequent To Acquisition(d)	Gross Carrying Amount as of December 31, 2006
Description	Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Intangible Lease Asset	Construction in Progress	Total	Accumulated Depreciation & Amortization(c)	Date of Construction	Date Acquired
8560 UPLAND DRIVE (formerly known as the “ADIC Buildings”)(a)	None	$1,954,213	$11,215,621	$542,281	$2,047,735	$11,664,380	$0	$0	$13,712,115	$1,903,629	2001	12/21/01
AIU – CHICAGO BUILDING(b)	None	600,000	22,681,602	1,427,832	624,089	19,614,678	4,470,667	0	24,709,434	4,766,122	2003	9/19/03

Total		$2,554,213	$33,897,223	$1,970,113	$2,671,824	$31,279,058	$4,470,667	$0	$38,421,549	$6,669,751

(a)	8560 Upland Drive is comprised of two connected one-story office and assembly buildings located in Parker, Colorado.

(b)	The AIU – Chicago Building is a four-story office building located in Hoffman Estates, Illinois.

(c)

Buildings, land improvements, building improvements, and tenant improvements are depreciated using the straight-line method over 40 years, 20 years, 5 to 25 years, and the shorter of the economic life or corresponding lease terms, respectively.

(d)	Includes acquisition and advisory fees and acquisition expense reimbursements applied at acquisition.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

AND AMORTIZATION

DECEMBER 31, 2006

	Cost	Accumulated Depreciation & Amortization
BALANCE AT DECEMBER 31, 2003	$69,568,238	$3,459,689

Additions	270,623	3,387,402

BALANCE AT DECEMBER 31, 2004	69,838,861	6,847,091

Additions	38,769	1,975,845 (1)
Dispositions	(31,520,687)	(3,700,027)

BALANCE AT DECEMBER 31, 2005	38,356,943	5,122,909

Additions	217,650	1,699,886
Dispositions	(153,044)	(153,044)

BALANCE AT DECEMBER 31, 2006	$38,421,549	$6,669,751

(1)	Included in the number presented is $3,554, which is included in lease termination expense in the accompanying statements of operations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Fund XIII and Fund XIV Associates:

We have audited the accompanying balance sheet of Fund XIII and Fund XIV Associates (the “Joint Venture”) as of December 31, 2006, and the related statements of operations, partners’ capital, and cash flows for the year ended December 31, 2006. Our audit also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Joint Venture’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Joint Venture’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fund XIII and Fund XIV Associates as of December 31, 2006, and the results of its operations and its cash flows for the year ended December 31, 2006. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/    FRAZIER & DEETER, LLC

Atlanta, Georgia

March 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Fund XIII and Fund XIV Associates:

We have audited the accompanying balance sheet of Fund XIII and Fund XIV Associates (the “Joint Venture”) as of December 31, 2005, and the related statements of operations, partners’ capital, and cash flows for each of the two years in the period ended December 31, 2005. Our audits also included the financial statement schedule as of December 31, 2005 and for each of the two years in the period then ended listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fund XIII and Fund XIV Associates at December 31, 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    ERNST & YOUNG LLP

Atlanta, Georgia

March 9, 2007

FUND XIII AND FUND XIV ASSOCIATES

BALANCE SHEETS

DECEMBER 31, 2006 AND 2005

ASSETS

	2006	2005
Real estate assets, at cost:
Land	$4,062,507	$4,062,507
Building and improvements, less accumulated depreciation of $1,438,887 and $1,011,991 at December 31, 2006 and 2005, respectively	15,308,594	15,710,240
Intangible lease assets, less accumulated amortization of $1,640,232 and $1,216,790 at December 31, 2006 and 2005, respectively	2,166,065	2,752,151

Total real estate assets	21,537,166	22,524,898

Cash and cash equivalents	708,103	725,442
Tenant receivables	293,206	202,749
Deferred leasing costs, less accumulated amortization of $941,971 and $669,054 at December 31, 2006 and 2005, respectively	1,407,539	1,749,260
Other assets	13,937	13,605

Total assets	$23,959,951	$25,215,954

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Accounts payable and accrued expenses	$71,580	$44,098
Due to affiliates	4,094	16,435
Deferred income	147,058	177,788
Partnership distributions payable	554,283	503,211
Intangible lease liability, less accumulated amortization of $206,060 and $137,373 at December 31, 2006 and 2005, respectively	480,806	549,493

Total liabilities	1,257,821	1,291,025

Partners’ capital:
Wells Real Estate Fund XIII, L.P.	10,738,108	11,316,491
Wells Real Estate Fund XIV, L.P.	11,964,022	12,608,438

Total partners’ capital	22,702,130	23,924,929

Total liabilities and partners’ capital	$23,959,951	$25,215,954

See accompanying notes.

FUND XIII AND FUND XIV ASSOCIATES

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2006, 2005, AND 2004

	2006	2005	2004
REVENUES:
Rental income	$2,500,730	$2,479,958	$2,353,598
Tenant reimbursements	764,605	706,057	526,287
Interest and other income	27,589	2,161	330

Total revenues	3,292,924	3,188,176	2,880,215

EXPENSES:
Property operating costs	669,428	666,422	471,690
Management and leasing fees	140,875	145,142	138,069
Depreciation	426,896	421,051	504,923
Amortization	888,039	878,115	840,014
General and administrative	103,188	109,158	106,346

Total expenses	2,228,426	2,219,888	2,061,042

NET INCOME	$1,064,498	$968,288	$819,173

See accompanying notes.

FUND XIII AND FUND XIV ASSOCIATES

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2006, 2005, AND 2004

	Wells Real Estate Fund XIII, L.P.	Wells Real Estate Fund XIV, L.P.	Total Partners’ Capital
Balance, December 31, 2003	$9,419,352	$9,419,352	$18,838,704

Net income	391,283	427,890	819,173
Partnership contributions	2,954,663	4,379,199	7,333,862
Partnership distributions	(960,809)	(1,048,241)	(2,009,050)

Balance, December 31, 2004	11,804,489	13,178,200	24,982,689

Net income	458,000	510,288	968,288
Partnership distributions	(945,998)	(1,080,050)	(2,026,048)

Balance, December 31, 2005	11,316,491	12,608,438	23,924,929

Net income	503,508	560,990	1,064,498
Partnership contributions	12,497	13,923	26,420
Partnership distributions	(1,094,388)	(1,219,329)	(2,313,717)

Balance, December 31, 2006	$10,738,108	$11,964,022	$22,702,130

See accompanying notes.

FUND XIII AND FUND XIV ASSOCIATES

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2006, 2005, AND 2004

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,064,498	$968,288	$819,173
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	426,896	421,051	504,923
Amortization	859,120	849,801	808,986
Changes in assets and liabilities:
Increase in tenant receivables	(90,457)	(69,007)	(96,288)
Increase in other assets	(332)	(2,370)	(10,198)
Increase (decrease) in accounts payable and accrued expenses	27,482	(18,248)	41,186
(Decrease) increase in due to affiliates	(12,341)	4,636	7,373
(Decrease) increase in deferred income	(30,730)	52,796	124,992

Net cash provided by operating activities	2,244,136	2,206,947	2,200,147

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate assets	(25,250)	(108,008)	(7,351,527)
Payment of deferred leasing costs	0	(26,522)	0

Net cash used in investing activities	(25,250)	(134,530)	(7,351,527)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to joint venture partners in excess of accumulated earnings	(2,262,645)	(2,100,785)	(772,495)
Distributions to joint venture partners from accumulated earnings	0	0	(855,583)
Contributions from joint venture partners	26,420	0	7,333,862

Net cash (used in) provided by financing activities	(2,236,225)	(2,100,785)	5,705,784

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(17,339)	(28,368)	554,404

CASH AND CASH EQUIVALENTS, beginning of period	725,442	753,810	199,406

CASH AND CASH EQUIVALENTS, end of period	$708,103	$725,442	$753,810

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Deferred project costs applied to the joint venture	$557	$0	$292,620

Partnership distributions payable	$554,283	$503,211	$577,948

Write-off of fully amortized real estate assets	$162,644	$0	$0

Write-off of fully amortized deferred leasing costs	$68,804	$0	$0

See accompanying notes.

FUND XIII AND FUND XIV ASSOCIATES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005, and 2004

1.	ORGANIZATION AND BUSINESS

On August 20, 2003, Wells Real Estate Fund XIII, L.P. (“Fund XIII”) and Wells Real Estate Fund XIV, L.P. (“Fund XIV”) entered into a Georgia general partnership to form Fund XIII and Fund XIV Associates (the “Joint Venture”). The general partners of Fund XIII and Fund XIV are Leo F. Wells, III and Wells Capital, Inc. (“Wells Capital”).

The Joint Venture was formed to acquire and operate commercial real properties, including properties to be developed, currently under development or construction, newly constructed or having operating histories. On October 30, 2003, the Joint Venture purchased two single-story office buildings containing approximately 82,000-square-feet, the Siemens-Orlando Building, located in Orlando, Florida. On December 19, 2003, the Joint Venture acquired the Randstad – Atlanta Building, a four-story office building containing approximately 65,000 aggregate rentable square feet located in Atlanta, Georgia. On March 26, 2004, the Joint Venture purchased an approximate 120,000-square-foot, one story office and warehouse building, 7500 Setzler Parkway, located in Brooklyn Park, Minnesota. Ownership interests were recomputed based on relative cumulative capital contributions from the joint venture partners.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Joint Venture’s financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

Use of Estimates

The preparation of the Joint Venture’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Real Estate Assets

Real estate assets are stated at cost, less accumulated depreciation. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, and any tenant improvements or major improvements and betterments which extend the useful life of the related asset. We consider the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. Upon receiving notification of a tenant’s intention to terminate a lease, undepreciated tenant improvements are written off to lease termination expense. All repairs and maintenance are expensed as incurred.

The estimated useful lives of the Joint Venture’s real estate assets by class are provided below:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant Improvements	Shorter of lease term or economic life
Intangible lease assets	Lease term

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets and related intangible assets owned by the Joint Venture may not be recoverable. When indicators of potential impairment are present management assesses whether the respective carrying values will be recovered with the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use or the estimated fair value, less costs to sell, for assets held for sale do not exceed the respective asset carrying value, management adjusts such assets to the respective estimated fair values, as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. The Joint Venture has determined that there has been no impairment in the carrying value of any of the real estate assets held as of December 31, 2006.

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

The fair values of above-market and below-market in-place leases are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of market rates for the corresponding in-place leases, measured over a period equal to the remaining terms of the leases. The capitalized above-market and below-market lease values are recorded as intangible lease assets or liabilities and amortized as an adjustment to rental income over the remaining terms of the respective leases.

The fair values of in-place leases include direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals which are avoided by acquiring an in-place lease, and tenant relationships. Direct costs associated with obtaining a new tenant include commissions, tenant improvements and other direct costs and are estimated based on management’s consideration of current market costs to execute a similar lease. These direct costs are included in deferred leasing costs in the accompanying balance sheets and are amortized to expense over the remaining terms of the respective leases. The value of opportunity costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. Customer relationships are valued based on expected renewal of a lease or the likelihood of obtaining a particular tenant for other locations. The value of absorption period costs and tenant relationships are included in intangible lease assets in the accompanying balance sheets and are amortized to expense over the remaining terms of the respective leases.

The gross values of above-market in-place leases were approximately $198,000 as of December 31, 2006 and $220,000 as of December 31, 2005 and the gross values of intangible absorption period costs were approximately $3,609,000 as of December 31, 2006 and $3,749,000 as of December 31, 2005, both of which are recorded as intangible lease assets. The gross values of intangible lease origination costs were approximately $2,350,000 and $2,392,000, respectively, as of December 31, 2006 and 2005 and are included in deferred leasing costs. The gross values of below-market in-place leases were approximately $687,000 as of December 31, 2006 and 2005 and are recorded as an intangible lease liability.

The Joint Venture recorded amortization of above-market and below-market in-place leases of approximately $29,000, $28,000, and $31,000 during the years ended December 31, 2006, 2005, and 2004, respectively, which was recorded as an adjustment to rental revenues. The Joint Venture recorded amortization of intangible lease origination costs and intangible absorption costs of approximately $867,000, $872,000, and $840,000 during the years ended December 31, 2006, 2005, and 2004, respectively, which was recorded as amortization expense in the accompanying statements of operations.

The remaining net unamortized balance for intangible assets and liability will be amortized as follows:

	Intangible Lease Assets		Intangible Below-Market Lease Liability	Intangible Lease Origination Costs
	Absorption Period Costs	Above-Market In-Place Lease Assets
For the year ending December 31:
2007	$500,348	$32,262	$68,687	$306,749
2008	453,624	22,648	68,687	287,921
2009	403,047	20,510	68,687	258,911
2010	251,317	14,098	68,687	171,883
2011	161,808	3,249	68,687	132,317
Thereafter	298,824	4,330	137,371	249,758

	$2,068,968	$97,097	$480,806	$1,407,539

Weighted-Average Amortization Period	6 years	5 years	7 years	6 years

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Tenant Receivables

Tenant receivables are comprised of tenant receivables and straight-line rent receivables. Management assesses the collectibility of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. Upon receiving notification of a tenant’s intention to terminate a lease, unamortized straight-line rent receivables are written off to lease termination expense. No such allowances have been recorded as of December 31, 2006 or 2005.

Deferred Leasing Costs, net

Deferred leasing costs reflect costs incurred to procure operating leases, including opportunity costs avoided by acquiring an in-place lease identified in connection with the purchase price allocation process, which are capitalized and amortized on a straight-line basis over the terms of the respective leases. Upon receiving notification of a tenant’s intention to terminate a lease, unamortized deferred leasing costs are written-off to lease termination expense.

Other Assets

Other assets as of December 31, 2006 and 2005 are comprised of the following items:

	2006	2005
Prepaid expenses	$6,052	$6,994
Utility deposits	5,943	6,611
Interest receivable	1,942	0

Total	$13,937	$13,605

Prepaid expenses are recognized as the related services are provided. Utility deposits represent cash deposits paid to utility companies. Interest receivable represents interest earned during the period presented, which will be received in the following month. Balances without a future economic benefit are written off as they are identified.

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, income and distributions are allocated to the joint venture partners based upon their respective ownership interests as determined by relative cumulative capital contributions, as defined. For the periods presented, Fund XIII and Fund XIV held ownership interests in the Joint Venture of approximately 47% and 53%, respectively. Net cash from operations is generally distributed to the joint venture partners on a quarterly basis.

Income Taxes

The Joint Venture is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners of Fund XIII and Fund XIV are required to include their respective share of profits and losses from the Joint Venture in their individual income tax returns.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP, including amending SFAS No. 144. SFAS No. 157 emphasizes that fair value is a market-based measurement, as opposed to an entity-specific measurement. SFAS No. 157 will be effective for the Joint Venture beginning January 1, 2008. The Joint Venture is currently assessing provisions and evaluating the financial impact of SFAS No. 157 on its financial statements, however, does not believe the adoption of this pronouncement will have a material impact on its financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006, and is effective for the Joint Venture for the year ended December 31, 2006. The adoption of this pronouncement has not had a material impact on the Joint Venture’s financial statements.

In July 2006, the FASB issued Financial Accounting Standards Board Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, which clarifies the relevant criteria and approach for the recognition, derecognition, and measurement of uncertain tax positions. FIN No. 48 will be effective for the Joint Venture beginning January 1, 2007. The Joint Venture is currently assessing provisions and evaluating the financial impact of FIN No. 48 on its financial statements, however, does not believe the adoption of this pronouncement will have a material impact on its financial statements.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces Accounting Principles Board Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the method to account for and report changes in accounting principles and corrections of errors. Previously, most voluntary changes in accounting principles required recognition as a cumulative effect adjustment to net income during the period in which the change was adopted. Conversely, in circumstances where applicable accounting guidance does not include specific transition provisions, SFAS No. 154 requires retrospective application to prior periods’ financial statements unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005; however, it does not change the transition provisions of any of the existing accounting pronouncements. The adoption of this pronouncement has not had a material impact on the Joint Venture’s financial statements.

3.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

Fund XIII and Fund XIV entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of their general partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Joint Venture’s properties, the Joint Venture will pay Wells Management management and leasing fees equal to the lesser of (a) fees that would be paid to a comparable outside firm, which is assessed periodically based on market studies, or (b) 4.5% of the gross revenues generally paid over the life of the lease, plus a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month’s rent. In the case of commercial properties which are leased on a long-term net basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. The Joint Venture incurred management and leasing fees that are payable to Wells Management and its affiliates of $93,498, $109,850, and $125,668 for the years ended December 31, 2006, 2005, and 2004, respectively.

Administration Reimbursements

Wells Management and its affiliates perform certain administrative services for the Joint Venture, relating to accounting, property management, and other joint venture administration, and incur the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. In the opinion of management, this is a reasonable estimation of such expense. During 2006, 2005, and 2004, the Joint Venture reimbursed $33,246, $55,873, and $50,031, respectively, to Wells Management and its affiliates for these services.

Deferred Project Costs

Fund XIII and Fund XIV paid 3.5% of gross capital contributions to Wells Capital for acquisition and advisory services, subject to certain overall limitations provided in the respective partnership agreements. These fees were capitalized by Fund XIII and Fund XIV as paid and allocated to specific properties upon acquisition by the Joint Venture or certain capital improvements thereafter. Accordingly, such deferred project costs are included in the capitalized assets of the Joint Venture.

Due to Affiliates

As of December 31, 2006 and December 31, 2005, due to affiliates balances reflect amounts due to Wells Management and/or Wells Capital for the following items:

	2006	2005
Property management fees	$3,856	$6,216
Administrative reimbursements	238	10,219

	$4,094	$16,435

4.	RENTAL INCOME

The future minimum rental income due to the Joint Venture under non-cancelable operating leases as of December 31, 2006 is as follows:

Year ended December 31:
2007	$2,334,841
2008	2,219,377
2009	2,056,070
2010	1,485,644
2011	1,532,243
Thereafter	1,701,795

$11,329,970

Three tenants generated approximately 30%, 26%, and 25% of rental income for the year ended December 31, 2006, and four tenants will generate approximately 42%, 27%, 19%, and 12% of future minimum rental income.

5.	SUBSEQUENT EVENTS

Property Sale

On January 31, 2007, the Joint Venture sold 7500 Setzler Parkway to an unrelated third party for a gross sales price of $8,950,000. As a result of the sale, the Joint Venture received net sale proceeds of approximately $8,723,000 and recognized a gain of approximately $2,166,000, which may be adjusted as additional information becomes available in subsequent periods. As of December 31, 2006, the carrying value of 7500 Setzler Parkway was approximately $6,578,000.

Purchase and Sale Agreement

On March 19, 2007, the Joint Venture entered into a purchase and sale agreement to sell the Randstad – Atlanta Building to an unrelated third party. The completion of this transaction is currently subject to, among other things, a due diligence period expiring on April 2, 2007. Accordingly, there are no assurances that this sale will be completed. If the transaction progresses, the Joint Venture believes the closing of this transaction is likely to occur during the second quarter of 2007.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

AND AMORTIZATION

DECEMBER 31, 2006

	Encumbrances	Initial Cost		Costs Capitalized Subsequent To Acquisition(e)	Gross Carrying Amounts of December 31, 2006				Accumulated Depreciation & Amortization(d)	Date of Construction	Date Acquired
Description		Land	Buildings and Improvements		Land	Buildings and Improvements	Intangible Lease Asset	Total
SIEMENS – ORLANDO BUILDING(a)	None	$1,950,000	$8,734,436	$325,236	$2,031,250	$7,095,759	$1,882,663	$11,009,672	$1,641,655	2003	10/30/2003

RANDSTAD – ATLANTA BUILDING(b)	None	600,000	4,829,953	1,109,871	625,000	4,668,603	1,246,221	6,539,824	785,164	2003	12/19/2003

7500 SETZLER PARKWAY BUILDING(c)	None	1,350,000	5,423,401	293,388	1,406,257	4,983,119	677,413	7,066,789	652,300	2004	03/26/2004

Total		$3,900,000	$18,987,790	$1,728,495	$4,062,507	$16,747,481	$3,806,297	$24,616,285	$3,079,119

(a)	The Siemens – Orlando Building consists of two single-story office buildings located in Orlando, Florida.
(b)	The Randstad – Atlanta Building is a four-story office building located in Atlanta, Georgia.
(c)	7500 Setzler Parkway is a one-story office and warehouse located in Brooklyn Park, Minnesota.
(d)

Buildings, land improvements, building improvements, and tenant improvements are depreciated using the straight-line method over 40 years, 20 years, 5 to 25 years, and the shorter of the economic life or corresponding lease terms, respectively.

(e)	Includes acquisition and advisory fees and acquisition expense reimbursements applied at acquisition.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

AND AMORTIZATION

DECEMBER 31, 2006

	Cost	Accumulated Depreciation & Amortization
BALANCE AT DECEMBER 31, 2003	$17,561,218	$146,934

Additions	7,084,453	1,070,314

BALANCE AT DECEMBER 31, 2004	24,645,671	1,217,248

Additions	108,008	1,011,533

BALANCE AT DECEMBER 31, 2005	24,753,679	2,228,781

Additions	25,250	1,012,982
Dispositions	(162,644)	(162,644)

BALANCE AT DECEMBER 31, 2006	$24,616,285	$3,079,119

EXHIBIT INDEX

TO

2006 FORM 10-K

OF

WELLS REAL ESTATE FUND XIII, L.P.

The following documents are filed as exhibits to this report. Those exhibits previously filed and incorporated herein by reference are identified below by an asterisk. For each such asterisked exhibit, there is shown below the description of the previous filing. Exhibits which are not required for this report are omitted.

Exhibit Number	Description of Document

*3.1	Agreement of Limited Partnership of Wells Real Estate Fund XIII, L.P. (Exhibit 3.1 to Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., as amended to date, Commission File No. 333-48984)

*3.2	Certificate of Limited Partnership of Wells Real Estate Fund XIII, L.P. dated September 15, 1998 (Exhibit 3.2 to Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., as amended to date, Commission File No. 333-48984)

*3.3	Certificate of Amendment to the Certificate of Limited Partnership of Wells Real Estate Fund XIII, L.P. dated October 20, 2000 (Exhibit 3.2(a) to Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., as amended to date, Commission File No. 333-48984)

*10.1	Management and Leasing Agreement with Wells Management Company, Inc. (Exhibit 10.2 to Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., as amended to date, Commission File No. 333-48984)

*10.2	Joint Venture Partnership Agreement of Wells Fund XIII-REIT Joint Venture Partnership (Exhibit 10.85 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.3	Agreement for the Purchase and Sale of Property for the AmeriCredit Building (Exhibit 10.86 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-44900)

*10.4	Lease Agreement for the AmeriCredit Building (Exhibit 10.87 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., as amended to date, Commission File No. 333-44900)

*10.5	Purchase Agreement for the ADIC Buildings (Exhibit 10.6 to Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., as amended to date, Commission File No. 333-48984)

*10.6	Purchase Agreement for the land immediately adjacent to the ADIC Buildings (Exhibit 10.7 to Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., as amended to date, Commission File No. 333-48984)

*10.7	Lease Agreement for the ADIC Buildings (Exhibit 10.8 to Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., as amended to date, Commission File No. 333-48984)

*10.8	Purchase Agreement for the John Wiley Indianapolis Building (Exhibit 10.9 to Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., as amended to date, Commission File No. 333-48984)

*10.9	Lease Agreement with John Wiley & Sons, Inc. ((Exhibit 10.10 to Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., as amended to date, Commission File No. 333-48984)

*10.10	Amendment #2 to Lease Agreement with John Wiley & Sons, Inc. (Exhibit 10.11 to Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., as amended to date, Commission File No. 333-48984)

Exhibit Number	Description of Document

*10.11	Amendment #3 to Lease Agreement with John Wiley & Sons, Inc. (Exhibit 10.12 to Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., as amended to date, Commission File No. 333-48984)

*10.12	Purchase and Sale Agreement relating to the AIU Chicago Building (Exhibit 10.1 to the Form 10-Q of Wells Real Estate Fund XIII, L.P. for the quarter ended September 30, 2003, File No. 0-49633)

*10.13	Lease Agreement with American InterContinental University, Inc. (Exhibit 10.2 to the Form 10-Q of Wells Real Estate Fund XIII, L.P. for the quarter ended September 30, 2003, File No. 0-49633)

*10.14	Agreement of Purchase and Sale of Property for Siemens Orlando Buildings and third amendment thereto (Exhibit 10.3 to Form S-11 Registration Statement of Wells Real Estate Fund XIV, L.P., as amended to date, Commission File No. 333-101463)

*10.15	Lease Agreement with Siemens Shared Services LLC (Exhibit 10.4 to Form S-11 Registration Statement of Wells Real Estate Fund XIV, L.P., as amended to date, Commission File No. 333-101463)

*10.16	Joint Venture Partnership Agreement of Fund XIII and Fund XIV Associates (Exhibit 10.16 to Form 10-K of Wells Real Estate Fund XIII, L.P. for the fiscal year ended December 31, 2003, Commission File No. 0-49633)

*10.17	Purchase and Sale Agreement for the sale of the Randstad Atlanta Building (Exhibit 10.17 to Form 10-K of Wells Real Estate Fund XIII, L.P. for the fiscal year ended December 31, 2003, Commission File No. 0-49633)

*10.18	Lease Agreement for Randstad Atlanta Building (Exhibit 10.18 to Form 10-K of Wells Real Estate Fund XIII, L.P. for the fiscal year ended December 31, 2003, Commission File No. 0-49633)

*10.19	Purchase and Sale Agreement for the sale of 7500 Setzler Parkway Building (Exhibit 10.8 to Form S-11 Registration Statement of Wells Real Estate Fund XIV, L.P., as amended to date, Commission File No. 333-101463)

*10.20	Lease Agreement for 7500 Setzler Parkway Building (Exhibit 10.9 to Form S-11 Registration Statement of Wells Real Estate Fund XIV, L.P., as amended to date, Commission File No. 333-101463)

*10.21	Purchase and Sale Agreement for the AmeriCredit Building and John Wiley Building (Exhibit 10.70 to the Form 10-Q of Wells Real Estate Investment Trust, Inc. for the quarter ended March 31, 2005, Commission File No. 0-25739)

10.22	Purchase and Sale Agreement by and among Wells Real Estate Fund XIII, L.P., Wells Real Estate Fund XIV, L.P. and AMB Institutional Alliance Fund III, L.P. for the 7500 Setzler Parkway Building

*16	Letter from Ernst & Young LLP dated September 27, 2006 regarding change in accountants (Exhibit 16.1 to the Current Report on Form 8-K of Wells Real Estate Fund XIII, L.P. filed on September 27, 2006, Commission File No. 0-49633)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002