Form 10-Q
period 2007-03-31
WELLS REAL ESTATE FUND XIII L P
filed 2007-05-11
CIK 1127245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007 or

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

Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide distributions to partners, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A. in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006 for a discussion of some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in our forward-looking statements.

WELLS REAL ESTATE FUND XIII, L.P.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The information furnished in the Partnership’s accompanying balance sheets and consolidated statements of operations, partners’ capital, and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The accompanying financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included both in this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006. The Partnership’s results of operations for the three months ended March 31, 2007 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND XIII, L.P.

BALANCE SHEETS

ASSETS

	(Unaudited) March 31, 2007	December 31, 2006
Investment in joint ventures	$16,972,171	$20,355,332
Cash and cash equivalents	4,249,965	83,793
Due from joint ventures	489,444	522,385
Other assets	18,241	192

Total assets	$21,729,821	$20,961,702

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Accounts payable and accrued expenses	$34,970	$44,764
Due to affiliates	18,683	6,166
Partnership distributions payable	494,535	464,806

Total liabilities	548,188	515,736

PARTNERS’ CAPITAL:
Limited partners:
Cash Preferred – 3,212,459 units and 3,220,631 units issued and outstanding as of March 31, 2007 and December 31, 2006, respectively	20,384,962	20,445,966
Tax Preferred – 559,589 units and 551,417 units issued and outstanding as of March 31, 2007 and December 31, 2006, respectively	796,671	0
General partners	0	0

Total partners’ capital	21,181,633	20,445,966

Total liabilities and partners’ capital	$21,729,821	$20,961,702

See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended March 31,
	2007	2006

EQUITY IN INCOME OF JOINT VENTURES	$1,232,300	$252,606

EXPENSES:
General and administrative	38,559	38,950

INTEREST AND OTHER INCOME	36,461	1,204

NET INCOME	$1,230,202	$214,860

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS:
CASH PREFERRED	$485,410	$522,354

TAX PREFERRED	$744,792	$(307,494)

NET INCOME (LOSS) PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CASH PREFERRED	$0.15	$ 0.16

TAX PREFERRED	$1.33	$(0.54)

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CASH PREFERRED	3,212,459	3,205,914

TAX PREFERRED	559,589	566,134

See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2006

AND THE THREE MONTHS ENDED MARCH 31, 2007 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Cash Preferred		Tax Preferred
	Units	Amount	Units	Amount
BALANCE, December 31, 2005	3,197,914	$20,539,789	574,134	$912,063	$0	$21,451,852

Tax Preferred conversion elections	38,298	44,754	(38,298)	(44,754)	0	0
Cash Preferred conversion elections	(15,581)	(100,120)	15,581	100,120	0	0
Net income (loss)	0	1,756,977	0	(967,429)	0	789,548
Distributions of operating cash flow ($0.56 per weighted-average Cash Preferred Unit)	0	(1,795,434)	0	0	0	(1,795,434)

BALANCE, December 31, 2006	3,220,631	20,445,966	551,417	0	0	20,445,966

Cash Preferred conversion elections	(8,172)	(51,879)	8,172	51,879	0	0
Net income	0	485,410	0	744,792	0	1,230,202
Distributions of operating cash flow ($0.15 per weighted-average Cash Preferred Unit)	0	(494,535)	0	0	0	(494,535)

BALANCE, March 31, 2007	3,212,459	$20,384,962	559,589	$796,671	$0	$21,181,633

See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF CASH FLOWS

	(Unaudited) Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,230,202	$214,860
Operating distributions received from joint ventures	522,385	476,908
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint ventures	(1,232,300)	(252,606)
Changes in assets and liabilities:
Increase in other assets	(18,049)	(167)
Decrease in accounts payable and accrued expenses	(9,794)	(11,278)
Increase (decrease) in due to affiliates	12,517	(1,315)

Net cash provided by operating activities	504,961	426,402

CASH FLOWS FROM INVESTING ACTIVITIES:
Net sales proceeds received from joint ventures	4,126,017	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Operating distributions paid to limited partners	(464,806)	(473,594)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,166,172	(47,192)

CASH AND CASH EQUIVALENTS, beginning of period	83,793	156,651

CASH AND CASH EQUIVALENTS, end of period	$4,249,965	$109,459

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$494,535	$462,099

See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2007 (unaudited)

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

The Partnership owns indirect interests in all of its real estate assets through joint ventures with other entities affiliated with the General Partners and Wells Operating Partnership, L.P. (“Wells OP”). Wells OP is a Delaware limited partnership with Wells Real Estate Investment Trust, Inc. (“Wells REIT”) serving as its general partner; Wells REIT is a Maryland corporation that qualifies as a real estate investment trust. During the periods presented, the Partnership owned interests in the following joint ventures (the “Joint Ventures”) and properties:

Joint Venture	Joint Venture Partners	Properties

Wells Fund XIII-REIT Joint Venture Partnership (“Fund XIII-REIT Associates”)	• Wells Real Estate Fund XIII, L.P. • Wells Operating Partnership, L.P.

1. AmeriCredit Building(1)

A two-story office building located in Orange Park, Florida

2. 8560 Upland Drive

Two connected one-story office and assembly buildings located in Parker, Colorado

3. John Wiley Building(1)

A four-story office building located in Fishers, Indiana

4. AIU – Chicago Building

A four-story office building located in Hoffman Estates, Illinois

WELLS REAL ESTATE FUND XIII, L.P.

Joint Venture	Joint Venture Partners	Properties

Fund XIII and Fund XIV Associates (“Fund XIII-XIV Associates”)	• Wells Real Estate Fund XIII, L.P. • Wells Real Estate Fund XIV, L.P.

5. Siemens – Orlando Building

Two single-story office buildings located in Orlando, Florida

6. Randstad – Atlanta Building(2)

A four-story office building located in Atlanta, Georgia

7. 7500 Setzler Parkway(3)

A one-story office and warehouse building located in Brooklyn Park, Minnesota

(1)	These properties were sold in April 2005.

(2)	This property was sold in April 2007.

(3)	This property was sold in January 2007.

Wells Real Estate Fund XIV, L.P. is affiliated with the Partnership through common general partners. Each of the properties described above was acquired on an all-cash basis. For further information regarding the Joint Ventures and foregoing properties, refer to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006.

On January 31, 2007, Fund XIII-XIV Associates sold 7500 Setzler Parkway to an unrelated third party for a gross sale price of approximately $8,950,000. As a result of the sale, the Partnership received net sale proceeds of approximately $4,126,000 and was allocated a gain of approximately $1,025,000, which may be adjusted as additional information becomes available in subsequent periods.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Partnership have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly and consistently present the results for these periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Other Assets

As of March 31, 2007 and December 31, 2006, other assets is comprised of interest income receivable.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP, including amending SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 157 emphasizes that fair value is a market-based measurement, as opposed to an entity-specific measurement. SFAS No. 157 will be effective for the Partnership beginning January 1, 2008. The Partnership is currently assessing provisions and evaluating the financial impact of SFAS No. 157 on its financial statements, however, does not believe the adoption of this pronouncement will have a material impact on its financial statements.

In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes, which clarifies the relevant criteria and approach for the recognition, derecognition, and measurement of uncertain tax positions. FIN No. 48 was effective for the Partnership beginning January 1, 2007. The adoption of this pronouncement has not had a material impact on the Partnership’s financial statements.

3.	INVESTMENT IN JOINT VENTURES

Summary of Financial Information

The following information summarizes the operations of the Joint Ventures for the three months ended March 31, 2007 and 2006, respectively:

	Total Revenues		Income From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,		March 31,
	2007	2006	2007	2006	2007	2006	2007	2006
Fund XIII-REIT Associates	$1,707,264	$1,661,963	$393,251	$438,992	$1,428	$(1,534)	$394,679	$437,458
Fund XIII-XIV Associates	583,165	615,439	184,458	203,541	2,186,272	70,531	2,370,730	274,072

	$2,290,429	$2,277,402	$577,709	$642,533	$2,187,700	$68,997	$2,765,409	$711,530

The Partnership allocates its share of earnings generated by the properties owned by the Joint Ventures to its Cash Preferred and Tax Preferred limited partners pursuant to the partnership agreement provisions outlined in Note 2 for net income, net loss, and gain on sale, respectively. The components of income (loss) from discontinued operations recognized by the Joint Ventures are provided below:

	Three Months Ended March 31, 2007			Three Months Ended March 31, 2006
	Operating Income	Gain on Sale	Total	Operating Income (Loss)	Gain on Sale	Total
Fund XIII-REIT Associates	$1,428	$0	$1,428	$(1,534)	$0	$(1,534)
Fund XIII-XIV Associates	20,172	2,166,100	2,186,272	70,531	0	70,531

	$21,600	$2,166,100	$2,187,700	$68,997	$0	$68,997

Due from Joint Ventures

As presented in the accompanying balance sheets, due from joint ventures as of March 31, 2007 and December 31, 2006 includes operating cash flow generated by the Joint Ventures during the three months ended March 31, 2007 and December 31, 2006, respectively, which is payable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

The Partnership has entered into a property management, leasing, and asset management agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Partnership’s properties, owned through the Joint Ventures, equal to the lesser of (a) 4.5% of the gross revenues collected monthly; plus, a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month’s rent, or (b) fees that would be paid to a comparable outside firm, which is assessed periodically based on market studies. In the case of commercial properties leased on a long-term net-lease basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in income of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures is $26,527 and $26,703 for the three months ended March 31, 2007 and 2006, respectively.

Administrative Reimbursements

Wells Capital, one of our General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital and Wells Management for administrative expenses of $22,968 and $18,234 for the three months ended March 31, 2007 and 2006, respectively. In addition, Wells Capital pays for certain operating expenses of the Partnership (“bill-backs”) directly and invoices the Partnership for the reimbursement thereof. As of March 31, 2007 and December 31, 2006, the due to affiliates balances represent administrative reimbursements and bill-backs due to Wells Management and/or Wells Capital.

Economic Dependency

We have engaged Wells Capital and Wells Management to provide certain essential services for us, including supervision of the management and leasing of our properties, asset acquisition and disposition services, as well as other administrative responsibilities, including accounting services and investor communications and relations. These agreements are terminable by either party upon 60 days’ written notice. As a result of these relationships, we are dependent upon Wells Capital and Wells Management.

Wells Capital and Wells Management are all owned and controlled by Wells Real Estate Funds, Inc. (“WREF”). The operations of Wells Capital and Wells Management represent substantially all of the business of WREF. Accordingly, we focus on the financial condition of WREF when assessing the financial condition of Wells Capital and Wells Management. In the event that WREF were to become unable to meet its obligations as they become due, we might be required to find alternative service providers.

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs. As of March 31, 2007, the General Partners believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

Assertion of Legal Action Against Related-Parties

On March 12, 2007, a stockholder of Wells REIT filed a purported class action and derivative complaint, Washtenaw County Employees’ Retirement System v. Wells Real Estate Investment Trust, Inc., et al., in the United States District Court for the District of Maryland against, among others, Wells REIT, Leo F. Wells, III, one of our General Partners, Wells Capital, the corporate general partner of Wells Partners, our other general partner, Wells Management, our property manager, certain affiliates of WREF, the directors of Wells REIT, and certain individuals who formerly served as officers and directors of Wells REIT prior to the closing of the internalization transaction on April 16, 2007. The complaint alleges violations of the federal proxy rules based on allegations that the proxy statement of Wells REIT filed with the SEC on February 26, 2007 contains false and misleading statements and omits to state material facts and breaches of fiduciary duty arising from the Wells REIT internalization transaction and the related proxy statement. The complaint seeks, among other things, unspecified monetary damages. On April 9, 2007, the District Court denied the plaintiff’s motion for an order enjoining the internalization transaction. On April 17, 2007, the Court granted the defendants’ motion to transfer venue to the United States District Court for the Northern District of Georgia, and the case was docketed in the Northern District of Georgia on April 24, 2007. Mr. Wells, Wells Capital, and Wells Management intend to vigorously defend this action. Any financial loss incurred by Wells Capital, Wells Management, or its affiliates could hinder their ability to successfully manage our operations and our portfolio of investments.

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

6.	SUBSEQUENT EVENT

On April 24, 2007, Fund XIII-XIV Associates sold the Randstad – Atlanta Building to an unrelated third party for a gross sales price of $9,250,000. As a result of the sale, the Partnership received net sale proceeds of approximately $4,253,000 and was allocated a gain of approximately $1,401,000, which may be adjusted as additional information becomes available in subsequent periods.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I, as well as the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations provided in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Portfolio Overview

We are currently in the holding phase of our life cycle. We now own interests in three properties, following the sale of 7500 Setzler Parkway in the first quarter of 2007 and the Randstad – Atlanta Building in the second quarter of 2007. Our remaining three properties are well-leased to tenants primarily in the beginning to middle of their lease terms. Our focus in the near-term is to maintain the high occupancy level of our portfolio and maximize operating performance in each of our assets.

The sale of 7500 Setzler Parkway capitalized on the recent lease with FedEx SmartPost, Inc. We also wanted to take advantage of the current capital markets environment and the strong demand for an industrial product, as reflected in the significant increase in value over the holding period. As a result of this property sale, we anticipate distributing net sale proceeds of approximately $4,150,000 to the limited partners in August 2007 from the sales of the AmeriCredit Building, the John Wiley Building, and 7500 Setzler Parkway.

The sale of the Randstad – Atlanta Building leveraged the remaining six years of the sole tenant’s lease term in the current capital market environment to produce an exceptional sale price. The sale price reflects a significant increase in value over the holding period. In the near-term, we will evaluate the capital needs of the properties remaining in the portfolio to determine the amount of net sale proceeds that will be available for distribution from this sale.

Operating distributions payable to the limited partners holding Cash Preferred Units for the first quarter of 2007 increased slightly as compared to the fourth quarter of 2006. We anticipate that operating distributions may decline during 2007, due to reduced operating cash flow as a result of the sales of 7500 Setzler Parkway and the Randstad – Atlanta Building.

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

Information relating to the properties owned, or previously owned, by the Joint Ventures is provided below:

•	The AmeriCredit Building was sold on April 13, 2005.

•	The John Wiley Building was sold on April 13, 2005.

•	The 7500 Setzler Parkway building was sold on January 31, 2007.

•	The Randstad – Atlanta Building was sold on April 24, 2007.

•	8560 Upland Drive, located in Parker, Colorado, is 100% leased until 2011.

•

The AIU – Chicago Building is located in Hoffman Estates, Illinois, a suburb of Chicago. This asset is now 100% leased to multiple tenants, as a result of American InterContinental University, Inc. having expanded into the remaining vacant space. Lease expirations for the property occur from 2007 to 2010.

•	The Siemens – Orlando Building is located in Orlando, Florida. This asset is currently 91% leased to three tenants. The major lease to Siemens Shared Services, LLC extends to 2009.

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

Short-Term Liquidity

We generated net operating cash flows, including operating distributions received from the Joint Ventures, of approximately $505,000. Such operating cash flows were used to fund operating distributions to limited partners of approximately $465,000. Operating distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. The majority of such operating cash flows were used to pay operating distributions to limited partners. Future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs for tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures. We anticipate future operating distributions from the Joint Ventures may decline in the near-term as a result of funding our pro-rata share of anticipated capital expenditures at the AIU—Chicago Building and the Siemens – Orlando Building and reduced cash flows from the sales of 7500 Setzler Parkway in the first quarter of 2007 and the Randstad – Atlanta Building in the second quarter of 2007. During the first quarter of 2007, we also received net proceeds of approximately $4,126,000 from the sale of 7500 Setzler Parkway.

At this time, we expect to continue to generate cash flows from operations, including distributions from the Joint Ventures, sufficient to cover our estimated future expenses. We also believe that the cash on hand and operating distributions due from the Joint Ventures are sufficient to cover our working capital needs, including liabilities of approximately $548,000 as of March 31, 2007.

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

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning, and operating income-producing real properties, or investing in joint ventures formed for the same purpose, and has invested all of the partners’ original net offering proceeds available for investment. Thus, it is unlikely that we will acquire interests in any additional properties or joint ventures. Historically, our investment strategy has generally involved acquiring properties that are preleased to creditworthy tenants on an all-cash basis through joint ventures with affiliated partnerships.

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

As of March 31, 2007, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

	Net Sale Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of March 31, 2007	Undistributed Net Sale Proceeds as of March 31, 2007
Property Sold				Amount	Purpose
AmeriCredit Building	$14,301,802	28.11%	$4,020,236	$0	—	$4,002,754	$17,482
(sold in 2005)
John Wiley Building	$21,427,599	28.11%	6,023,298	0	—	5,997,246	26,052
(sold in 2005)
7500 Setzler Parkway	$8,723,080	47.3%	4,126,017	0	—	0	4,126,017
(sold in 2007)

Total			$14,169,551	$0		$10,000,000	$4,169,551

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

Results of Operations

Equity in Income of Joint Ventures

Equity in income of Joint Ventures increased from $252,606 for the three months ended March 31, 2006 to $1,232,300 for the three months ended March 31, 2007. The increase is primarily attributable to the gain recognized on the sale of 7500 Setzler Parkway in January 2007, partially offset by a decline in operating income resulting from this sale. We anticipate equity in income of Joint Ventures to increase in the second quarter as a result of the gain recognized from the sale of the Randstad – Atlanta Building in April 2007.

Expenses

Our total expenses were relatively stable at $38,950 for the three months ended March 31, 2006 and $38,559 for the three months ended March 31, 2007. We anticipate increases in our administrative expenses in future periods resulting from increased costs relating to compliance with additional reporting and regulatory requirements.

Interest and Other Income

Interest and other income increased from $1,204 for the three months ended March 31, 2006 to $36,461 for the three months ended March 31, 2007. The increase is primarily the result of an increase in the average amount of net sale proceeds held during the respective periods due to the sale of 7500 Setzler Parkway in January 2007 and an increase in the daily interest yield. Future levels of interest income will be largely dependent upon the level of net sale proceeds held based on the timing of future dispositions and net sale proceeds distributions to the limited partners.

Inflation

We are exposed to inflation risk, as income from long-term leases is the primary source of our cash flows from operations. There are provisions in the majority of our tenant leases that would protect us from the impact of inflation. These provisions include rent steps, reimbursement billings for operating expense pass-through charges, real estate tax, and insurance reimbursements on a per-square-foot basis or, in some cases, annual reimbursement of operating expenses above a certain per-square-foot allowance. However, due to the long-term nature of our leases, the leases may not readjust their reimbursement rates frequently enough to cover inflation.

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

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest through investments in the Joint Ventures may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value, as defined by SFAS No. 144, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. We have determined that there has been no impairment in the carrying value of real estate assets we held as of March 31, 2007.

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

The fair values of the tangible assets of an acquired property (which includes land and building) are determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and building based on management’s determination of the relative fair value of these assets. Management determines the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance, and other operating expenses during the expected lease-up periods based on current market demand. Management estimates costs to execute similar leases, including leasing commissions, and other related costs.

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

Estimates of the fair values of the tangible and intangible assets require us to estimate market lease rates, property operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, and the number of years the property is held for investment. The use of inappropriate estimates would result in an incorrect assessment of the Partnership’s purchase price allocations, which could impact the amount of the Partnership’s reported net income.

Related-Party Transactions and Agreements

We have entered into agreements with Wells Capital, Wells Management, an affiliate of our General Partners, and their affiliates, whereby we pay certain fees and expense reimbursements to Wells Capital, Wells Management and their affiliates for asset management; the management and leasing of our properties; administrative services relating to accounting, property management, and other partnership administration, and incur the related expenses. See Note 4 to our financial statements included in this report for a description of these fees and expense reimbursements we have incurred.

Potential Tax Impact on Limited Partners Holding Tax Preferred Units – American Jobs Creation Act of 2004

The American Jobs Creation Act of 2004 added Section 470 to the Internal Revenue Code, which provides for certain limitations on the utilization of losses by investors that are attributable to leased property owned by a partnership having both taxable and tax-exempt partners such as the Partnership. Under the limitations of Section 470, passive losses allocable to limited partners are only able to be utilized to offset passive income generated from the same property or potentially from properties owned by the same partnership. In March 2005, the IRS announced that it would not apply Section 470 to partnerships for the taxable year 2004 based solely on the fact that a partnership had both taxable and tax-exempt partners. In December 2005, the IRS extended the period for this transitional relief through the 2005 tax year, and in December 2006, the IRS again extended the period for transitional relief through all tax years beginning prior to January 1, 2007. In addition, pursuant to Section 403(ff) of the Gulf Opportunity Zone Act of 2005, the effective date provisions regarding the applicability of Section 470 were amended to provide that, in the case of leased property treated as tax-exempt use property by reason of its being owned by a partnership having both taxable and tax-exempt partners, Section 470 will apply only to property acquired after March 12, 2004. Thus, we do not believe that the provisions of Section 470 should apply to limit the utilization of losses attributable to the properties owned by the Partnership which were acquired prior to March 12, 2004; however, due to the uncertainties and lack of guidance relating to this provision, it is unclear as to whether the acquisition of a limited partnership interest in the Partnership after the March 12, 2004 effective date may be deemed to be an acquisition of property within the meaning of the effective date provisions of Section 470. In addition, since the Partnership acquired its interest in 7500 Setzler Parkway after March 12, 2004, unless further legislation is enacted to address this issue, or some other form of relief from the provisions of Section 470 is granted, beginning in tax year 2007 and thereafter, passive losses allocable to limited partners holding Tax Preferred Units attributable to 7500 Setzler Parkway may only be used to offset passive income generated from such property (or potentially from other properties owned by the Partnership). Due to the technical nature of the Section 470 provisions and the recent effective date amendment language, as applicable to partnerships having both taxable and tax-exempt partners, and the lack of interpretive guidance available thereunder either by Regulation or administrative ruling, it is unclear whether tax-exempt use losses attributable to Partnership properties acquired after the effective date of Section 470 can be utilized to offset any net income allocable to Partnership properties acquired prior to such effective date.

Subsequent Event

On April 24, 2007, Fund XIII-XIV Associates sold the Randstad – Atlanta Building to an unrelated third party for a gross sales price of $9,250,000. As a result of the sale, the Partnership received net sale proceeds of approximately $4,253,000 and was allocated a gain of approximately $1,401,000, which may be adjusted as additional information becomes available in subsequent periods.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since we do not borrow any money, make any foreign investments or invest in any market risk-sensitive instruments, we are not subject to risks relating to interest rates, foreign current exchange rate fluctuations, or the other market risks contemplated by Item 305 of Regulation S-K.

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

There were no significant changes in our internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended March 31, 2007, requiring disclosure under Item 103 of Regulation S-K.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended March 31, 2007.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended March 31, 2007.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended March 31, 2007.

(b)	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended March 31, 2007.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended March 31, 2007, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to First Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XIII, L.P. (Registrant)

	By:	WELLS CAPITAL, INC. (Corporate General Partner)

May 11, 2007	/S/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

May 11, 2007	/S/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX

TO FIRST QUARTER FORM 10-Q

OF

WELLS REAL ESTATE FUND XIII, L.P.

Exhibit No.	Description

*10.1	Purchase and Sale Agreement by and among Wells Real Estate Fund XIII, L.P., Wells Real Estate Fund XIV, L.P. and AMB Institutional Alliance Fund III, L.P. for the 7500 Setzler Parkway Building (Exhibit 10.22 to Form 10-K of Wells Real Estate Fund XIII, L.P., for the fiscal year ended December 31, 2006, Commission File No. 0-49633)

10.2	Purchase and Sale Agreement for Randstad Building

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	previously filed and incorporated herein by reference