Form 10-Q
period 2007-06-30
WELLS REAL ESTATE FUND XIII L P
filed 2007-08-10
CIK 1127245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007 or

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

The accompanying financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included both in this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006. The Partnership’s results of operations for the three months and six months ended June 30, 2007 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND XIII, L.P.

BALANCE SHEETS

ASSETS

	(Unaudited) June 30, 2007	December 31, 2006
Investment in joint ventures	$13,872,360	$20,355,332
Cash and cash equivalents	8,469,147	83,793
Due from joint ventures	421,418	522,385
Other assets	35,853	192

Total assets	$22,798,778	$20,961,702

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Accounts payable and accrued expenses	$22,137	$44,764
Due to affiliates	10,015	6,166
Partnership distributions payable	401,675	464,806

Total liabilities	433,827	515,736

PARTNERS’ CAPITAL:
Limited partners:
Cash Preferred – 3,211,384 units and 3,220,631 units issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	20,628,017	20,445,966
Tax Preferred – 560,664 units and 551,417 units issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	1,736,934	0

Total partners’ capital	22,364,951	20,445,966

Total liabilities and partners’ capital	$22,798,778	$20,961,702

See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2007	2006	2007	2006

EQUITY IN INCOME OF JOINT VENTURES	$1,546,844	$243,066	$2,779,143	$495,671

EXPENSES:
General and administrative	42,430	38,626	80,989	77,576

INTEREST AND OTHER INCOME	80,580	1,043	117,041	2,247

NET INCOME	$1,584,994	$205,483	$2,815,195	$420,342

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS:
CASH PREFERRED	$651,552	$527,713	$1,136,962	$1,050,067

TAX PREFERRED	$933,442	$(322,230)	$1,678,233	$(629,725)

NET INCOME (LOSS) PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CASH PREFERRED	$0.20	$ 0.16	$0.35	$ 0.33

TAX PREFERRED	$1.66	$(0.59)	$3.00	$(1.13)

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CASH PREFERRED	3,211,384	3,222,893	3,211,922	3,214,404

TAX PREFERRED	560,664	549,155	560,126	557,644

See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2006

AND THE SIX MONTHS ENDED JUNE 30, 2007 (UNAUDITED)

	Limited Partners					Total Partners’ Capital
	Cash Preferred		Tax Preferred		General Partners
	Units	Amount	Units	Amount
BALANCE, December 31, 2005	3,197,914	$20,539,789	574,134	$912,063	$0	$21,451,852

Tax Preferred conversion elections	38,298	44,754	(38,298)	(44,754)	0	0
Cash Preferred conversion elections	(15,581)	(100,120)	15,581	100,120	0	0
Net income (loss)	0	1,756,977	0	(967,429)	0	789,548
Distributions of operating cash flow ($0.56 per weighted-average Cash Preferred Unit)	0	(1,795,434)	0	0	0	(1,795,434)

BALANCE, December 31, 2006	3,220,631	20,445,966	551,417	0	0	20,445,966

Cash Preferred conversion elections	(9,247)	(58,701)	9,247	58,701	0	0
Net income	0	1,136,962	0	1,678,233	0	2,815,195
Distributions of operating cash flow ($0.28 per weighted-average Cash Preferred Unit)	0	(896,210)	0	0	0	(896,210)

BALANCE, June 30, 2007	3,211,384	$20,628,017	560,664	$1,736,934	$0	$22,364,951

See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF CASH FLOWS

	(Unaudited) Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,815,195	$420,342
Operating distributions received from joint ventures	1,011,829	1,030,764
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint ventures	(2,779,143)	(495,671)
Changes in assets and liabilities:
Increase in other assets	(35,661)	(173)
Decrease in accounts payable and accrued expenses	(22,627)	(26,563)
Increase (decrease) in due to affiliates	3,849	(2,462)

Net cash provided by operating activities	993,442	926,237

CASH FLOWS FROM INVESTING ACTIVITIES:
Net sales proceeds received from joint ventures	8,378,524	0
Investment in joint ventures	(27,271)	0

Net cash provided by investing activities	8,351,253	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Operating distributions paid to limited partners	(959,341)	(935,693)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,385,354	(9,456)

CASH AND CASH EQUIVALENTS, beginning of period	83,793	156,651

CASH AND CASH EQUIVALENTS, end of period	$8,469,147	$147,195

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$401,675	$465,282

See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2007 (unaudited)

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

Joint Venture	Joint Venture Partners	Properties
Wells Fund XIII-REIT Joint Venture Partnership (“Fund XIII-REIT Associates”)	• Wells Real Estate Fund XIII, L.P. • Wells Operating Partnership, L.P.	1. 8560 Upland Drive Two connected one-story office and assembly buildings located in Parker, Colorado 2. AIU – Chicago Building A four-story office building located in Hoffman Estates, Illinois

Joint Venture	Joint Venture Partners	Properties
Fund XIII and Fund XIV Associates (“Fund XIII-XIV Associates”)	• Wells Real Estate Fund XIII, L.P. • Wells Real Estate Fund XIV, L.P.

3. Siemens – Orlando Building

Two single-story office buildings located in Orlando, Florida

4. Randstad – Atlanta Building(1)

A four-story office building located in Atlanta, Georgia

5. 7500 Setzler Parkway(2)

A one-story office and warehouse building located in Brooklyn Park, Minnesota

(1)	This property was sold in April 2007.

(2)	This property was sold in January 2007.

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

On April 24, 2007, Fund XIII-XIV Associates sold the Randstad – Atlanta Building to an unrelated third party for a gross sale price of $9,250,000. As a result of the sale, the Partnership received net sale proceeds of approximately $4,253,000 and was allocated a gain of approximately $1,389,000, which may be adjusted as additional information becomes available in subsequent periods.

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

Other Assets

As of June 30, 2007 and December 31, 2006, other assets is comprised of interest income receivable.

Distribution of Net Cash from Operations

Net cash from operations, if available, is generally distributed quarterly to the limited partners as follows:

•

First, to all Cash Preferred limited partners on a per-unit basis until such limited partners have received distributions equal to a 10% per annum return on their respective net capital contributions, as defined.

•	Second, to the General Partners until the General Partners have received distributions equal to 10% of the total cumulative distributions paid by the Partnership.

•	Third, to the Cash Preferred limited partners on a per-unit basis and the General Partners allocated on a basis of 90% and 10%, respectively.

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

Recent Accounting Pronouncements

In June 2007, the American Institute of Certified Public Accountants (“AICPA”) issued SOP 07-1, Clarification of the Scope of the Audit and Accounting Guide “Investment Companies” and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies, which provides guidance for determining which entities fall within the scope of the AICPA Audit and Accounting Guide for Investment Companies and requires additional disclosures for certain of those entities. SOP 07-1 will be effective for the Partnership beginning January 1, 2008. The Partnership is currently in the process of evaluating the provisions of SOP 07-1 and related impact on its financial statements and accompanying notes.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 will be effective for fiscal years beginning after November 15, 2007. The

Partnership is currently assessing these provisions and evaluating the financial impact of SFAS No. 159 on its financial statements, however, it is not currently planning to adopt the fair value option in 2008.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP, including amending SFAS No. 144. SFAS No. 157 emphasizes that fair value is a market-based measurement, as opposed to an entity-specific measurement. SFAS No. 157 will be effective for the Partnership beginning January 1, 2008. The Partnership is currently assessing these provisions and evaluating the financial impact of SFAS No. 157 on its financial statements, however, does not believe the adoption of this pronouncement will have a material impact on its financial statements.

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

Summary of Financial Information

The following information summarizes the operations of the Joint Ventures for the three months and six months ended June 30, 2007 and 2006, respectively:

	Total Revenues		Income From Continuing Operations		Income From Discontinued Operations		Net Income
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006	2007	2006	2007	2006
Fund XIII-REIT Associates	$1,710,813	$1,623,863	$425,947	$357,739	$0	$65,493	$425,947	$423,232
Fund XIII-XIV Associates	353,638	381,372	79,381	110,702	2,937,765	151,655	3,017,146	262,357

	$2,064,451	$2,005,235	$505,328	$468,441	$2,937,765	$217,148	$3,443,093	$685,589

	Total Revenues		Income From Continuing Operations		Income From Discontinued Operations		Net Income
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006	2007	2006	2007	2006
Fund XIII-REIT Associates	$3,418,077	$3,285,826	$819,198	$796,731	$1,428	$63,959	$820,626	$860,690
Fund XIII-XIV Associates	715,346	778,181	182,097	225,796	5,205,779	310,634	5,387,876	536,430

	$4,133,423	$4,064,007	$1,001,295	$1,022,527	$5,207,207	$374,593	$6,208,502	$1,397,120

The Partnership allocates its share of earnings generated by the properties owned by the Joint Ventures to its Cash Preferred and Tax Preferred limited partners pursuant to the partnership agreement provisions outlined in Note 2 for net income, net loss, and gain on sale, respectively. The components of income from discontinued operations recognized by the Joint Ventures are provided below:

	Six Months Ended June 30, 2007			Six Months Ended June 30, 2006
	Operating Income	Gain on Sale	Total	Operating Income	Gain on Sale	Total
Fund XIII-REIT Associates	$1,428	$0	$1,428	$63,959	$0	$63,959
Fund XIII-XIV Associates	103,834	5,101,945	5,205,779	310,634	0	310,634

	$105,262	$5,101,945	$5,207,207	$374,593	$0	$374,593

Due from Joint Ventures

As presented in the accompanying balance sheets, due from joint ventures as of June 30, 2007 and December 31, 2006 includes operating cash flow generated by the Joint Ventures during the three months ended June 30, 2007 and December 31, 2006, respectively, which is payable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

The Partnership has entered into a property management, leasing, and asset management agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Partnership’s properties, owned through the Joint Ventures, equal to the lesser of (a) 4.5% of the gross revenues collected monthly; plus, a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month’s rent, or (b) fees that would be paid to a comparable outside firm, which is assessed periodically based on market studies. In the case of commercial properties leased on a long-term net-lease basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in income of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures is $11,350 and $18,310 for the three months ended June 30, 2007 and 2006, respectively, and $37,877 and $45,013 for the six months ended June 30, 2007 and 2006, respectively.

Administrative Reimbursements

Wells Capital, one of our General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital and Wells Management for administrative expenses of $20,651 and $17,198 for the three months ended June 30, 2007 and 2006, respectively, and $43,620 and $35,432 for the six months ended June 30, 2007 and 2006, respectively. As of June 30, 2007 and December 31, 2006, the due to affiliates balances represent administrative reimbursements due to Wells Management and/or Wells Capital.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as anticipated dividend income earned from its holdings of common stock of Wells REIT. As of June 30, 2007, the General Partners believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

Assertion of Legal Action Against Related-Parties

On March 12, 2007, a stockholder of Wells REIT filed a putative class action and derivative complaint, Washtenaw County Employees’ Retirement System v. Wells Real Estate Investment Trust, Inc., et al., in the United States District Court for the District of Maryland against, among others, Wells REIT, Leo F. Wells, III and Wells Capital, our General Partners, Wells Management, our property manager, certain affiliates of WREF, the directors of Wells REIT, and certain individuals who formerly served as officers and directors of Wells REIT prior to the closing of the internalization transaction on April 16, 2007. The complaint alleges, among other things, violations of the federal proxy rules and breaches of fiduciary duty arising from the Wells REIT internalization transaction and the related proxy statement filed with the SEC on February 26, 2007, as amended. The complaint seeks, among other things, unspecified monetary damages and nullification of the Wells REIT internalization transaction. On April 9, 2007, the District Court denied the plaintiff’s motion for an order enjoining the internalization transaction. On April 17, 2007, the Court granted the defendants’ motion to transfer venue to the United States District Court for the Northern District of Georgia, and the case was docketed in the Northern District of Georgia on April 24, 2007. The plaintiff filed an amended class action and derivative complaint on June 27, 2007. The amended complaint attempts to assert class action claims on behalf of those persons who received and were entitled to vote on the Wells REIT proxy statement filed with the SEC on February 26, 2007 and derivative claims on behalf of Wells REIT. The defendants have until August 13, 2007 to respond. On July 9, 2007, the court denied the plaintiff’s motion for expedited discovery related to an anticipated motion for a preliminary injunction, noting that the alleged conduct could be evaluated through the “normal path of litigation.” Mr. Wells, Wells Capital, and Wells Management intend to vigorously defend this action. Any financial loss incurred by Wells Capital, Wells Management, or their affiliates could hinder their ability to successfully manage our operations and our portfolio of investments.

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

The sales of the AmeriCredit Building, the John Wiley Building, and 7500 Setzler Parkway generated aggregate net sale proceeds to the Partnership of approximately $14,170,000, of which approximately $10,000,000 has previously been distributed to the limited partners through June 30, 2007. In accordance with the terms of the partnership agreement, the General Partners distributed net sale proceeds in August 2007 of approximately $4,150,000 to the limited partners of record as of June 30, 2007, which under the terms of the partnership agreement does not include limited partners acquiring units after March 31, 2007.

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

Portfolio Overview

We are currently in the holding phase of our life cycle. We now own interests in three properties, following the sale of the Randstad – Atlanta Building in the second quarter of 2007. The sale of the Randstad – Atlanta Building leveraged the remaining six years of the sole tenant’s lease term in the current capital market environment to produce what we believe was an exceptional sale price. The sale price reflects a significant increase in value over the holding period. Our remaining three properties are well-leased. Our focus in the near-term is to maintain the high occupancy level of our portfolio and maximize operating performance in each of our assets.

In May 2007, Fund XIII-XIV Associates completed a lease amendment with one of the tenants at the Siemens – Orlando Building, Etour and Travel, Inc. (“Etour”), which extended the termination date from November 30, 2007 to November 30, 2012. Etour leases approximately 9,900 square feet (or approximately 12% of the building).

Operating distributions payable to the limited partners holding Cash Preferred Units for the second quarter of 2007 decreased as compared to the first quarter of 2007 due to reduced cash flows as a result of the recent property sales. We anticipate that operating distributions may decline during 2007, due to reduced operating cash flow as a result of the recent property sales and anticipated re-leasing costs and capital improvements at the Siemens – Orlando Building.

In August 2007, the General Partners distributed net sale proceeds from the sales of the AmeriCredit Building, the John Wiley Building, and 7500 Setzler Parkway of approximately $4,150,000 to limited partners. We anticipate distributing net sale proceeds of approximately $4,260,000 in November 2007 from the sales of 7500 Setzler Parkway and the Randstad – Atlanta Building.

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

Information relating to the properties owned, or previously owned, by the Joint Ventures is provided below:

•	The AmeriCredit Building was sold on April 13, 2005.

•	The John Wiley Building was sold on April 13, 2005.

•	The 7500 Setzler Parkway building was sold on January 31, 2007.

•	The Randstad – Atlanta Building was sold on April 24, 2007.

•	8560 Upland Drive, located in Parker, Colorado, is 100% leased through 2011.

•

The AIU – Chicago Building is located in Hoffman Estates, Illinois, a suburb of Chicago. This asset is currently 83% leased to multiple tenants, as a result of the lease expiration of Philips Electronics North America Corporation (“Philips”) in July 2007. The remaining lease expirations for the property occur from 2007 to 2010.

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

Short-Term Liquidity

We generated net operating cash flows, including operating distributions received from the Joint Ventures, of approximately $993,000. Such operating cash flows were used to fund operating distributions to limited partners of approximately $959,000. Operating distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. The majority of such operating cash flows were used to pay operating distributions to limited partners. Future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs for tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures. We anticipate future operating distributions from the Joint Ventures may decline in the near-term as a result of funding our pro-rata share of anticipated re-leasing costs and capital expenditures at the Siemens – Orlando Building and reduced cash flows from the sales of 7500 Setzler Parkway in the first quarter of 2007 and the Randstad – Atlanta Building in the second quarter of 2007. During 2007, we also received net proceeds of approximately $8,379,000 from the sales of 7500 Setzler Parkway and the Randstad – Atlanta Building.

During the six months ended June 30, 2007, we invested residual operating cash flows of approximately $27,000 in Fund XIII-XIV Associates to fund our pro-rata share of re-leasing costs incurred at the Siemens – Orlando Building and capital improvements at the Randstad – Atlanta Building.

At this time, we expect to continue to generate cash flows from operations, including distributions from the Joint Ventures, sufficient to cover our estimated future expenses. We also believe that the cash on hand and operating distributions due from the Joint Ventures are sufficient to cover our working capital needs, including liabilities of approximately $434,000 as of June 30, 2007.

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

As of June 30, 2007, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

	Net Sale Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of June 30, 2007	Undistributed Net Sale Proceeds as of June 30, 2007
Property Sold				Amount	Purpose
AmeriCredit Building (sold in 2005)	$14,301,802	28.11%	$4,020,236	$0	—	$4,002,754	$17,482
John Wiley Building (sold in 2005)	$21,427,599	28.11%	6,023,298	0	—	5,997,246	26,052
7500 Setzler Parkway (sold in 2007)	$8,723,080	47.30%	4,126,017	0	—	0	4,126,017
Randstad – Atlanta Building (sold in 2007)	$8,990,500	47.30%	4,252,507	0	—	0	4,252,507

Total			$18,422,058	$0		$10,000,000	$8,422,058

In August 2007, net sale proceeds of approximately $4,150,000 from the sales of the AmeriCredit Building, the John Wiley Building, and 7500 Setzler Parkway were distributed to the limited partners. Upon evaluating the capital needs of the properties in which we currently own an interest, our General Partners have determined to hold reserves of net sale proceeds of approximately $12,000. Accordingly, our General Partners anticipate distributing net sale proceeds of approximately $4,260,000 in November 2007 from the sales of 7500 Setzler Parkway and the Randstad – Atlanta Building, as further discussed below.

Contractual Obligations and Commitments

In June 2007, our General Partners announced their intention to distribute net sale proceeds from the sales of 7500 Setzler Parkway and the Randstad – Atlanta Building of approximately $4,260,000 in November 2007 to the limited partners of record as of September 30, 2007, which under the terms of the partnership agreement does not include limited partners acquiring units after June 30, 2007.

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

Results of Operations

Equity in Income of Joint Ventures

Equity in income of Joint Ventures was $1,546,844 and $243,066 for the three months ended June 30, 2007 and 2006, respectively. The increase is primarily attributable to the gain recognized on the sale of the Randstad – Atlanta Building in April 2007, partially offset by a decline in operating income resulting from this sale.

Equity in income of Joint Ventures was $2,779,143 and $495,671 for the six months ended June 30, 2007 and 2006, respectively. The increase is primarily attributable to the gain recognized on the sales of the Randstad – Atlanta Building in April 2007 and 7500 Setzler Parkway in January 2007, partially offset by a decline in operating income resulting from the sales. We anticipate equity in income of Joint Ventures to decrease in the near-term as a result of (i) recognizing a nonrecurring gain on sale of the Randstad – Atlanta Building in April 2007, (ii) a corresponding decline in operating income related to the aforementioned sale, and (iii) reduced income as a result of the Philips’ lease expiration at the AIU – Chicago Building in July 2007.

Expenses

Our total expenses were $42,430 and $38,626 for the three months ended June 30, 2007 and 2006, respectively. The increase is primarily attributable to an increase in administrative and printing costs relating to compliance with additional reporting and regulatory requirements.

Our total expenses were $80,989 and $77,576 for the six months ended June 30, 2007 and 2006, respectively. The increase is primarily attributable to an increase in administrative costs, partially offset by a decrease in legal fees. We anticipate increases in our administrative expenses in future periods resulting from increased costs relating to compliance with additional reporting and regulatory requirements.

Interest and Other Income

Interest and other income was $80,580 and $1,043 for the three months ended June 30, 2007 and 2006, respectively, and $117,041 and $2,247 for the six months ended June 30, 2007 and 2006, respectively. The 2007 increases are primarily the result of an increase in the average amount of net sale proceeds held during the respective periods due to the sales of the Randstad – Atlanta Building in April 2007 and 7500 Setzler Parkway in January 2007 and an increase in the daily interest yield. Future levels of interest income will be largely dependent upon the level of net sale proceeds held based on the timing of future dispositions and net sale proceeds distributions to the limited partners.

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

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest through investments in the Joint Ventures may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value, as defined by SFAS No. 144, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. We have determined that there has been no impairment in the carrying value of real estate assets we held as of June 30, 2007.

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

Potential Tax Impact on Limited Partners Holding Tax Preferred Units – American Jobs Creation Act of 2004

The American Jobs Creation Act of 2004 added Section 470 to the Internal Revenue Code, which provides for certain limitations on the utilization of losses by investors that are attributable to leased property owned by a partnership having both taxable and tax-exempt partners such as the Partnership. Under the limitations of Section 470, passive losses allocable to limited partners are only able to be utilized to offset passive income generated from the same property or potentially from properties owned by the same partnership. In March 2005, the Internal Revenue Service (“IRS”) announced that it would not apply Section 470 to partnerships for the taxable year 2004 based solely on the fact that a partnership had both taxable and tax-exempt partners. In December 2005, the IRS extended the period for this transitional relief through the 2005 tax year, and in December 2006, the IRS again extended the period for transitional relief through all tax years beginning prior to January 1, 2007. In addition, pursuant to Section 403(ff) of the Gulf Opportunity Zone Act of 2005, the effective date provisions regarding the applicability of Section 470 were amended to provide that, in the case of leased property treated as tax-exempt use property by reason of its being owned by a partnership having both taxable and tax-exempt partners, Section 470 will apply only to property acquired after March 12, 2004. Thus, we do not believe that the provisions of Section 470 should apply to limit the utilization of losses attributable to the properties owned by the Partnership which were acquired prior to March 12, 2004; however, due to the uncertainties and lack of guidance relating to this provision, it is unclear as to whether the acquisition of a limited partnership interest in the Partnership after the March 12, 2004 effective date may be deemed to be an acquisition of property within the meaning of the effective date provisions of Section 470. In addition, since the Partnership acquired its interest in 7500 Setzler Parkway after March 12, 2004, unless further legislation is enacted to address this issue, or some other form of relief from the provisions of Section 470 is granted, beginning in tax year 2007 and thereafter, passive losses allocable to limited partners holding Tax Preferred Units attributable to 7500 Setzler Parkway may only be used to offset passive income generated from such property (or potentially from other properties owned by the Partnership). Due to the technical nature of the Section 470 provisions and the recent effective date amendment language, as applicable to partnerships having both taxable and tax-exempt partners, and the lack of interpretive guidance available thereunder either by Regulation or administrative ruling, it is unclear whether tax-exempt use losses attributable to Partnership properties acquired after the effective date of Section 470 can be utilized to offset any net income allocable to Partnership properties acquired prior to such effective date.

Subsequent Event

The sales of the AmeriCredit Building, the John Wiley Building, and 7500 Setzler Parkway generated aggregate net sale proceeds to the Partnership of approximately $14,170,000, of which approximately $10,000,000 has previously been distributed to the limited partners through June 30, 2007. In accordance with the terms of the partnership agreement, the General Partners distributed net sale proceeds in August 2007 of approximately $4,150,000 to the limited partners of record as of June 30, 2007, which under the terms of the partnership agreement does not include limited partners acquiring units after March 31, 2007.

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

There were no significant changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended June 30, 2007, requiring disclosure under Item 103 of Regulation S-K.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended June 30, 2007.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended June 30, 2007.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended June 30, 2007.

(b)	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended June 30, 2007.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended June 30, 2007, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to Second Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XIII, L.P. (Registrant)

	By:	WELLS CAPITAL, INC.
(Corporate General Partner)

August 8, 2007	/S/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

August 8, 2007	/S/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX

TO SECOND QUARTER FORM 10-Q

OF

WELLS REAL ESTATE FUND XIII, L.P.

Exhibit No.	Description

*10.1	Purchase and Sale Agreement for Randstad - Atlanta Building (Exhibit 10.2 to Form 10-Q of Wells Real Estate Fund XIII, L.P., for the period ending March 31, 2007, Commission File No. 0-49633)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	previously filed and incorporated herein by reference