Form 10-Q
period 2007-09-30
WELLS REAL ESTATE FUND XIII L P
filed 2007-11-09
CIK 1127245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007 or

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

The accompanying financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included both in this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2006. The Partnership’s results of operations for the three months and nine months ended September 30, 2007 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND XIII, L.P.

BALANCE SHEETS

ASSETS

	(Unaudited)
	September 30, 2007	December 31, 2006
Investment in joint ventures	$13,644,922	$20,355,332
Cash and cash equivalents	4,391,530	83,793
Due from joint ventures	306,984	522,385
Other assets	18,564	192

Total assets	$18,362,000	$20,961,702

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Accounts payable and accrued expenses	$35,684	$44,764
Due to affiliates	11,914	6,166
Partnership distributions payable	340,863	464,806

Total liabilities	388,461	515,736

PARTNERS’ CAPITAL:
Limited partners:
Cash Preferred – 3,211,384 units and 3,220,631 units issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	17,608,982	20,445,966
Tax Preferred – 560,664 units and 551,417 units issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	364,557	0
General partners	0	0

Total partners’ capital	17,973,539	20,445,966

Total liabilities and partners’ capital	$18,362,000	$20,961,702

See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2007	2006	2007	2006
EQUITY IN INCOME OF JOINT VENTURES	$75,682	$207,410	$2,854,825	$703,081

EXPENSES:
General and administrative	47,892	34,671	128,880	112,246

INTEREST AND OTHER INCOME	71,660	569	188,701	2,815

NET INCOME	$99,450	$173,308	$2,914,646	$593,650

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS:
CASH PREFERRED	$329,638	$485,316	$1,466,601	$1,535,383

TAX PREFERRED	$(230,188)	$(312,008)	$1,448,045	$(941,733)

NET INCOME (LOSS) PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CASH PREFERRED	$ 0.10	$ 0.15	$0.46	$ 0.48

TAX PREFERRED	$(0.41)	$(0.57)	$2.58	$(1.70)

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CASH PREFERRED	3,211,384	3,223,631	3,211,743	3,217,480

TAX PREFERRED	560,664	548,417	560,305	554,569

See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2006

AND THE NINE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Cash Preferred		Tax Preferred
	Units	Amount	Units	Amount
BALANCE, December 31, 2005	3,197,914	$20,539,789	574,134	$912,063	$0	$21,451,852

Tax Preferred conversion elections	38,298	44,754	(38,298)	(44,754)	0	0
Cash Preferred conversion elections	(15,581)	(100,120)	15,581	100,120	0	0
Net income (loss)	0	1,756,977	0	(967,429)	0	789,548
Distributions of operating cash flow ($0.56 per weighted-average Cash Preferred Unit)	0	(1,795,434)	0	0	0	(1,795,434)

BALANCE, December 31, 2006	3,220,631	20,445,966	551,417	0	0	20,445,966

Cash Preferred conversion elections	(9,247)	(58,701)	9,247	58,701	0	0
Net income	0	1,466,601	0	1,448,045	0	2,914,646
Distributions of operating cash flow ($0.39 per weighted-average Cash Preferred Unit)	0	(1,237,073)	0	0	0	(1,237,073)
Distributions of net sale proceeds ($0.94 and $2.04 per weighted-average Cash Preferred Unit and Tax Preferred Unit, respectively)	0	(3,007,811)	0	(1,142,189)	0	(4,150,000)

BALANCE, September 30, 2007	3,211,384	$17,608,982	560,664	$364,557	$0	$17,973,539

See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF CASH FLOWS

	(Unaudited) Nine Months Ended
	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,914,646	$593,650
Operating distributions received from joint ventures	1,433,247	1,466,201
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint ventures	(2,854,825)	(703,081)
Changes in assets and liabilities:
Increase in other assets	(18,372)	(186)
Decrease in accounts payable and accrued expenses	(9,080)	(17,590)
Increase (decrease) in due to affiliates	5,748	(1,309)

Net cash provided by operating activities	1,471,364	1,337,685

CASH FLOWS FROM INVESTING ACTIVITIES:
Net sales proceeds received from joint ventures	8,379,517	0
Investment in joint ventures	(32,128)	(3,476)

Net cash provided by (used in) investing activities	8,347,389	(3,476)

CASH FLOWS FROM FINANCING ACTIVITIES:
Operating distributions paid to limited partners	(1,361,016)	(1,400,975)
Net sale proceeds distributions paid to limited partners	(4,150,000)	0

Net cash used in investing activities	(5,511,016)	(1,400,975)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,307,737	(66,766)

CASH AND CASH EQUIVALENTS, beginning of period	83,793	156,651

CASH AND CASH EQUIVALENTS, end of period	$4,391,530	$89,885

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$340,863	$403,246

See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 (unaudited)

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

The Partnership owns indirect interests in all of its real estate assets through joint ventures with other entities affiliated with the General Partners and Piedmont Operating Partnership, LP (“Piedmont OP”), formerly known as Wells Operating Partnership, L.P. Piedmont OP is a Delaware limited partnership with Piedmont Office Realty Trust, Inc., (“Piedmont REIT”), formerly known as Wells Real Estate Investment Trust, Inc., serving as its general partner; Piedmont REIT is a Maryland corporation that qualifies as a real estate investment trust. During the periods presented, the Partnership owned interests in the following joint ventures (the “Joint Ventures”) and properties:

Joint Venture	Joint Venture Partners	Properties

Wells Fund XIII-REIT Joint Venture Partnership (“Fund XIII-REIT Associates”)	• Wells Real Estate Fund XIII, L.P. • Piedmont Operating Partnership, LP	1. 8560 Upland Drive Two connected one-story office and assembly buildings located in Parker, Colorado 2. AIU – Chicago Building A four-story office building located in Hoffman Estates, Illinois

Joint Venture	Joint Venture Partners	Properties

Fund XIII and Fund XIV Associates (“Fund XIII-XIV Associates”)	• Wells Real Estate Fund XIII, L.P. • Wells Real Estate Fund XIV, L.P.

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

On April 24, 2007, Fund XIII-XIV Associates sold the Randstad – Atlanta Building to an unrelated third party for a gross sale price of $9,250,000. As a result of the sale, the Partnership received net sale proceeds of approximately $4,254,000 and was allocated a gain of approximately $1,390,000.

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

Other Assets

As of September 30, 2007 and December 31, 2006, other assets is comprised of interest income receivable. Interest receivable represents interest earned during the period presented, which will be received in the following month.

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

Recent Accounting Pronouncements

In June 2007, the American Institute of Certified Public Accountants (“AICPA”) issued SOP 07-1, Clarification of the Scope of the Audit and Accounting Guide "Investment Companies" and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies, which provides guidance for determining which entities fall within the scope of the AICPA Audit and Accounting Guide for Investment Companies and requires additional disclosures for certain of those entities. In October 2007, the Financial Accounting Standards Board (“FASB”) elected to indefinitely defer the effective date of SOP 07-1. As a result, the Partnership has postponed its evaluation of the provisions of SOP 07-1 and related impact on its financial statements and accompanying notes.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 will be effective for fiscal years beginning after November 15, 2007. The Partnership is currently assessing these provisions and evaluating the financial impact of SFAS No. 159 on its financial statements; however, it is not currently planning to adopt the fair value option in 2008.

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

The following information summarizes the operations of the Joint Ventures for the three months and nine months ended September 30, 2007 and 2006, respectively:

	Total Revenues		Income From Continuing Operations		Income From Discontinued Operations		Net Income
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007	2006	2007	2006
Fund XIII-REIT Associates	$1,450,084	$1,714,325	$144,724	$303,219	$0	$1,916	$144,724	$305,135
Fund XIII-XIV Associates	348,155	378,301	72,407	98,190	1,589	158,970	73,996	257,160

	$1,798,239	$2,092,626	$217,131	$401,409	$1,589	$160,886	$218,720	$562,295

	Total Revenues		Income From Continuing Operations		Income From Discontinued Operations		Net Income
	Nine Months Ended		Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007	2006	2007	2006
Fund XIII-REIT Associates	$4,868,161	$5,000,152	$963,922	$1,099,950	$1,428	$65,875	$965,350	$1,165,825
Fund XIII-XIV Associates	1,063,500	1,156,483	254,504	323,986	5,207,368	469,604	5,461,872	793,590

	$5,931,661	$6,156,635	$1,218,426	$1,423,936	$5,208,796	$535,479	$6,427,222	$1,959,415

The Partnership allocates its share of earnings generated by the properties owned by the Joint Ventures to its Cash Preferred and Tax Preferred limited partners pursuant to the partnership agreement provisions outlined in Note 2 for net income, net loss, and gain on sales, respectively. The components of income from discontinued operations recognized by the Joint Ventures are provided below:

	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2006
	Operating Income	Gain on Sales	Total	Operating Income	Gain on Sales	Total
Fund XIII-REIT Associates	$1,428	$0	$1,428	$65,875	$0	$65,875
Fund XIII-XIV Associates	103,322	5,104,046	5,207,368	469,604	0	469,604

	$104,750	$5,104,046	$5,208,796	$535,479	$0	$535,479

Due from Joint Ventures

As presented in the accompanying balance sheets, due from joint ventures as of September 30, 2007 and December 31, 2006 includes operating cash flow generated by the Joint Ventures during the three months ended September 30, 2007 and December 31, 2006, respectively, which is payable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

The Partnership has entered into a property management, leasing, and asset management agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Partnership’s properties, owned through the Joint Ventures, equal to the lesser of (a) 4.5% of the gross revenues collected monthly; plus, a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month’s rent, or (b) fees that would be paid to a comparable outside firm, which is assessed periodically based on market studies. In the case of commercial properties leased on a long-term net-lease basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in income of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures is $5,288 and $23,161 for the three months ended September 30, 2007 and 2006, respectively, and $43,165 and $68,174 for the nine months ended September 30, 2007 and 2006, respectively.

Administrative Reimbursements

Wells Capital, one of our General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership reimbursed Wells Capital and Wells Management for administrative expenses of $18,744 and $18,796 for the three months ended September 30, 2007 and 2006, respectively, and $62,364 and $54,228 for the nine months ended September 30, 2007 and 2006, respectively. As of September 30, 2007 and December 31, 2006, the due to affiliates balances represent administrative reimbursements due to Wells Management and/or Wells Capital.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as anticipated dividend income earned from its holdings of common stock of Piedmont REIT. In addition, WREF guarantees unsecured debt of $160 million held by another WREF-sponsored product that is in the start-up phase of its operations. As of September 30, 2007, the General Partners believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

Assertion of Legal Actions Against Related-Parties

On March 12, 2007, a stockholder of Piedmont REIT, formerly known as Wells REIT, filed a putative class action and derivative complaint, styled Washtenaw County Employees’ Retirement System v. Wells Real Estate Investment Trust, Inc., et al., in the United States District Court for the District of Maryland against, among others, Piedmont REIT, Leo F. Wells, III and Wells Capital, our General Partners, Wells Management, our property manager, certain affiliates of WREF, the directors of Piedmont REIT, and certain individuals who formerly served as officers or directors of Piedmont REIT prior to the closing of the internalization transaction on April 16, 2007. The complaint alleges, among other things, violations of the federal proxy rules and breaches of fiduciary duty arising from the Piedmont REIT internalization transaction and the related proxy statement filed with the SEC on February 26, 2007, as amended. The complaint seeks, among other things, unspecified monetary damages and nullification of the Piedmont REIT internalization transaction. On April 9, 2007, the District Court denied the plaintiff’s motion for an order enjoining the internalization transaction. On April 17, 2007, the Court granted the defendants’ motion to transfer venue to the United States District Court for the Northern District of Georgia, and the case was docketed in the Northern District of Georgia on April 24, 2007. On June 7, 2007, the Court granted a motion to designate the class lead plaintiff and class co-lead counsel. On June 27, 2007, the plaintiff filed an amended complaint, which attempts to assert class action claims on behalf of those persons who received and were entitled to vote on the Piedmont REIT proxy statement filed with the SEC on February 26, 2007 and derivative claims on behalf of Piedmont REIT. On July 9, 2007, the Court denied the plaintiff’s motion for expedited discovery related to an anticipated motion for a preliminary injunction. On August 13, 2007, the defendants filed a motion to dismiss the amended complaint. The motion to dismiss has been fully briefed and is currently pending before the Court. Mr. Wells, Wells Capital, and Wells Management intend to vigorously defend this action. Any financial loss incurred by Wells Capital, Wells Management, or their affiliates could hinder their ability to successfully manage our operations and our portfolio of investments.

On August 24, 2007, two stockholders of Piedmont REIT filed a putative derivative complaint, styled Donald and Donna Goldstein, Derivatively on behalf of Defendant Wells Real Estate Investment Trust, Inc. v. Leo F. Wells, III, et. al., in the Superior Court of Fulton County, Georgia on behalf of Piedmont REIT against, among others, Leo F. Wells, III and Wells Capital, our General Partners, and a number of individuals who currently or formerly served as officers or directors of Piedmont REIT. The complaint alleges, among other things, that the consideration paid by Piedmont REIT as part of the internalization transaction was excessive; that the defendants breached their fiduciary duties to Piedmont REIT; and that the internalization transaction unjustly enriched the defendants. The complaint seeks, among other things, a judgment declaring that the defendants committed breaches of their fiduciary duties and were unjustly enriched at the expense of Piedmont REIT; monetary damages equal to the amount by which Piedmont REIT was damaged by the defendants; an order awarding Piedmont REIT restitution from the defendants and ordering disgorgement of all profits and benefits obtained by the defendants from their wrongful conduct and fiduciary breaches; an order rescinding the internalization transaction; and the establishment of a constructive trust upon any benefits improperly received by the defendants as a result of their wrongful conduct. On October 19, 2007, the Court granted the defendants’ motion for a protective order staying discovery until the Court rules on the defendants’ motion to dismiss the complaint. On October 31, 2007, the defendants filed their motion to dismiss the plaintiffs’ derivative complaint, which is currently pending before the Court. Mr. Wells and Wells Capital intend to vigorously defend this action. Any financial loss incurred by Wells Capital or its affiliates could hinder their ability to successfully manage our operations and our portfolio of investments.

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

The sales of 7500 Setzler Parkway and the Randstad – Atlanta Building generated aggregate net sale proceeds to the Partnership of approximately $8,380,000, of which approximately $4,106,000 has previously been distributed to the limited partners through September 30, 2007. In accordance with the terms of the partnership agreement, the General Partners distributed net sale proceeds in November 2007 of approximately $4,260,000 to the limited partners of record as of September 30, 2007, which under the terms of the partnership agreement, did not include limited partners acquiring units after June 30, 2007.

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

Portfolio Overview

We are currently in the holding phase of our life cycle. We currently own interests in three properties, all of which are well-leased. In August 2007, Fund XIII-XIV Associates completed a lease amendment with the majority tenant at the Siemens – Orlando Building, Siemens Shared Services, LLC (“Siemens”), which allowed the tenant to lease approximately 7,100 additional square feet at this building through September 2009. Our focus in the near-term is to maintain the high occupancy level of our portfolio and maximize operating performance in each of our assets.

Operating distributions payable to the limited partners holding Cash Preferred Units for the third quarter of 2007 decreased slightly as compared to the second quarter of 2007 due to reduced cash flows as a result of the expiration of the Philips Electronics North America Corporation (“Philips”) lease at the AIU – Chicago Building. We anticipate that operating distributions will remain at similar levels in the near-term.

In August 2007, the General Partners distributed net sale proceeds from the sales of the AmeriCredit Building, the John Wiley Building, and 7500 Setzler Parkway of approximately $4,150,000 to limited partners. In November 2007, the General Partners distributed net sale proceeds from the sales of 7500 Setzler Parkway and the Randstad – Atlanta Building of approximately $4,260,000 to limited partners.

Property Summary

As we continue to operate in the holding phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we will seek to maximize returns to our limited partners by negotiating long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs and portfolio costs. Later as we move into the positioning-for-sale and disposition-and-liquidation phases, our attention will shift to locating suitable buyers and negotiating purchase-sale contracts that will attempt to maximize the total return to our limited partners, and minimize contingencies and our post-closing involvement with buyers.

Information relating to the properties owned, or previously owned, by the Joint Ventures is provided below:

•	The AmeriCredit Building was sold on April 13, 2005.

•	The John Wiley Building was sold on April 13, 2005.

•	The 7500 Setzler Parkway building was sold on January 31, 2007.

•	The Randstad – Atlanta Building was sold on April 24, 2007.

•	8560 Upland Drive, located in Parker, Colorado, is 100% leased through December 2011.

•

The AIU – Chicago Building is located in Hoffman Estates, Illinois, a suburb of Chicago. This asset is currently 83% leased, as a result of the lease expiration of Philips in mid-July 2007. The remaining lease expiration for this building is December 2010.

•	The Siemens – Orlando Building is located in Orlando, Florida. This asset is currently 100% leased to three tenants. The major lease to Siemens extends through September 2009.

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

Short-Term Liquidity

During the nine months ended September 30, 2007, we generated net operating cash flows, including operating distributions received from the Joint Ventures, of approximately $1,471,000. Such operating cash flows were primarily used to fund operating distributions of approximately $1,361,000 to Cash Preferred limited partners. Operating distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. The majority of such operating cash flows were used to pay operating distributions to limited partners. Future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs for tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures. We anticipate that operating distributions to limited partners will remain at similar levels in the near-term. During the nine months ended September 30, 2007, we received aggregate net sale proceeds of approximately $8,380,000 from the sales of 7500 Setzler Parkway and the Randstad – Atlanta Building, of which approximately $4,150,000 has been distributed to the limited partners.

During the nine months ended September 30, 2007, we invested residual operating cash flows of approximately $32,000 in Fund XIII-XIV Associates to fund our pro-rata share of re-leasing costs incurred at the Siemens – Orlando Building and capital improvements at the Randstad – Atlanta Building.

At this time, we expect to continue to generate cash flows from operations, including distributions from the Joint Ventures, sufficient to cover our estimated future expenses. We also believe that the cash on hand and operating distributions due from the Joint Ventures are sufficient to cover our working capital needs, including liabilities of approximately $388,000 as of September 30, 2007.

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

As of September 30, 2007, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

Property Sold	Net Sale Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of September 30, 2007	Undistributed Net Sale Proceeds as of September 30, 2007
				Amount	Purpose
AmeriCredit Building (sold in 2005)	$14,301,802	28.11%	$4,020,236	$0	—	$4,020,236	$0

John Wiley Building (sold in 2005)	$21,427,599	28.11%	6,023,298	0	—	6,023,298	0

7500 Setzler Parkway (sold in 2007)	$8,723,080	47.30%	4,126,017	0	—	4,106,466	19,551

Randstad - Atlanta Building (sold in 2007)	$8,992,600	47.30%	4,253,500	0	—	0	4,253,500

Total			$18,423,051	$0		$14,150,000	$4,273,051

In August 2007, net sale proceeds of approximately $4,150,000 from the sales of the AmeriCredit Building, the John Wiley Building, and 7500 Setzler Parkway were distributed to limited partners. We also distributed net sale proceeds of approximately $4,260,000 from the sales of 7500 Setzler Parkway and the Randstad – Atlanta Building in November 2007. Upon evaluating the capital needs of the properties in which we currently own an interest, our General Partners have determined to hold reserves of net sale proceeds of approximately $13,000.

Results of Operations

Equity in Income of Joint Ventures

Equity in income of Joint Ventures was $75,682 and $207,410 for the three months ended September 30, 2007 and 2006, respectively. The decrease is primarily attributable to a decline in operating income resulting from the sales of 7500 Setzler Parkway in January 2007 and the Randstad – Atlanta Building in April 2007 and a decline in rental income as a result of the expiration of the Philips lease at the AIU – Chicago Building in July 2007.

Equity in income of Joint Ventures was $2,854,825 and $703,081 for the nine months ended September 30, 2007 and 2006, respectively. The increase is primarily attributable to (i) the gain recognized on the sales of 7500 Setzler Parkway in January 2007 and the Randstad – Atlanta Building in April 2007, partially offset by (ii) a decline in operating income resulting from the aforementioned sales, and (iii) a decline in rental income as a result of the expiration of the Philips lease at the AIU – Chicago Building in July 2007.

Absent property sales, we anticipate equity in income of the Joint Ventures to increase as a result of the lease amendment executed at the Siemens – Orlando Building, which resulted in an increase in space leased, partially offset by a reduction of income due to the Philips’ lease expiration at the AIU – Chicago Building in July 2007.

Expenses

General and administrative expenses were $47,892 and $34,671 for the three months ended September 30, 2007 and 2006, respectively, and $128,880 and $112,246 for the nine months ended September 30, 2007 and 2006, respectively. The 2007 increases are primarily attributable to an increase in accounting fees and printing costs relating to compliance with additional reporting and regulatory requirements, partially offset by a decrease in legal fees. We anticipate additional increases in our administrative expenses in future periods resulting from increased costs relating to compliance with additional reporting and regulatory requirements.

Interest and Other Income

Interest and other income was $71,660 and $569 for the three months ended September 30, 2007 and 2006, respectively, and $188,701 and $2,815 for the nine months ended September 30, 2007 and 2006, respectively. The 2007 increases are primarily the result of an increase in the average amount of net sale proceeds held during the respective periods due to the sales of 7500 Setzler Parkway in January 2007 and the Randstad – Atlanta Building in April 2007, partially offset by the distribution of net sale proceeds to limited partners in August 2007. Future levels of interest income will be largely dependent upon the level of net sale proceeds held based on the timing of future dispositions and net sale proceeds distributions to the limited partners.

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

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest through investments in the Joint Ventures may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value, as defined by SFAS No. 144, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. We have determined that there has been no impairment in the carrying value of any of our real estate assets held as of September 30, 2007.

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

Allocation of Purchase Price of Acquired Assets

Upon the acquisition of real properties through investment in Joint Ventures, the Partnership allocates the purchase price of properties to the acquired tangible assets, consisting of land and building, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases and the value of in-place leases based in each case on their estimated fair values.

The fair values of the tangible assets of an acquired property (which includes land and building) are determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and building based on management’s determination of the relative fair value of these assets. Management determines the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases, including leasing commissions and other related costs. In estimating carrying costs, management includes real estate taxes, insurance, and other operating expenses during the expected lease-up periods based on current market conditions.

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

The fair values of in-place leases include direct lease origination costs associated with obtaining a new tenant, absorption period costs associated with lost rentals which are avoided by acquiring an in-place lease, and tenant relationships. Direct lease origination costs associated with obtaining a new tenant include commissions, tenant improvements, and other direct costs and are estimated based on management’s consideration of current market costs to execute a similar lease. These direct costs are included in deferred leasing costs in the accompanying balance sheets and are amortized to expense over the remaining terms of the respective leases. The value of absorption period costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. Customer relationships are valued based on expected renewal of a lease or the likelihood of obtaining a particular tenant for other locations. The value of absorption period costs and tenant relationships are included in intangible lease asset in the accompanying balance sheets and are amortized to expense over the remaining terms of the respective leases.

Estimates of the fair values of the tangible and intangible assets require us to estimate market lease rates, property operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, and the number of years the property is held for investment. The use of inappropriate estimates would result in an incorrect assessment of our purchase price allocations, which would impact the amount of our reported net income.

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

Subsequent Event

The sales of 7500 Setzler Parkway and the Randstad – Atlanta Building generated aggregate net sale proceeds to the Partnership of approximately $8,380,000, of which approximately $4,106,000 has previously been distributed to the limited partners through September 30, 2007. In accordance with the terms of the partnership agreement, the General Partners distributed net sale proceeds in November 2007 of approximately $4,260,000 to the limited partners of record as of September 30, 2007, which under the terms of the partnership agreement, did not include limited partners acquiring units after June 30, 2007.

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

There were no significant changes in our internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended September 30, 2007, requiring disclosure under Item 103 of Regulation S-K.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended September 30, 2007.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended September 30, 2007.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended September 30, 2007.

(b)	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended September 30, 2007.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended September 30, 2007, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to Third Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XIII, L.P. (Registrant)

	By:	WELLS CAPITAL, INC.
(Corporate General Partner)

November 8, 2007	/S/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

November 8, 2007	/S/ DOUGLAS P. WILLIAMS
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