Form 10-K
period 2007-12-31
WELLS REAL ESTATE FUND XIII L P
filed 2008-03-27
CIK 1127245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated file”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                 Accelerated filer  ☐

Non-accelerated filer  ☒ (Do not check if a smaller reporting company)                 Smaller reporting company  ☐

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

General

Wells Real Estate Fund XIII, L.P. (the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Capital, Inc. (“Wells Capital”), a Georgia corporation, serving as its general partners (collectively, the “General Partners”). Wells Capital is a wholly owned subsidiary of Wells Real Estate Funds, Inc. (“WREF”). Leo F. Wells, III is the president and sole director of Wells Capital and the president, sole director, and sole owner of WREF. The Partnership was formed on September 15, 1998, for the purpose of acquiring, developing, owning, operating, improving, leasing, and managing income-producing commercial properties for investment purposes. Upon subscription for units, limited partners elected to have their units treated as Cash Preferred Units or Tax Preferred Units. Thereafter, limited partners have the right to change their prior elections to have some or all of their units treated as Cash Preferred Units or Tax Preferred Units one time during each quarterly accounting period (“conversion elections”). Limited partners may vote to, among other things: (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; (c) add or remove a general partner; (d) elect a new general partner; (e) dissolve the Partnership; and (f) approve a sale involving all or substantially all of the Partnership’s assets, subject to certain limitations. The majority vote on any of the described matters will bind the Partnership, without the concurrence of the General Partners. Each limited partnership unit has equal voting rights, regardless of which class of unit is selected.

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

We are in the holding phase of our life cycle, and accordingly will focus resources on managing the Partnership’s existing portfolio, including identifying strategic sales of certain properties, and locating suitable replacement tenants for vacant space as necessary.

Employees

The Partnership has no direct employees. The employees of Wells Capital and Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, perform a full range of real estate services for the Partnership including leasing and property management, accounting, asset management, and investor relations. See Item 13, “Certain Relationships and Related Transactions,” for a summary of the fees paid to the General Partners or their affiliates during the years ended December 31, 2007, 2006, and 2005.

Insurance

Wells Management carries comprehensive liability and extended coverage with respect to the properties we own through our interest in the joint venture. In the opinion of management, our properties are adequately insured.

Competition

We will experience competition for tenants from owners and managers of competing projects which may include the General Partners or their affiliates. As a result, in connection with negotiating leases, we may offer rental concessions, reduced charges for tenant improvements, and other inducements, all of which may have an adverse impact on results of operations. We are also in competition with sellers of similar properties to locate suitable purchasers for its properties.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as anticipated dividend income earned from its holdings of common stock of Piedmont Office Realty Trust, Inc. (“Piedmont REIT”), formerly known as Wells Real Estate Investment Trust, Inc. In addition, as of December 31, 2007, WREF guaranteed certain unsecured debt of another WREF-sponsored product that is in the start-up phase of its operations. As of February 29, 2008, the amount of the debt guaranteed by WREF was equal to approximately $139.7 million. As of December 31, 2007, the General Partners believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

We are also dependent upon the ability of our current tenants to pay their contractual rent amounts as they become due. The inability of a tenant to pay future rental amounts would have a negative impact on our results of operations. We are not aware of any reason why our current tenants will not be able to pay their contractual rental amounts as they become due in all material respects. Situations preventing our tenants from paying contractual rents could result in a material adverse impact on our results of operations.

Assertion of Legal Actions Against Related-Parties

On March 12, 2007, a stockholder of Piedmont REIT filed a putative class action and derivative complaint, styled Washtenaw County Employees’ Retirement System v. Wells Real Estate Investment Trust, Inc., et al., in the United States District Court for the District of Maryland against, among others, Piedmont REIT; Leo F. Wells, III and Wells Capital, our General Partners; Wells Management, our property manager; certain affiliates of WREF; the directors of Piedmont REIT; and certain individuals who formerly served as officers or directors of Piedmont REIT prior to the closing of the internalization transaction on April 16, 2007. The complaint alleges, among other things, violations of the federal proxy rules and breaches of fiduciary duty arising from the Piedmont REIT internalization transaction and the related proxy statement filed with the Securities and Exchange Commission (“SEC”) on February 26, 2007, as amended. The complaint seeks, among other things, unspecified monetary damages and nullification of the Piedmont REIT internalization transaction. On April 9, 2007, the District Court denied the plaintiff’s motion for an order enjoining the internalization transaction. On April 17, 2007, the Court granted the defendants’ motion to transfer venue to the United States District Court for the Northern District of Georgia, and the case was docketed in the Northern District of Georgia on April 24, 2007. On June 7, 2007, the Court granted a motion to designate the class lead plaintiff and class co-lead counsel. On June 27, 2007, the plaintiff filed an amended complaint, which attempts to assert class action claims on behalf of those persons who received and were entitled to vote on the Piedmont REIT proxy statement filed with the SEC on February 26, 2007, and derivative claims on behalf of Piedmont REIT. On July 9, 2007, the Court denied the plaintiff’s motion for expedited discovery related to an anticipated motion for a preliminary injunction. On August 13, 2007, the defendants filed a motion to dismiss the amended complaint. The motion to dismiss has been fully briefed and is currently pending before the Court. Mr. Wells, Wells Capital, and Wells Management intend to vigorously defend this action. Any financial loss incurred by Wells Capital, Wells Management, or their affiliates could hinder their ability to successfully manage our operations and our portfolio of investments.

On August 24, 2007, two stockholders of Piedmont REIT filed a derivative complaint, styled Donald and Donna Goldstein, Derivatively on behalf of Defendant Wells Real Estate Investment Trust, Inc. v. Leo F. Wells, III, et al., in the Superior Court of Fulton County, Georgia, on behalf of Piedmont REIT against, among others, Leo F. Wells, III and Wells Capital, our General Partners, and a number of individuals who currently or formerly served as officers or directors of Piedmont REIT. The complaint alleges, among other things, that the consideration paid by Piedmont REIT as part of the internalization transaction was excessive; that the defendants breached their fiduciary duties to Piedmont REIT; and that the internalization transaction unjustly enriched the defendants. The complaint seeks, among other things, a judgment declaring that the defendants committed breaches of their fiduciary duties and were unjustly enriched at the expense of Piedmont REIT; monetary damages equal to the amount by which Piedmont REIT was damaged by the defendants; an order awarding Piedmont REIT restitution from the defendants and ordering disgorgement of all profits and benefits obtained by the defendants from their wrongful conduct and fiduciary breaches; an order rescinding the internalization transaction; and the establishment of a constructive trust upon any benefits improperly received by the defendants as a result of their wrongful conduct. On October 19, 2007, the Court verbally granted the defendants’ motion for a protective order (and entered a written order on October 24, 2007) staying discovery until the Court rules on the defendants’ motion to dismiss the complaint. On October 31, 2007, the defendants filed their motion to dismiss the plaintiffs’ derivative complaint. On December 19, 2007, the Court entered an order allowing the plaintiffs to take limited written discovery on the issue of derivative demand, but the order staying discovery entered in October 2007 otherwise remains in effect. The defendants responded to the limited discovery requested by the plaintiffs. On January 10, 2008, the plaintiffs filed an amended complaint, which contains substantially the same counts against the same defendants as the original complaint with certain additional factual allegations based primarily on events occurring after the original complaint was filed. In addition, the plaintiffs have responded to the defendants’ motion to dismiss this lawsuit. A hearing on the motion to dismiss was held on February 22, 2008, and on March 13, 2008, the Court granted the motion to dismiss.

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

Adverse economic conditions affecting a particular industry of one or more of our tenants could affect the financial ability of one or more of our tenants to make payments under their leases, which could cause delays in our receipt of rental revenues or a vacancy in one or more of our properties for a period of time. Therefore, changes in economic conditions of the particular industry of one or more of our tenants could reduce our income and distributions to limited partners and the value of one or more of our properties at the time of sale of such properties.

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

The success of our investments materially depends on the financial stability of our tenants. A default or termination by a significant tenant on its lease payments to us would cause us to lose the revenue associated with such lease and require us to find an alternative source of revenue. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting our property. If significant leases are terminated or defaulted upon, we may be unable to lease the property for the rent previously received or sell the property without incurring a loss. These events could cause us to reduce the amount of distributions to limited partners.

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

General Investment Risks

The Georgia Revised Uniform Limited Partnership Act (“GRULPA”) does not grant you any specific voting rights, and your rights are limited under our partnership agreement.

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

Payment of fees to our General Partners or their affiliates will reduce cash available for distributions to our limited partners.

Our General Partners or their affiliates perform services for us in connection with the management and leasing of our properties in which we own interests. Our affiliates may receive property management and leasing fees of 4.5% of gross revenues in connection with the commercial properties we own. In addition, we will reimburse our General Partners or their affiliates for the administrative services necessary to our prudent operation, which includes actual costs of goods, services, and materials used for or by the Partnership. These fees and reimbursements will reduce the amount of cash available for capital expenditures to our properties or distributions to our limited partners.

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

We may be required to expend substantial funds for tenant improvements and tenant refurbishments to vacated space and other lease-up costs. Substantially all of our net offering proceeds available for investment were used for investment in Partnership properties, and we do not anticipate that we will maintain permanent working capital reserves. We also have no identified funding source to provide funds which may be required in the future for tenant improvements, tenant refurbishments, and other lease-up costs in order to attract new tenants. We cannot assure you that any such source of funding will be available to us for such purposes in the future. In the event that we are required to use net cash from operations to fund such tenant improvements, tenant refurbishments, and other lease-up costs, cash distributions to limited partners holding Cash Preferred Units will be reduced or eliminated for potentially extended periods of time.

Concentration of Credit Risk

The Partnership maintains bank accounts with high credit, quality financial institutions. At times, the balances in these accounts may exceed federally insured limits.

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

The estimated unit valuations contained in this Annual Report on Form 10-K should not be viewed as an accurate reflection of the value of the limited partners’ units, what limited partners might be able to sell their units for, or the fair market value of the Partnership’s properties, nor do they necessarily represent the amount of net proceeds limited partners would receive if the Partnership’s properties were sold and the proceeds distributed in a liquidation of the Partnership. There is no established public trading market for the Partnership’s limited partnership units, and it is not anticipated that a public trading market for the units will ever develop. We did not obtain any third-party appraisals of our properties in connection with these estimated unit valuations. In addition, property values are subject to change and could decline in the future. The valuations performed by the General Partners are estimates only, and are based on a number of assumptions which may not be accurate or complete and may or may not be applicable to any specific limited partnership units. Further, these estimated valuations assume, and are applicable only to, limited partners who have made no conversion elections under the partnership agreement and who purchased their units directly from the Partnership in the Partnership’s original public offering of units. It also should be noted that, as properties are sold and the net proceeds from property sales are distributed to limited partners, the remaining value of the Partnership’s portfolio of properties, and resulting value of Partnership’s limited partnership units, will naturally decline.

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

We are dependent on Wells Capital to conduct our operations; thus, adverse changes in the financial condition of Wells Capital, including changes arising from litigation, or our relationship with Wells Capital could hinder its ability to successfully manage our operations and our portfolio of investments. As a general partner in many Wells-sponsored programs, Wells Capital may have contingent liabilities for the obligations of such programs. Enforcement of such obligations against Wells Capital could result in a substantial reduction of its net worth. If such liabilities affected the level of services that Wells Capital could provide, our operations and financial performance could suffer. In addition, WREF, the sole stockholder of Wells Capital, currently guarantees unsecured debt held by Wells Timberland REIT, Inc., a WREF-sponsored product that is in the startup phases of its operations, equal to approximately $139.7 million as of February 29, 2008.

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

Increases in our general and administrative operating expenses, including increased expenses associated with operating as a public company in the current regulatory environment, could limit our ability to make distributions.

Our general and administrative operating expenses have increased, and the regulatory environment has resulted in increases in our expenses related to operating as a public company. In addition, as we evolve through our partnership life cycle, and sell various properties in our portfolio, our general and administrative operating expenses become a larger percentage in relationship to our operating cash flow and the value of our properties. Further, we bear all expenses incurred in connection with our operations, which are deducted from cash funds generated by operations prior to computing the amount of net cash from operations to be distributed to our limited partners. Therefore, as a result of the increased general and administrative operating expenses and increased percentage of such expenses, we cannot assure you that sufficient cash will be available to make future distributions to you from either net cash from our operations or proceeds from the sale of our properties.

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

Federal Income Tax Risks

The Internal Revenue Service (“IRS”) may challenge our characterization of material tax aspects of your investment in the Partnership.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

There were no unresolved SEC staff comments as of December 31, 2007.

ITEM 2.	PROPERTIES.

Overview

The Partnership owns indirect interests in all of its real estate assets through joint ventures with other entities affiliated with the General Partners and Piedmont Operating Partnership, LP (“Piedmont OP”), formerly known as Wells Operating Partnership, L.P. Piedmont OP is a Delaware limited partnership with Piedmont REIT serving as its general partner; Piedmont REIT is a Maryland corporation that qualifies as a real estate investment trust. During the periods presented, the Partnership owned interests in the following joint ventures (the “Joint Ventures”) and properties:

				Leased % as of December 31,
Joint Venture	Joint Venture Partners	Ownership %	Properties	2007	2006	2005	2004	2003
Wells Fund XIII-REIT Joint Venture Partnership (“Fund XIII-REIT Associates”)	• Wells Real Estate Fund XIII, L.P. • Piedmont Operating Partnership, LP	28.1% 71.9%	1. AmeriCredit Building(1) A two-story office building located in Orange Park, Florida	—	—	—	100%	100%

			2. 8560 Upland Drive Two connected one-story office and assembly buildings located in Parker, Colorado	100%	100%	100%	100%	100%

			3. John Wiley Building(1) A four-story office building located in Fishers, Indiana	—	—	—	100%	100%

			4. AIU – Chicago Building A four-story office building located in Hoffman Estates, Illinois	83%	100%	100%	100%	98%

Fund XIII and Fund XIV Associates (“Fund XIII-XIV Associates”)	• Wells Real Estate Fund XIII, L.P. • Wells Real Estate Fund XIV, L.P.	47.3% 52.7%	5. Siemens–Orlando Building (Acquired on October 30, 2003) Two one-story office buildings located in Orlando, Florida	100%	100%	100%	100%	100%

			6. Randstad – Atlanta Building(2) (Acquired on December 19, 2003) Four-story office building located in Atlanta, Georgia	—	100%	100%	100%	100%

			7. 7500 Setzler Parkway(3) (Acquired on March 26, 2004) One-story office and warehouse building located in Brooklyn Park, Minnesota	—	100%	100%	100%	—

(1)	These properties were sold in April 2005.

(2)	This property was sold in April 2007.

(3)	This property was sold in January 2007.

Wells Real Estate Fund XIV, L.P. is affiliated with the Partnership through common general partners. Each of the properties described above was acquired on an all-cash basis.

Lease Expirations

As of December 31, 2007, the lease expirations scheduled during the following 10 years for all properties in which the Partnership held an interest through the Joint Ventures, assuming no exercise of renewal options or termination rights, are summarized below:

Year of Lease Expiration	Number of Leases Expiring	Square Feet Expiring	Annualized Gross Base Rent in Year of Expiration	Partnership Share of Annualized Gross Base Rent in Year of Expiration(1)	Percentage of Total Square Feet Expiring	Percentage of Total Annualized Gross Base Rent in Year of Expiration
2009(2)	1	59,201	$892,543	$422,173	15.2%	16.8%
2010(3)	1	159,669	2,578,655	724,860	40.9	48.4
2011(4)	1	148,204	1,461,219	410,749	38.0	27.4
2012(5)	1	9,888	169,184	80,024	2.5	3.2
2013(6)	1	13,086	221,965	104,990	3.4	4.2

	5	390,048	$5,323,566	$1,742,796	100.0%	100.0%

(1)	The Partnership’s share of annualized gross base rent in year of expiration is calculated based on the Partnership’s ownership percentage in the joint venture that owns the leased property.

(2)	Siemens – Orlando Building: Siemens Shared Services, LLC lease (approximately 59,200 square feet).

(3)	AIU – Chicago Building: American InterContinental University, Inc. lease (approximately 159,700 square feet).

(4)	8560 Upland Drive: Quantum Corporation lease (approximately 148,200 square feet).

(5)	Siemens – Orlando Building: Etour and Travel, Inc. lease (approximately 9,900 square feet).

(6)	Siemens – Orlando Building: Rinker Materials of Florida, Inc. lease (approximately 13,100 square feet).

Property Descriptions

The properties in which the Partnership owns an interest through the Joint Ventures during the periods presented are further described below:

AmeriCredit Building

The AmeriCredit Building is a two-story office building containing approximately 85,000 rentable square feet located in Orange Park, Florida. The entire AmeriCredit Building was under a lease agreement with AmeriCredit Financial Services Corporation (“AmeriCredit”), a wholly-owned subsidiary of AmeriCredit Corp., which was set to expire on June 30, 2011. On April 13, 2005, the Fund XIII-REIT Associates sold the AmeriCredit Building to an unrelated third party, for a gross sale price of $14,444,000. As a result of the sale of the AmeriCredit Building, the Partnership received net sale proceeds of approximately $4,020,000 and was allocated a gain of approximately $666,000.

8560 Upland Drive

The 8560 Upland Drive property consists of two one-story office buildings connected to a light assembly building containing approximately 148,000 rentable square feet located in Parker, Colorado. Additionally, Fund XIII-REIT Associates purchased an undeveloped 3.43-acre tract of land immediately adjacent to 8560 Upland Drive. The 8560 Upland Drive property was under a lease agreement with Advanced Digital Information Corporation (“ADIC”) for the entire property, which commenced in December 2001 and was set to expire on December 31, 2011. On July 31, 2006, ADIC assigned its lease rights to Quantum Corporation (“Quantum”). Quantum has the right to extend the lease for two additional five-year periods of time by giving written notice to the landlord at least nine months prior to the expiration date of the then current lease term. The base rent payable for each extended term of the lease will be the then-current market rate. As of December 31, 2007, the annualized base rent was approximately $1,350,000, increasing approximately 2% annually each January through the expiration of the lease. The annualized base rent in 2011 is approximately $1,461,000.

John Wiley Building

The John Wiley Building is a four-story office building containing approximately 141,000 rentable square feet located in Fishers, Indiana. The John Wiley Building was under lease agreements with John Wiley & Sons (approximately 123,700 square feet), United Students Aid Funds (approximately 14,400 square feet), and Robert Half International (approximately 3,000 square feet). The John Wiley & Sons lease commenced on November 1, 1999 and was set to expire on October 31, 2009. The United Students Aid Funds lease commenced on February 9, 2001 and was set to expire on July 31, 2005. On April 13, 2005, Fund XIII-REIT Associates sold the John Wiley Building to an unrelated third party, for a gross sale price of $21,530,000. As a result of the sale of the John Wiley Building, the Partnership received net sale proceeds of approximately $6,023,000 and was allocated a gain of approximately $1,392,000.

AIU – Chicago Building

The AIU – Chicago Building is a four-story office building containing approximately 194,000 rentable square feet located in Hoffman Estates, Illinois. As of December 31, 2007, approximately 82% of the AIU – Chicago Building is leased under net lease agreements (i.e., operating costs and maintenance costs are paid by the tenants) with American InterContinental University, Inc. (“AIU”) (approximately 159,700 square feet). Approximately 1% of the building is leased to Piedmont Office Management, LLC (1,200 square feet for the management office, expiring December 2025).

The initial AIU lease, which included approximately 74,300 square feet, commenced in May 2002 and was set to expire in June 2008. AIU entered into lease amendments to occupy additional space, including (i) approximately 4,400 square feet, which commenced in April 2003 and was also set to expire in June 2008, (ii) approximately 49,000 square feet, which commenced in July 2003 and expires in December 2010, (iii) approximately 4,100 square feet, which commenced in May 2004 and also expires in December 2010, (iv) approximately 13,500 square feet, which commenced in February 2005 and was set to expire in October 2008, and (v) approximately 7,200 square feet, which commenced in February 2005 and was set to expire in June 2008. In October 2005, AIU amended its lease again in order to occupy additional space of approximately 7,300 square feet, which had previously been leased to WFS Financial, and to extend all of the termination dates to December 31, 2010. AIU has a right of first offer to lease additional space in the AIU – Chicago Building upon such space becoming available. The AIU lease prohibits Fund XIII-REIT Associates from leasing any space in the AIU – Chicago Building to any business, which offers post-high school or corporate training as its primary function. As of December 31, 2007, the annual base rent payable under the AIU lease was approximately $2,393,000. The annualized rent payable in 2010 for the AIU lease expiring is approximately $2,579,000.

Philips Electronics North America Corporation (“Philips North America”) is a wholly owned subsidiary of Philips Holding USA Inc., which is a wholly owned subsidiary of Koninklijke Philips Electronics N.V. (“Philips”). Philips North America manages the North American operations of Philips, a worldwide electronics manufacturer. The Philips North America lease covered approximately 32,900 rentable square feet and commenced in July 2002 and expired in July 2007. After fulfilling the terms of the lease, Philips North America vacated the space, and it currently remains unoccupied.

Siemens – Orlando Building

The Siemens – Orlando Building is comprised of two single-story office buildings containing approximately 82,000 aggregate rentable square feet, on an approximately 7.5-acre tract of land located in Orlando, Florida. The Siemens – Orlando Building, which was completed in 2002, is under lease agreements with Siemens Shared Services, LLC (approximately 72%); Rinker Materials of Florida, Inc. (approximately 16%); and Etour and

Travel, Inc. (approximately 12%). Siemens Shared Services LLC (“Siemens”) occupies approximately 59,200 rentable square feet of the Siemens – Orlando Building. Siemens, a subsidiary of Siemens AG, provides accounting and human resources services to the operating subsidiaries of Siemens AG, including Siemens Corporation, the guarantor of the Siemens lease, which conducts the American operations for Siemens AG. Siemens has its corporate headquarters in Iselin, New Jersey. Siemens AG is a worldwide electronics and electrical engineering company with corporate headquarters in Munich, Germany. The initial Siemens lease, which included approximately 52,100 square feet, commenced on October 1, 2002 and expires on September 30, 2009. On August 15, 2007, Siemens exercised its right of first refusal to lease approximately 7,100 additional square feet of space through September 30, 2009, which had been vacated by Best Buy Stores, L.P. (“Best Buy”) in January 2007. Siemens has the right, at its option, to extend the initial term of its leases for two additional three-year periods at 95% of the then-current market rental rate. Siemens has an option to lease additional space in the Siemens – Orlando Building upon such space becoming available and subject to first refusal rights of other tenants of the Siemens – Orlando Building. As of December 31, 2007 the annual base rent payable under the Siemens lease was approximately $871,000, increasing to approximately $893,000 in October 2008 through the remainder of the lease term.

Rinker Materials of Florida, Inc. (“Rinker”) occupies approximately 13,100 rentable square feet of the Siemens – Orlando Building. Rinker is a privately held concrete company with corporate headquarters in West Palm Beach, Florida. Rinker provides construction and building materials in Florida, Georgia, and South Carolina, including cement, aggregate, brick, glass block, reinforcing steel, construction chemicals, drywall, and fireplaces. Rinker is a wholly owned subsidiary of Rinker Group Limited (“Rinker Group”), an Australian company with corporate headquarters in Chatswood, Australia. Rinker Group is a worldwide heavy building materials corporation. The Rinker lease commenced in April 2003 and expires in April 2013. Rinker has the right, at its option, to extend the initial term of its lease for two additional five-year periods at the then-current market rental rate but not less than the base rent last payable under this lease as renewed. As of December 31, 2007, the annual base rent payable under the Rinker lease is approximately $191,000, increasing approximately 3% annually each April through the expiration of the lease. The annualized base rent payable in 2013 is approximately $222,000.

Etour and Travel, Inc. (“Etour”), formerly Cape Canaveral Tour and Travel, Inc., occupies approximately 9,900 rentable square feet of the Siemens – Orlando Building. Etour is a subsidiary of Kosmas Group International, Inc. (“Kosmas”), the guarantor of the Etour leases. Kosmas is a vacation ownership company with corporate headquarters in New Smyrna Beach, Florida. Kosmas provides timeshare ownership of ten resorts in New Smyrna Beach, two in Kissimmee, and one in Key West, Florida. The Etour lease was set to expire November 30, 2007. On May 24, 2007, Etour exercised its first renewal option which commenced on December 1, 2007 and expires on November 30, 2012. Etour has the right, at its option, to extend the initial term of its leases for one additional five-year period at the then-current market rental rate. As of December 31, 2007, the annual base rent payable under the Etour Leases was approximately $150,000. The annualized base rent payable in 2012 is approximately $169,000.

Best Buy occupied approximately 7,100 rentable square feet of the Siemens – Orlando Building. Best Buy is a wholly owned subsidiary of Best Buy Co., Inc. (“Best Buy Co.”). Best Buy Co. is a retailer of consumer electronics, personal computers, entertainment software, and appliances in North America. The Best Buy lease commenced in October 2001 and expired in November 2006; however, Best Buy continued to occupy the space until January 2007 at a rate of 125% of base rent payable, which was approximately $14,000 per month.

Randstad – Atlanta Building

The Randstad – Atlanta Building is a four-story office building containing approximately 65,000 aggregate rentable square feet, on an approximately 2.9-acre tract of land located in Atlanta, Georgia. The Randstad – Atlanta Building was under a lease agreement with the sole tenant, Randstad Staffing Solutions, L.P. (“Randstad”), an affiliate of Randstad Holdings N.V. The Randstad lease commenced on December 19, 2003 and was to expire on December 31, 2013. On April 24, 2007, Fund XIII-XIV Associates sold the Randstad – Atlanta

Building to an unrelated third party for a gross sale price of $9,250,000. As a result of the sale, the Partnership received net sale proceeds of approximately $4,254,000 and was allocated a gain of approximately $1,390,000.

7500 Setzler Parkway

The 7500 Setzler Parkway property is a single-story office and warehouse building containing approximately 120,000 rentable square feet located on a 10.32-acre tract of land in Brooklyn Park, Minnesota. The 7500 Setzler Parkway building was under a lease agreement with FedEx SmartPost, Inc. (“FedEx”) for the entire building and was set to expire on December 31, 2011. On January 31, 2007, Fund XIII-XIV Associates sold 7500 Setzler Parkway to an unrelated third party for a gross sale price of $8,950,000. As a result of the sale, the Partnership received net sale proceeds of approximately $4,126,000 and was allocated a gain of approximately $1,025,000.

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

No matters were submitted to a vote of the limited partners during the fourth quarter of 2007.

PART II

ITEM 5.	MARKET FOR PARTNERSHIP’S UNITS AND RELATED SECURITY HOLDER MATTERS.

Summary

As of February 29, 2008, 3,211,384 Cash Preferred Units and 560,664 Tax Preferred Units, held by a total of 1,266 and 140 limited partners, respectively, were outstanding. Capital contributions are equal to $10.00 per each limited partnership unit. A public trading market has not been established for the Partnership’s limited partnership units, nor is such a market anticipated to develop in the future. The partnership agreement provides the General Partners with the right to prohibit transfers of units under certain circumstances.

Unit Valuation

Because fiduciaries of retirement plans subject to ERISA and the IRA custodians are required to determine and report the value of the assets held in their respective plans or accounts on an annual basis, the General Partners are required under the partnership agreement to report estimated unit values to the limited partners each year in the Partnership’s Annual Report on Form 10-K. The methodology to be utilized for determining such estimated unit values under the partnership agreement requires the General Partners to estimate the amount a unit holder would receive assuming that the Partnership’s properties were sold at their estimated fair market values as of the end of the Partnership’s fiscal year and the proceeds therefrom (without any reduction for selling expenses) plus the amount of net sale proceeds held by the Partnership at year-end from previous property sales, if any, were distributed to the limited partners in liquidation. The estimated unit valuations are intended to be an estimate of the distributions that would be made to limited partners who purchased their units directly from the Partnership in the Partnership’s original public offering of units, and who have made no conversion elections under the partnership agreement.

The General Partners of the Partnership recently completed their estimated unit valuations as of December 31, 2007. Utilizing the foregoing methodology, the General Partners have estimated the Partnership’s unit valuations, based upon their estimates of property values as of December 31, 2007, to be approximately $4.83 per Cash Preferred Unit and $5.03 per Tax Preferred Unit, based upon market conditions existing in early December 2007. These estimates should not be viewed as an accurate reflection of the value of the limited partners’ units, what limited partners might be able to sell their units for, or the fair market value of the Partnership’s properties, nor do they necessarily represent the amount of net proceeds limited partners would receive if the Partnership’s properties were sold and the proceeds were distributed in a liquidation of the Partnership. There is no established public trading market for the Partnership’s limited partnership units, and it is not anticipated that a public trading market for the units will ever develop. In addition, property values are subject to change and could decline in the future. While, as required by the partnership agreement, the General Partners have obtained an opinion from The David L. Beal Company, an independent appraiser certified by the Member Appraisal Institute, to the effect that such estimates of value were deemed reasonable and were prepared in accordance with appropriate methods for valuing real estate, no actual appraisals were obtained due to the inordinate expense that would be involved in obtaining appraisals for all of the Partnership’s properties.

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

It should also be noted that the Partnership is in the process of selling certain of its properties and that as properties are sold and the net proceeds from property sales are distributed to limited partners, the remaining value of the Partnership’s portfolio of properties, and resulting value of Partnership’s limited partnership units, will naturally decline. In considering the foregoing estimated unit valuations, it should be noted that the Partnership has previously distributed net sale proceeds in the amount of $4.36 per Cash Preferred Unit and $7.89 per Tax Preferred Unit to its limited partners. These amounts are intended to represent the per-unit distributions received by limited partners who purchased their units directly from the Partnership in the Partnership’s original public offering of units, and who have made no conversion elections under the partnership agreement. Limited partners who have made one or more conversion elections would have received a different level of per-unit distribution.

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

Operating cash distributions made to limited partners holding Cash Preferred Units during 2006 and 2007 are summarized below:

	Per Cash Preferred Unit
Operating Distributions for Quarter Ended	Total Operating Cash Distributed	Investment Income	Return of Capital
March 31, 2006	$462,099	$0.14	$0.00
June 30, 2006	$465,282	$0.14	$0.00
September 30, 2006	$403,246	$0.13	$0.00
December 31, 2006	$464,806	$0.14	$0.00
March 31, 2007	$494,535	$0.15	$0.00
June 30, 2007	$401,674	$0.13	$0.00
September 30, 2007	$340,861	$0.11	$0.00
December 31, 2007	$290,183	$0.06	$0.03

Operating distributions were accrued for accounting purposes in the quarter earned and paid to the Cash Preferred limited partners in the following quarter. No operating cash distributions were paid to holders of Tax Preferred Units or to the General Partners during the years ended December 31, 2007 and 2006.

ITEM 6.	SELECTED FINANCIAL DATA.

A summary of the selected financial data as of and for the fiscal years ended December 31, 2007, 2006, 2005, 2004, and 2003 for the Partnership is provided below. The comparability of net income for the periods presented below is impacted by the sale of properties described in Item 2.

	2007	2006	2005	2004	2003
Total assets	$13,915,352	$20,961,702	$21,981,962	$31,129,562	$32,516,654
Equity in income of Joint Ventures	$3,026,738	$925,459	$3,023,505	$1,106,316	$931,683
Net income	$3,066,532	$789,548	$3,028,062	$954,373	$888,403
Net income (loss) allocated to Limited Partners:
Cash Preferred	$1,290,150	$1,756,977	$2,295,882	$2,583,944	$1,627,786
Tax Preferred	$1,776,382	$(967,429)	$732,180	$(1,629,571)	$(739,383)
Net income (loss) per weighted-average Limited Partner Unit:
Cash Preferred	$0.40	$ 0.55	$0.73	$ 0.83	$ 0.56
Tax Preferred	$3.17	$(1.75)	$1.18	$(2.42)	$(1.09)
Operating Cash Distributions per weighted-average Cash Preferred Limited Partner Unit:
Investment Income	$0.45	$ 0.56	$0.64	$ 0.81	$ 0.53
Return of Capital	$0.03	$ 0.00	$0.00	$ 0.00	$ 0.00
Operating Cash Distributions per weighted-average Tax Preferred Limited Partner Unit:
Investment Income	$0.00	$ 0.00	$0.00	$ 0.00	$ 0.00
Return of Capital	$0.00	$ 0.00	$0.00	$ 0.00	$ 0.00
Distribution of net sale proceeds per weighted-average Limited Partner Unit:
Cash Preferred	$2.05	$ 0.00	$2.35	$ 0.00	$ 0.00
Tax Preferred	$3.27	$ 0.00	$4.15	$ 0.00	$ 0.00

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Selected Financial Data presented in Item 6 and our accompanying financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I of this report and “Risk Factors” in Item 1A. of this report.

Overview

Portfolio Overview

We are currently in the holding phase of our life cycle. Following the sales of 7500 Setzler Parkway in January 2007 and the Randstad – Atlanta Building in April 2007, we currently own interests in three properties, all of which are well-leased. The sale of 7500 Setzler Parkway capitalized on the recent lease with FedEx. We also wanted to take advantage of the current capital markets environment and the strong demand for an industrial product, as reflected in the significant increase in value over the holding period. The sale of the Randstad – Atlanta Building leveraged the remaining six years of the sole tenant’s lease term in the current capital market environment to produce what we believe was an exceptional sale price, which reflected a significant increase in value over the holding period.

In May 2007, Fund XIII-XIV Associates completed a lease amendment with one of the tenants at the Siemens – Orlando Building, Etour, which extended the termination date from November 30, 2007 to November 30, 2012. Etour leases approximately 9,900 square feet (or approximately 12% of the building). In August 2007, Fund XIII-XIV Associates also completed a lease amendment with the majority tenant at the Siemens – Orlando Building, Siemens, which allowed the tenant to lease approximately 7,100 additional square feet at this building through September 2009. Siemens currently leases a total of approximately 52,900 square feet (or approximately 72% of the building). Our focus in the near-term is to maintain the high occupancy level of our portfolio and maximize operating performance in each of our assets.

Operating distributions payable to the limited partners holding Cash Preferred Units for the fourth quarter of 2007 remained consistent with the level paid in the prior quarter. We anticipate that operating distributions will remain at similar levels in the near-term.

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

•

The AIU – Chicago Building is located in Hoffman Estates, Illinois, a suburb of Chicago. This asset is currently 83% leased, as a result of the lease expiration of Philips North America in mid-July 2007. The remaining lease expiration for this building is December 2010.

•	The Siemens – Orlando Building is located in Orlando, Florida. This asset is currently 100% leased to three tenants. The major lease to Siemens extends through September 2009.

Industry Factors

Our results continue to be impacted by a number of factors influencing the real estate industry.

General Economic Conditions and Real Estate Market Commentary

The General Partners review a number of economic forecasts and market commentaries in order to evaluate general economic conditions and to formulate a view of the current environment’s effect on the real estate markets in which we operate.

As measured by the U.S. gross domestic product, the U.S. economy’s growth rate declined from 2.9% in 2006 to 2.2% in 2007, primarily due to declines in private inventory investment and residential fixed investment and decelerations in exports, the majority of which occurred in the fourth quarter of 2007.

The market fundamentals underlying the U.S. office markets remained healthy through the end of 2007, as evidenced by a steady average vacancy rate of 12.5% for the fourth quarter. However, recent trends in declining employment growth rates and new office supply coming on line suggest that market fundamentals could begin to deteriorate in 2008. However, as measured by office vacancy rates, the magnitude of deterioration is anticipated to be modest and will vary across markets.

The year 2007 was a record year for portfolio and individual property sale transactions. Total transaction volume for the year approximated $211 billion, an increase of 55% over 2006. The 2007 results were primarily attributable to several large portfolio sales that closed during the first half of the year. Credit market disruptions that originated in the single-family housing sector spread to the commercial sector by midyear, and as a result, the pace of sale transactions declined significantly during the second half of the year.

The valuation of commercial office buildings may be impacted by a recent increase in capitalization rates, or the first year rate of return required by an investor. Following the disruptions in the credit markets, capitalization rates started rising in the second half of 2007 after five years of continuous decline. Looking ahead to 2008, capitalization rates may continue to increase, although the magnitude of such increases may be more modest for higher-quality properties. Ultimately, property valuations will be determined by a combination of capitalization rates and underlying property fundamentals. Capitalization rate movements will be significantly influenced by factors such as the amount of capital awaiting investment in real estate and the availability of debt financing. From a fundamentals standpoint, the office sector of the real estate market may struggle over the near-term with slowing rental rate growth and the potential for increases in vacancy rates, especially in markets with a large concentration of mortgage lending firms. However, a moderate supply of office space, the potential for inflation, and a large amount of equity capital in the marketplace should lend support for existing Class A property values.

Impact of Economic Conditions on our Portfolio

While some of the market conditions noted above may indicate expected changes in rental rates, the extent to which our portfolio may be affected is dependent upon the contractual rental rates currently provided in existing leases at the properties we own. As the majority of our in-place leases are at properties that were acquired at times during which the market demanded higher rental rates, as compared with today, new leasing activities in certain markets may result in a decrease in future rental rates.

Real Estate Funds with Current Vacancy or Near-term Rollover Exposure

Less diversified real estate funds, such as the Partnership, that own fewer properties, and those with current vacancies or near-term tenant rollover, may face a challenging leasing environment. The properties within these funds may be required to offer lower rental rates and higher concession packages to potential tenants, the degree to which will depend heavily upon the specific property and market.

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

Short-Term Liquidity

During the year ended December 31, 2007, we generated net operating cash flows, including operating distributions received from the Joint Ventures, of approximately $1,779,000. Operating distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. We used net operating cash flows primarily to fund operating distributions of approximately $1,702,000 to Cash Preferred limited partners. Future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs for tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures. We anticipate future operating distributions from the Joint Ventures may decline in the near term as a result of a reduction in operating cash flows due to the sales of 7500 Setzler Parkway in January 2007 and the Randstad – Atlanta Building in April 2007. During the year ended December 31, 2007, we received aggregate net sale proceeds of approximately $8,380,000 from the sales of 7500 Setzler Parkway and the Randstad – Atlanta Building, of which approximately $8,366,000 was distributed to the limited partners from these sales and an additional approximately $44,000 was distributed to the limited partners from the sales of the AmeriCredit Building and the John Wiley Building.

During the year ended December 31, 2007, we invested residual operating cash flows of approximately $32,000 in Fund XIII-XIV Associates to fund our pro-rata share of re-leasing costs incurred at the Siemens – Orlando Building and capital improvements at the Randstad – Atlanta Building.

At this time, we expect to continue to generate cash flows from operations, including distributions from the Joint Ventures, sufficient to cover our estimated future expenses. We also believe that the cash on hand and operating distributions due from the Joint Ventures are sufficient to cover our working capital needs, including liabilities of approximately $340,000, as of December 31, 2007.

Long-Term Liquidity

We expect that our future sources of capital will be primarily derived from operating cash flows generated from the Joint Ventures and net proceeds generated from the selective and strategic sale of properties. Our future long-term liquidity requirements will include, but not be limited to, funding tenant improvements, renovations, expansions, and other significant capital improvements necessary for properties owned through the Joint Ventures. We expect to continue to use substantially all future net cash flows from operations to provide funding for such requirements. Future cash flows from operating activities will be primarily affected by distributions received from the Joint Ventures, which are dependent upon net operating income generated by the Joint Ventures’ properties, less reserves for known or anticipated capital expenditures.

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

As of December 31, 2007, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

Property Sold	Net Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of December 31, 2007	Undistributed Net Sale Proceeds as of December 31, 2007
				Amount	Purpose

AmeriCredit Building (sold in 2005)	$14,301,802	28.11%	$4,020,236	$0	—	$4,020,236	$0

John Wiley Building (sold in 2005)	$21,427,599	28.11%	6,023,298	0	—	6,023,298	0

7500 Setzler Parkway (sold in 2007)	$8,723,080	47.30%	4,126,017	0	—	4,126,017	0

Randstad – Atlanta Building (sold in 2007)	$8,992,600	47.30%	4,253,500	0	—	4,240,448	13,052

Total			$18,423,051	$0		$18,409,999	$13,052

Our General Partners distributed net sale proceeds of approximately $8.4 million in 2007. Upon evaluating the capital needs of the properties in which we currently own an interest, our General Partners have determined to hold reserves of the remaining net sale proceeds of approximately $13,000.

Results of Operations

Comparison of the year ended December 31, 2007 vs. the year ended December 31, 2006

Equity in Income of Joint Ventures

Equity in income of Joint Ventures was $3,026,738 and $925,459 for the years ended December 31, 2007 and 2006, respectively. The 2007 increase is primarily attributable to (i) the gains recognized on the sales of 7500 Setzler Parkway in January 2007 and the Randstad – Atlanta Building in April 2007, partially offset by (ii) a decline in operating income resulting from the aforementioned sales, and (iii) a decline in rental income as a result of the expiration of the Philips North America lease at the AIU – Chicago Building in July 2007.

We anticipate equity in income of the Joint Ventures to decrease as a result of recognizing nonrecurring gains on the sales of 7500 Setzler Parkway and the Randstad – Atlanta Building, as well as, a decrease in operating income due to the aforementioned sales and the expiration of the Philips North America lease at the AIU – Chicago Building in July 2007.

General and Administrative Expenses

Total general and administrative expenses were $163,822 and $139,292 for the years ended December 31, 2007 and 2006, respectively. The 2007 increase is primarily attributable to an increase in administrative costs, accounting fees, and printing costs relating to compliance with additional reporting and regulatory requirements, partially offset by a decrease in legal fees.

We anticipate that changes in the future levels of our general and administrative expenses will vary primarily dependent upon changes in our reporting and regulatory requirements.

Interest and Other Income

Interest and other income was $203,616 and $3,381 for the years ended December 31, 2007 and 2006, respectively. The 2007 increase is primarily a result of an increase in the average amount of net sale proceeds held during the respective periods due to the sales of 7500 Setzler Parkway in January 2007 and the Randstad – Atlanta Building in April 2007. Future levels of interest income will be largely dependent upon the level of net sale proceeds held based on the timing of future dispositions and net sale proceeds distributions to the limited partners.

Comparison of the year ended December 31, 2006 vs. the year ended December 31, 2005

Equity in Income of Joint Ventures

Equity in income of Joint Ventures was $925,459 and $3,023,505 for the years ended December 31, 2006 and 2005, respectively. The 2006 decrease is primarily attributable to (i) gains recognized on the sales of the AmeriCredit Building and the John Wiley Building in April 2005; (ii) a decline in operating income resulting from the aforementioned sales; (iii) incurring amortization of deferred leasing costs related to the lease assignment at 7500 Setzler Parkway in July 2006, partially offset by (iv) an increase in interest income earned by the Joint Ventures in 2006; (v) an increase in rental revenue at 7500 Setzler Parkway resulting from the lease assignment in the third quarter 2006; and (vi) an adjustment in the first quarter of 2006 at 7500 Setzler Parkway and second quarter of 2006 at the Siemens – Orlando Building related to prior year operating expense reimbursement. Tenants are billed for operating expense reimbursements based on estimates, which are reconciled in the following calendar year based on actual costs incurred and the terms of the corresponding tenant leases.

General and Administrative Expenses

Total general and administrative expenses were $139,292 and $163,954 for the years ended December 31, 2006 and 2005, respectively. The 2006 decrease is primarily attributable to a decline in administrative costs and legal fees relative to the decrease in the size of the portfolio as a result of the sales of properties.

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

Real Estate Assets

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

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest through investments in the Joint Ventures may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. We have determined that there has been no impairment in the carrying value of any of our real estate assets held as of December 31, 2007.

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

Related-Party Transactions and Agreements

We have entered into agreements with Wells Capital, Wells Management, an affiliate of our General Partners, or their affiliates, whereby we pay certain fees and expense reimbursements to Wells Capital, Wells Management or their affiliates for asset management; the management and leasing of our properties; administrative services relating to accounting, property management, and other partnership administration; and incur the related expenses. See Item 13, “Certain Relationships and Related Transactions,” for a description of these fees and reimbursements and amounts incurred and “Risk Factors – Conflicts of Interest” in Item 1A. of this report.

Commitments and Contingencies

Certain lease agreements include provisions that, at the option of the tenant, may obligate the Partnership to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. Through November 30, 2009, Etour has the right to request tenant improvements up to approximately $79,000 to be funded by Fund XIII-XIV Associates. Fund XIII-XIV Associates has not received a request to utilize any such funds to date.

Potential Tax Impact for Limited Partners Holding Tax Preferred Units – American Jobs Creation Act of 2004

The American Jobs Creation Act of 2004 added Section 470 to the Internal Revenue Code, which initially provided for certain limitations on the utilization of losses by investors that are attributable to leased property owned by a partnership having both taxable and tax-exempt partners such as the Partnership. If the limitations of Section 470 were applicable to the Partnership, passive losses allocable to limited partners holding Tax Preferred Units could only be utilized to offset passive income generated from the same property or potentially from properties owned by the Partnership. However, following the enactment of Section 470, the IRS issued a series of announcements applicable to taxable years 2004, 2005, and 2006, which had the effect of delaying the applicability of Section 470 to partnerships based solely on the fact that a partnership had both taxable and tax-exempt partners. In addition, Section 403(ff) of the Gulf Opportunity Zone Act of 2005 amended the effective date provisions of Section 470 to provide that, in the case of leased property treated as tax-exempt use property by reason of its being owned by a partnership having both taxable and tax-exempt partners, Section 470 applies only to property acquired after March 12, 2004. Thus, we do not believe that the provisions of Section 470 should apply to limit the utilization of losses attributable to the properties owned by the Partnership which were acquired prior to March 12, 2004, which applies to all of the Partnership’s properties with the sole exception of 7500 Setzler Parkway which was acquired after March 12, 2004. In December 2007, however, the Tax Technical Corrections Act of 2007 (the “2007 Technical Corrections Act”) was enacted. Section 407(c) of the 2007 Technical Corrections Act amended Section 470 to exempt partnerships having both taxable and tax-exempt partners from the application of Section 470 (with a limited exception applicable only to partnerships which could be reclassified as “leases” under the facts and circumstance of the transaction). These provisions of the 2007 Technical Corrections Act are effective as if they were included in the American Jobs Creation Act initially. Based upon the recently enacted 2007 Technical Corrections Act, we do not believe that the provisions of Section 470 should apply to limit the utilization of losses attributable to any of the properties owned by the Partnership in any year.

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

On September 22, 2006, the Financial Oversight Committee of the General Partners dismissed Ernst & Young LLP as the Partnership’s independent registered public accounting firm, effective immediately. Also, on September 22, 2006, the Financial Oversight Committee engaged Frazier & Deeter, LLC as the Partnership’s independent registered public accounting firm.

Ernst & Young LLP’s report on the financial statements of the Partnership for the year ended December 31, 2005 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principle.

During the year ended December 31, 2005, and the subsequent interim period through September 22, 2006, there were no disagreements with Ernst & Young LLP on any matters related to accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which, if not resolved to the satisfaction of Ernst & Young LLP, would have caused Ernst & Young LLP to make reference thereto in their reports on the financial statements of the Partnership for such years. There were no reportable events as set forth in Item 304(a)(1)(v) of Regulation S-K.

The Partnership provided Ernst & Young LLP with a copy of the Form 8-K filed with regard to the change in independent registered public accounting firm, which was filed with the SEC on September 27, 2006, and requested that Ernst & Young LLP furnish the Partnership with a letter addressed to the SEC stating whether or not it agrees with the foregoing statements. A copy of Ernst & Young LLP’s letter dated September 27, 2006, was filed as Exhibit 16.1 to the September 27, 2006 Form 8-K.

During the year ended December 31, 2005, and through September 22, 2006, the Partnership did not consult with Frazier & Deeter, LLC with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Partnership’s financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

There were no disagreements with the Partnership’s independent public accountants during the years ended December 31, 2007 and 2006.

ITEM 9A(T).     CONTROL AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management of Wells Capital, one of our General Partners, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934 as of December 31, 2007. Based upon that evaluation, which was completed as of the end of the period covered by this Form 10-K, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2007 in providing a reasonable level of assurance that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as a process designed by, or under the supervision of, the Principal Executive Officer and Principal Financial Officer and effected by our management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of the assets of the Partnership;

•

provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management and/or members of the Financial Oversight Committee; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of human error and the circumvention or overriding of controls, material misstatements may not be prevented or detected on a timely basis. In addition, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes and conditions or that the degree of compliance with policies or procedures may deteriorate. Accordingly, even internal controls determined to be effective can provide only reasonable assurance that the information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and represented within the time periods required.

Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2007. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes that as of December 31, 2007, our system of internal control over financial reporting met those criteria.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Partnership to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

For the quarter ended December 31, 2007, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT’S GENERAL PARTNERS.

Wells Capital

Wells Capital, our corporate general partner, was formed in April 1984. The executive offices of Wells Capital are located at 6200 The Corners Parkway, Norcross, Georgia 30092. Leo F. Wells, III is the sole Director and the President of Wells Capital. Wells Capital was organized under the Georgia Business Corporation Code, and is primarily in the business of serving as general partner or as an affiliate of the general partner in affiliated public limited partnerships (“Wells Real Estate Funds”). Wells Capital or its affiliates serves as the advisor to the Wells Real Estate Investment Trust II, Inc. and Wells Timberland REIT, Inc. (collectively, “Wells REITs”), each of which are Maryland corporations. Wells Real Estate Investment Trust II, Inc. qualifies as a real estate investment trust, and Wells Timberland REIT, Inc. intends to qualify as a real estate investment trust. In these capacities, Wells Capital performs certain services for the Wells Real Estate Funds and the Wells REITs, including presenting, structuring, and acquiring real estate investment opportunities; entering into leases and service contracts on acquired properties; arranging for and completing the disposition of properties; and providing other services such as accounting and administrative functions. Wells Capital is a wholly owned subsidiary of WREF, of which Leo F. Wells, III is the sole stockholder.

Leo F. Wells, III

Mr. Wells, 64, who serves as one of our General Partners, is the president, treasurer, and sole director of Wells Capital, which is our corporate general partner. He is also the sole stockholder, president, and sole director of WREF, the parent corporation of Wells Capital, Wells Management, Wells Investment Securities, Inc. (“WIS”), and Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which Mr. Wells serves as principal broker. He is also the president, treasurer, and sole director of:

•	Wells Management, our property manager;

•	Wells Asset Management, Inc.;

•	Wells & Associates, Inc.; and

•	Wells Development Corporation, a company he organized in 1997 to develop real properties.

Mr. Wells is a director of each of the Wells REITs, which are Maryland corporations that either currently qualify as a real estate investment trust or intend to qualify as a real estate investment trust.

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

While the Partnership is managed by the General Partners and their affiliates, it does not pay any salaries or other compensation directly to the General Partners or to any individual employees, officers, or directors of the General Partners. Further, the Partnership does not employ, and is not managed by, any of its own employees, officers, or directors. Accordingly, no compensation has been awarded to, earned by, or paid to any such individuals in connection with the management of the Partnership. Due to our current management structure and our lack of any direct employees, officers, or directors, no discussion and analysis of compensation paid by the Partnership nor tabular information concerning salaries, bonuses, and other types of compensation to executive officers or directors of the Partnership has been included in this Annual Report on Form 10-K.

See Item 13, “Certain Relationships and Related Transactions,” for a description of the fees incurred by the Partnership payable to affiliates of the General Partners during the year ended December 31, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a)	No limited partner is known by the Partnership to own beneficially more than 5% of any class of the outstanding units of the Partnership.

(b)	Set forth below is the security ownership of management as of February 29, 2008.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Limited Partnership Units	Leo F. Wells, III	2,095.945 Units(1)	Less than 1%

(1)	Leo F. Wells, III owns 2,095.945 Cash Preferred Units through an Individual Retirement Account.

(c)	No arrangements exist which would, upon operation, result in a change in control of the Partnership.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The compensation and fees we pay to our General Partners or their affiliates in connection our operations are as follows:

Interest in Partnership Cash Flow and Net Sales Proceeds

The General Partners are entitled to receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the limited partners holding Cash Preferred Units have received preferential distributions equal to 10% of their adjusted capital accounts in each fiscal year. The General Partners are also entitled to receive a subordinated participation in net sales proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after limited partners holding Cash Preferred Units have received a return of their adjusted capital contributions plus a 10% cumulative return on their adjusted capital contributions, and limited partners holding Tax Preferred Units have received a return of their adjusted capital contributions plus a 15% cumulative return on their adjusted capital contributions; provided, however, that in no event shall the General Partners receive in the aggregate in excess of 15% of net sales proceeds and net financing proceeds remaining after payments to limited partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners did not receive any distributions of net cash from operations or net sales proceeds during the year ended December 31, 2007.

Management and Leasing Fees

We have entered into a property management, leasing, and asset management agreement with Wells Management, an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Partnership’s properties, owned directly or through the Joint Ventures, equal to the lesser of (a) fees that would be paid to a comparable outside firm, that is assessed periodically based on market studies, or (b) 4.5% of the gross revenues collected monthly; plus, a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month’s rent. In the case of commercial properties leased on a long-term net-lease basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in income (loss) of joint ventures in the accompanying statements of operations. Our share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures that are payable to Wells Management is $49,669, $86,980, and $105,529 for the years ended December 31, 2007, 2006, and 2005, respectively.

Administrative Reimbursements

Wells Capital, one of the our General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. We incurred administrative expenses of $82,610, $69,475, and $84,233 payable to Wells Capital and Wells Management for the years ended December 31, 2007, 2006, and 2005, respectively.

Real Estate Commissions

In connection with the sale of our properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (a) 50% of the commissions customarily charged by other brokers in arm’s-length transactions involving comparable properties in the same geographic area or (b) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after limited partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. No real estate commissions were paid to the General Partners or affiliates for the years ended December 31, 2007, 2006, or 2005.

Procedures Regarding Related-Party Transactions

Our policies and procedures governing related-party transactions with our General Partners and their affiliates, including, but not limited to, all transactions required to be disclosed under Item 404(a) of Regulation S-K, are restricted or severely limited by the provisions of Articles XI, XII, XIII, and XIV of our partnership agreement, which has been filed with the SEC. No transaction has been entered into with either of our General Partners or their affiliates that does not comply with those policies and procedures. In addition, in any transaction involving a potential conflict of interest, including any transaction that would require disclosure under Item 404(a) of Regulation S-K, our General Partners must view such a transaction after taking into consideration their fiduciary duties to the Partnership.

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

Fees Paid to the Independent Registered Public Accountants

On September 22, 2006, the Financial Oversight Committee of the General Partners dismissed Ernst & Young LLP as the Partnership’s independent registered public accounting firm, which had served as the Partnership’s independent registered public accountants since July 3, 2002, and appointed Frazier & Deeter, LLC to serve in that capacity for the fiscal years ended December 31, 2007 and 2006. All such fees are recognized in the period to which the services relate. A portion of such fees are allocated to the joint ventures in which the Partnership invests. The aggregate fees billed to the Partnership for professional accounting services by Frazier & Deeter, LLC and Ernst & Young LLP, including the audit of the Partnership’s annual financial statements, for the fiscal years ended December 31, 2007 and 2006, are set forth in the table below.

	Frazier & Deeter, LLC		Ernst & Young LLP
	2007	2006	2007	2006
Audit Fees	$33,059	$24,959	$0	$0
Audit-Related Fees	0	0	0	0
Tax Fees	0	0	18,376	16,638
Other Fees	0	0	0	0

Total	$33,059	$24,959	$18,376	$16,638

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

During the fiscal years ended December 31, 2007 and 2006, 100% of the services performed by Frazier & Deeter, LLC and Ernst & Young LLP described above under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” and “Other Fees” were approved in advance by a member of the Financial Oversight Committee.

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

WELLS REAL ESTATE FUND XIII, L.P. (Registrant)

	By:	WELLS CAPITAL, INC.
(Corporate General Partner)

March 27, 2008	/S/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

March 27, 2008	/S/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

WELLS REAL ESTATE FUND XIII, L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Wells Real Estate Fund XIII, L.P.

We have audited the accompanying balance sheets of Wells Real Estate Fund XIII, L.P. (the “Partnership”) as of December 31, 2007 and 2006, and the related statements of operations, partners’ capital, and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund XIII, L.P. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/S/    FRAZIER & DEETER, LLC

Atlanta, Georgia

March 26, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Wells Real Estate Fund XIII, L.P.

We have audited the accompanying statements of operations, partners’ capital, and cash flows of Wells Real Estate Fund XIII, L.P. (the “Partnership”) for the year in the period ended December 31, 2005. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Wells Real Estate Fund XIII, L.P. for the year in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/S/    ERNST & YOUNG LLP

Atlanta, Georgia

March 23, 2007

WELLS REAL ESTATE FUND XIII, L.P.

BALANCE SHEETS

DECEMBER 31, 2007 AND 2006

ASSETS

	2007	2006
Investment in joint ventures	$13,412,493	$20,355,332
Cash and cash equivalents	98,326	83,793
Due from joint ventures	404,341	522,385
Other assets	192	192

Total assets	$13,915,352	$20,961,702

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Accounts payable and accrued expenses	$43,030	$44,764
Due to affiliates	6,894	6,166
Partnership distribution payable	290,183	464,806

Total liabilities	340,107	515,736

Commitment and contingencies	—	—

Partners’ capital:
Limited partners:
Cash Preferred – 3,211,384 and 3,220,631 units issued and outstanding as of December 31, 2007 and 2006, respectively	13,575,245	20,445,966
Tax Preferred – 560,664 and 551,417 units issued and outstanding as of December 31, 2007 and 2006, respectively	0	0
General partners	0	0

Total partners’ capital	13,575,245	20,445,966

Total liabilities and partners’ capital	$13,915,352	$20,961,702

See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2007, 2006, AND 2005

	2007	2006	2005

EQUITY IN INCOME OF JOINT VENTURES	$3,026,738	$925,459	$3,023,505

GENERAL AND ADMINISTRATIVE	163,822	139,292	163,954

INTEREST AND OTHER INCOME	203,616	3,381	168,511

NET INCOME	$3,066,532	$789,548	$3,028,062

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS:
CASH PREFERRED	$1,290,150	$1,756,977	$2,295,882

TAX PREFERRED	$1,776,382	$(967,429)	$732,180

NET INCOME (LOSS) PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CASH PREFERRED	$0.40	$ 0.55	$0.73

TAX PREFERRED	$3.17	$(1.75)	$1.18

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CASH PREFERRED	3,211,653	3,218,268	3,149,523

TAX PREFERRED	560,395	553,780	622,525

See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2007, 2006, AND 2005

	Limited Partners				General Partners	Total Partners’ Capital
	Cash Preferred		Tax Preferred
	Units	Amount	Units	Amount
BALANCE, DECEMBER 31, 2004	3,131,700	$27,274,976	640,348	$3,149,333	$0	$30,424,309

Cash Preferred conversion elections	(10,000)	(87,093)	10,000	87,093	0	0
Tax Preferred conversion elections	76,214	470,413	(76,214)	(470,413)	0	0
Net income	0	2,295,882	0	732,180	0	3,028,062
Distributions of operating cash flow ($0.64 per weighted-average Cash Preferred Unit)	0	(2,000,519)	0	0	0	(2,000,519)
Distributions of net sale proceeds ($2.35 and $4.15 per weighted-average Cash Preferred Unit and Tax Preferred Unit, respectively)	0	(7,413,870)	0	(2,586,130)	0	(10,000,000)

BALANCE, DECEMBER 31, 2005	3,197,914	20,539,789	574,134	912,063	0	21,451,852

Cash Preferred conversion elections	(15,581)	(100,120)	15,581	100,120	0	0
Tax Preferred conversion elections	38,298	44,754	(38,298)	(44,754)	0	0
Net income	0	1,756,977	0	(967,429)	0	789,548
Distributions of operating cash flow ($0.56 per weighted-average Cash Preferred Unit)	0	(1,795,434)	0	0	0	(1,795,434)

BALANCE, DECEMBER 31, 2006	3,220,631	20,445,966	551,417	0	0	20,445,966

Cash Preferred conversion elections	(9,247)	(58,701)	9,247	58,701	0	0
Net income	0	1,290,150	0	1,776,382	0	3,066,532
Distributions of operating cash flow ($0.48 per weighted-average Cash Preferred Unit)	0	(1,527,253)	0	0	0	(1,527,253)
Distributions of net sale proceeds ($2.05 and $3.27 per weighted-average Cash Preferred Unit and Tax Preferred Unit, respectively)	0	(6,574,917)	0	(1,835,083)	0	(8,410,000)

BALANCE, DECEMBER 31, 2007	3,211,384	$13,575,245	560,664	$0	$0	$13,575,245

See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2007, 2006, AND 2005

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,066,532	$789,548	$3,028,062
Operating distributions received from joint ventures	1,740,232	1,885,550	2,245,596
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint ventures	(3,026,738)	(925,459)	(3,023,505)
Operating changes in assets and liabilities:
Increase in other assets	0	(192)	0
Decrease in due from affiliate	0	0	478
(Decrease) increase in accounts payable and accrued expenses	(1,734)	(3,823)	12,191
Increase (decrease) in due to affiliates	728	(1,763)	4,558

Net cash provided by operating activities	1,779,020	1,743,861	2,267,380

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in joint ventures	(32,128)	(12,497)	(114,404)
Net sale proceeds received from joint ventures	8,379,517	0	10,043,535

Net cash provided by (used in) investing activities	8,347,389	(12,497)	9,929,131

CASH FLOWS FROM FINANCING ACTIVITIES:
Net sale proceeds distributions paid to limited partners	(8,410,000)	0	(10,000,000)
Operating distributions paid to limited partners from accumulated operating income	(1,701,876)	(1,804,222)	(2,192,411)

Net cash used in financing activities	(10,111,876)	(1,804,222)	(12,192,411)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,533	(72,858)	4,100

CASH AND CASH EQUIVALENTS, beginning of year	83,793	156,651	152,551

CASH AND CASH EQUIVALENTS, end of year	$98,326	$83,793	$156,651

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$290,183	$464,806	$473,594

See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006, AND 2005

1.	ORGANIZATION AND BUSINESS

Wells Real Estate Fund XIII, L.P. (the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Capital, Inc. (“Wells Capital”), a Georgia corporation, serving as its general partners (collectively, the “General Partners”). Wells Capital is a wholly owned subsidiary of Wells Real Estate Funds, Inc. Leo F. Wells, III is the president and sole director of Wells Capital and the president, sole director, and sole owner of Wells Real Estate Funds, Inc. The Partnership was formed on September 15, 1998 for the purpose of acquiring, developing, owning, operating, improving, leasing, and managing income-producing commercial properties for investment purposes. Upon subscription, limited partners elected to have their units treated as Cash Preferred Units or Tax Preferred Units. Thereafter, limited partners have the right to change their prior elections to have some or all of their units treated as Cash Preferred Units or Tax Preferred Units one time during each quarterly accounting period. Limited Partners may vote to, among other things: (a) amend the Partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership, (c) add or remove a general partner; (d) elect a new general partner; (e) dissolve the Partnership; and (f) approve a sale involving all or substantially all of the Partnership’s assets, subject to certain limitations. The majority vote on any of the described matters will bind the Partnership, without the concurrence of the General Partners. Each limited partnership unit has equal voting rights, regardless of which class of unit is selected.

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

The Partnership owns indirect interests in all of its real estate assets through joint ventures with other entities affiliated with the General Partners and Piedmont Operating Partnership, LP (“Piedmont OP”), formerly known as Wells Operating Partnership, L.P. Piedmont OP is a Delaware limited partnership with Piedmont Office Realty Trust, Inc. (“Piedmont REIT”), formerly known as Wells Real Estate Investment Trust, Inc., serving as its general partner; Piedmont REIT is a Maryland corporation that qualifies as a real estate investment trust. During the periods presented, the Partnership owned interests in the following joint ventures (the “Joint Ventures”) and properties:

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

The Partnership continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets owned through the Partnership’s investment in the Joint Ventures may not be recoverable. When indicators of potential impairment are present, management assesses whether the respective carrying values will be recovered with the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition for assets held for use or with the estimated fair values, less costs to sell, for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use or the estimated fair value, less costs to sell, for assets held for sale do not exceed the respective asset carrying value, management adjusts such assets to the respective estimated fair values and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Other Assets

As of December 31, 2007 and 2006, other assets is comprised of interest income receivable. Interest receivable represents interest earned during the period presented, which will be received in the following month.

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

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FIN No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes, which clarifies the relevant criteria and approach for the recognition, derecognition, and measurement of uncertain tax positions.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP, including amending SFAS No. 144. SFAS No. 157 emphasizes that fair value is a market-based measurement, as opposed to an entity-specific measurement. In February 2008, the FASB issued Staff Position No. SFAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”). FSP 157-1, which is effective upon the initial adoption of SFAS No.157, excludes SFAS No. 13, Accounting for Leases, as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under SFAS No. 13, from the scope of SFAS No. 157. In February 2008, the FASB issued Staff Position No. SFAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS No. 157 for all nonrecurring nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. Accordingly, FSP 157-2 will be effective for the Partnership beginning January 1, 2009, and all other aspects of SFAS No. 157 will be effective for the Partnership beginning January 1, 2008. The Partnership is currently assessing the provisions and evaluating the financial impact of SFAS No. 157, FSP 157-1, and FSP 157-2 on its financial statements; however, the Partnership does not believe the adoption of this pronouncement will have a material impact on its financial statements.

In June 2007, the American Institute of Certified Public Accountants (“AICPA”) issued SOP 07-1, Clarification of the Scope of the Audit and Accounting Guide “Investment Companies” and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies, which provides guidance for determining which entities fall within the scope of the AICPA Audit and Accounting Guide for Investment Companies and requires additional disclosures for certain of those entities. In October 2007, the FASB elected to indefinitely defer the effective date of SOP 07-1. As a result, the Partnership has postponed its evaluation of the provisions of SOP 07-1 and the related impact on its financial statements and accompanying notes.

4.	INVESTMENT IN JOINT VENTURES

Due from Joint Ventures

As of December 31, 2007 and 2006, due from joint ventures represents the Partnership’s share of operating cash flow to be distributed for the fourth quarters of 2007 and 2006, respectively, from the Joint Ventures:

	2007	2006
Fund XIII-REIT Associates	$246,711	$260,210
Fund XIII-XIV Associates	157,630	262,175

	$404,341	$522,385

Summary of Investments

The Partnership’s investments and approximate ownership percentages in the Joint Ventures as of December 31, 2007 and 2006 are summarized below:

	2007		2006
	Amount	Percentage	Amount	Percentage
Fund XIII-REIT Associates	$8,976,189	28%	$9,617,225	28%
Fund XIII-XIV Associates	4,436,304	47%	10,738,107	47%

	$13,412,493		$20,355,332

Summary of Activity

Roll-forwards of the Partnership’s investment in the Joint Ventures for the years ended December 31, 2007 and 2006 are presented below:

	2007	2006
Investment in Joint Ventures, beginning of year	$20,355,332	$21,442,460
Equity in income of Joint Ventures	3,026,738	925,459
Contributions to Joint Ventures	32,128	12,497
Distributions from Joint Ventures	(10,001,705)	(2,025,084)

Investment in Joint Ventures, end of year	$13,412,493	$20,355,332

Summary of Financial Information

Condensed financial information for the Joint Ventures as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006, and 2005, is presented below:

	Total Assets December 31,		Total Liabilities December 31,		Total Equity December 31,
	2007	2006	2007	2006	2007	2006
Fund XIII-REIT Associates	$34,715,429	$36,701,317	$2,783,057	$2,488,493	$31,932,372	$34,212,824
Fund XIII-XIV Associates	9,964,680	23,959,951	585,602	1,257,821	9,379,078	22,702,130

	$44,680,109	$60,661,268	$3,368,659	$3,746,314	$41,311,450	$56,914,954

	Total Revenues			Income From Continuing Operations			Income (Loss) From Discontinued Operations			Net Income
	For the Years Ended			For the Years Ended			For the Years Ended			For the Years Ended
	December 31,			December 31,			December 31,			December 31,
	2007	2006	2005	2007	2006	2005	2007	2006	2005	2007	2006	2005
Fund XIII-REIT Associates	$6,413,228	$6,709,500	$6,529,523	$1,263,626	$1,513,029	$1,224,184	$26,198	$(11,955)	$7,902,478	$1,289,824	$1,501,074	$9,126,662
Fund XIII-XIV Associates	1,469,932	1,515,088	1,440,245	392,247	440,428	366,146	5,240,244	624,070	602,142	5,632,491	1,064,498	968,288

	$7,883,160	$8,224,588	$7,969,768	$1,655,873	$1,953,457	$1,590,330	$5,266,442	$612,115	$8,504,620	$6,922,315	$2,565,572	$10,094,950

The Partnership allocates its share of net income, net loss, and gain on sale generated by the properties owned by the Joint Ventures to its Cash Preferred and Tax Preferred limited partners pursuant to the partnership agreement provisions outlined in Note 2. The components of income (loss) from discontinued operations recognized by the Joint Ventures are provided below:

	2007			2006			2005
	Operating Income	Gain on Sale	Total	Operating Income (loss)	Gain on Sale	Total	Operating Income	Gain on Sale	Total
Fund XIII REIT Associates	$26,198	$0	$26,198	$(11,955)	$0	$(11,955)	$584,098	$7,318,380	$7,902,478
Fund XIII-XIV Associates	136,198	5,104,046	5,240,244	624,070	0	624,070	602,142	0	602,142

	$162,396	$5,104,046	$5,266,442	$612,115	$0	$612,115	$1,186,240	$7,318,380	$8,504,620

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

The Partnership has entered into a property management, leasing, and asset management agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Partnership’s properties, owned through the Joint Ventures, equal to the lesser of (a) fees that would be paid to a comparable outside firm, which is assessed periodically based on market studies; or (b) 4.5% of the gross revenues collected monthly; plus, a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month’s rent. In the case of commercial properties leased on a long-term net-lease basis (10 or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in income (loss) of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures that are payable to Wells Management is $49,669, $86,980, and $105,529 for the years ended December 31, 2007, 2006, and 2005, respectively.

Administrative Reimbursements

Wells Capital, one of the Partnership’s General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses of $82,610, $69,475, and $84,233 payable to Wells Capital and Wells Management for the years ended December 31, 2007, 2006, and 2005, respectively, which are included in general and administrative expenses in the accompanying statements of operations. As of December 31, 2007 and 2006, the due to affiliates balances represents administrative reimbursements due to Wells Management and/or Wells Capital.

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

A reconciliation of the Partnership’s financial statement net income to net income presented in accordance with the Federal Income Tax basis of accounting is as follows for the years ended December 31, 2007, 2006, and 2005:

	2007	2006	2005
Financial statement net income	$3,066,532	$789,548	$3,028,062
Adjustments in net income resulting from:
Depreciation expense for financial reporting purposes less than amounts for income tax purposes	(83,770)	(104,683)	(153,048)
Amortization expense for financial reporting purposes greater than amounts for income tax purposes	649,679	816,283	908,712
Bad debt expense (recoveries) for financial reporting purposes in excess of amounts for income tax purposes	12,056	0	(988)
Rental income for financial reporting purposes less than (greater than) amounts for income tax purposes	2,780	67,666	(85,811)
Gains on sale of properties for financial reporting purposes in excess of amounts for income tax purposes	(370,145)	0	(240,208)
Other	(89,293)	(3,271)	(3,701)

Income tax basis net income	$3,187,839	$1,565,543	$3,453,018

A reconciliation of the partners’ capital balances, as presented in the accompanying financial statements, to partners’ capital balances, as presented in accordance with the Federal Income Tax basis of accounting, is as follows for the years ended December 31, 2007, 2006, and 2005:

	2007	2006	2005
Financial statement partners’ capital	$13,575,245	$20,445,966	$21,451,852
Increase (decrease) in partners’ capital resulting from:
Accumulated depreciation expense for financial reporting purposes greater than amounts for income tax purposes	30,626	114,396	219,079
Accumulated amortization expense for financial reporting purposes greater than amounts for income tax purposes	3,636,900	2,987,221	2,170,938
Accumulated meals and entertainment	31	31	31
Accumulated bad debt expense (recoveries), net, for financial reporting purposes in excess of amounts for income tax purposes	12,040	(16)	(16)
Capitalization of syndication costs for income tax purposes, which are accounted for as cost of capital for financial reporting purposes	4,568,769	4,568,769	4,568,769
Accumulated rental income for income tax purposes less than amounts for financial reporting purposes	(107,202)	(109,982)	(177,648)
Partnership distributions payable	290,183	464,806	473,594
Accumulated gains on sale of properties for financial reporting purposes in excess of amounts for income tax purposes	(610,353)	(240,208)	(240,208)
Other	(110,839)	(21,544)	(18,274)

Income tax basis partners’ capital	$21,285,400	$28,209,439	$28,448,117

7.	QUARTERLY RESULTS (UNAUDITED)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2007 and 2006:

	2007 Quarters Ended
	March 31	June 30	September 30	December 31
Equity in income of joint ventures	$1,232,300	$1,546,844	$75,682	$171,912
Interest and other income	$36,461	$80,580	$71,660	$14,915
Net income	$1,230,202	$1,584,994	$99,450	$151,886
Net income (loss) allocated to limited partners:
Cash Preferred	$485,410	$651,552	$329,638	$(176,450)
Tax Preferred	$744,792	$933,442	$(230,188)	$328,336
Net income (loss) per weighted-average limited partner unit outstanding:
Cash Preferred	$0.15	$0.20	$ 0.10	$(0.05)
Tax Preferred	$1.33	$1.66	$(0.41)	$ 0.59
Distribution of operating cash per weighted-average limited partner unit outstanding:
Cash Preferred	$0.15	$0.13	$ 0.11	$ 0.09
Tax Preferred	$0.00	$0.00	$ 0.00	$ 0.00
Distribution of net sale proceeds per weighted-average limited partner unit outstanding:
Cash Preferred	$0.00	$0.00	$ 0.94	$ 1.11
Tax Preferred(a)	$0.00	$0.00	$ 2.04	$ 1.24

	2006 Quarters Ended
	March 31	June 30	September 30	December 31
Equity in income of joint ventures	$252,606	$243,066	$207,410	$222,377
Interest and other income	$1,204	$1,043	$569	$565
Net income	$214,860	$205,483	$173,308	$195,897
Net income (loss) allocated to limited partners:
Cash Preferred	$522,354	$527,713	$485,316	$221,594
Tax Preferred	$(307,494)	$(322,230)	$(312,008)	$(25,697)
Net income (loss) per weighted-average limited partner unit outstanding:
Cash Preferred(b)	$ 0.16	$ 0.16	$ 0.15	$ 0.07
Tax Preferred	$(0.54)	$(0.59)	$(0.57)	$(0.05)
Distribution of operating cash per weighted-average limited partner unit outstanding:
Cash Preferred(a)	$ 0.14	$ 0.14	$ 0.13	$ 0.14
Tax Preferred	$ 0.00	$ 0.00	$ 0.00	$ 0.00

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

8.	GENERAL AND ADMINISTRATIVE COSTS

General and administrative costs for the years ended December 31, 2007, 2006, and 2005 are comprised of the following items:

	2007	2006	2005
Salary reimbursements	$82,610	$69,475	$84,233
Printing expenses	36,247	27,647	24,438
Independent accounting fees	27,467	19,598	20,605
Postage and delivery expenses	7,374	4,584	3,812
Legal fees	4,114	8,329	14,973
Other professional fees	2,893	1,187	1,613
Taxes and licensing fees	1,274	5,902	12,483
Computer costs	1,037	1,126	1,478
Registration and filing fees	806	885	39
Life insurance	0	559	280

Total general and administrative costs	$163,822	$139,292	$163,954

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Wells Fund XIII-REIT Joint Venture Partnership:

We have audited the accompanying balance sheets of Wells Fund XIII-REIT Joint Venture Partnership (the “Joint Venture”) as of December 31, 2007 and 2006, and the related statements of operations, partners’ capital, and cash flows for each of the two years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Fund XIII-REIT Joint Venture Partnership as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/    FRAZIER & DEETER, LLC

Atlanta, Georgia

March 26, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Wells Fund XIII-REIT Joint Venture Partnership:

We have audited the accompanying statements of operations, partners’ capital, and cash flows of Wells Fund XIII-REIT Joint Venture Partnership (the “Joint Venture”) for the year in the period ended December 31, 2005. Our audit also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Wells Fund XIII-REIT Joint Venture Partnership for the year in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/    ERNST & YOUNG LLP

Atlanta, Georgia

March 9, 2007

WELLS FUND XIII – REIT JOINT VENTURE PARTNERSHIP

BALANCE SHEETS

DECEMBER 31, 2007 AND 2006

ASSETS

	2007	2006
Real estate assets, at cost:
Land	$2,671,824	$2,671,824
Building and improvements, less accumulated depreciation of $4,672,919 and $3,832,345 at December 31, 2007 and 2006, respectively	26,606,139	27,446,713
Intangible lease assets, less accumulated amortization of $3,653,966 and $2,837,406 at December 31, 2007 and 2006, respectively	816,701	1,633,261

Total real estate assets	30,094,664	31,751,798
Cash and cash equivalents	2,765,789	2,423,845
Tenant receivables	677,870	693,608
Deferred leasing costs, less accumulated amortization of $2,870,957 and $2,217,027 at December 31, 2007 and 2006, respectively	1,157,688	1,811,618
Other assets, net	19,418	20,448

Total assets	$34,715,429	$36,701,317

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Intangible lease liabilities, less accumulated amortization of $162,238 and $131,243 at December 31, 2007 and 2006, respectively	$26,413	$57,408
Accounts payable and accrued expenses	1,442,784	1,338,516
Due to affiliates	27,401	629
Deferred income	408,798	166,256
Partnership distributions payable	877,661	925,684

Total liabilities	2,783,057	2,488,493
Partners’ capital:
Wells Real Estate Fund XIII, L.P.	8,976,190	9,617,225
Piedmont Operating Partnership, LP	22,956,182	24,595,599

Total partners’ capital	31,932,372	34,212,824

Total liabilities and partners’ capital	$34,715,429	$36,701,317

See accompanying notes.

WELLS FUND XIII – REIT JOINT VENTURE PARTNERSHIP

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2007, 2006, AND 2005

	2007	2006	2005
REVENUES:
Rental income	$3,988,548	$4,165,286	$4,126,560
Reimbursement income	2,336,099	2,456,045	2,323,268
Lease termination income	0	0	20,000
Interest and other income	88,581	88,169	59,695

Total revenues	6,413,228	6,709,500	6,529,523
EXPENSES:
Property operating costs	2,439,893	2,497,031	2,451,901
Management and leasing fees	295,559	287,101	258,559
Depreciation	840,574	807,089	786,560
Amortization	1,454,011	1,524,625	1,658,128
Lease termination expense	0	0	48,605
General and administrative	119,565	80,625	101,586

Total expenses	5,149,602	5,196,471	5,305,339

NET INCOME FROM CONTINUING OPERATIONS	1,263,626	1,513,029	1,224,184

DISCONTINUED OPERATIONS:
Operating income (loss)	26,198	(11,955)	584,098
Gain on disposition	0	0	7,318,380

Income (loss) from discontinued operations	26,198	(11,955)	7,902,478

NET INCOME	$1,289,824	$1,501,074	$9,126,662

See accompanying notes.

WELLS FUND XIII – REIT JOINT VENTURE PARTNERSHIP

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2007, 2006, AND 2005

	Wells Real Estate Fund XIII, L.P.	Piedmont Operating Partnership, LP	Total Partners’ Capital
BALANCE, DECEMBER 31, 2004	$18,665,456	$48,099,174	$66,764,630

Net income	2,565,505	6,561,157	9,126,662
Partnership distributions	(11,104,992)	(28,763,643)	(39,868,635)

BALANCE, DECEMBER 31, 2005	10,125,969	25,896,688	36,022,657

Net income	421,952	1,079,122	1,501,074
Partnership distributions	(930,696)	(2,380,211)	(3,310,907)

BALANCE, DECEMBER 31, 2006	9,617,225	24,595,599	34,212,824

Net income	362,570	927,254	1,289,824
Partnership distributions	(1,003,605)	(2,566,671)	(3,570,276)

BALANCE, DECEMBER 31, 2007	$8,976,190	$22,956,182	$31,932,372

See accompanying notes.

WELLS FUND XIII – REIT JOINT VENTURE PARTNERSHIP

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2007, 2006, AND 2005

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,289,824	$1,501,074	$9,126,662
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition	0	0	(7,318,380)
Depreciation	840,574	807,089	882,866
Amortization	1,439,495	1,504,695	1,747,387
Lease termination expense	0	0	48,605
Decrease (increase) in tenant receivables, net	15,738	(106,928)	63,157
Decrease in other assets, net	1,030	333	14,396
Increase (decrease) in accounts payable and accrued expenses	104,268	(107,404)	344,582
Increase (decrease) in due to affiliates	26,772	(6,877)	(18,699)
Increase (decrease) in deferred income	242,542	(165,233)	(3,111)

Net cash provided by operating activities	3,960,243	3,426,749	4,887,465

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of real estate assets	0	0	35,729,400
Investment in real estate assets	0	(217,650)	(38,769)
Payment of deferred leasing costs	0	(206,202)	(256,679)

Net cash (used in) provided by investing activities	0	(423,852)	35,433,952

CASH FLOWS FROM FINANCING ACTIVITIES:
Net sale proceeds distributions paid to joint venture partners	0	0	(35,729,400)
Operating distributions paid to joint venture partners in excess of accumulated earnings	(3,618,299)	(2,900,456)	(4,453,663)

Net cash used in financing activities	(3,618,299)	(2,900,456)	(40,183,063)

NET INCREASE IN CASH AND CASH EQUIVALENTS	341,944	102,441	138,354

CASH AND CASH EQUIVALENTS, beginning of year	2,423,845	2,321,404	2,183,050

CASH AND CASH EQUIVALENTS, end of year	$2,765,789	$2,423,845	$2,321,404

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$877,661	$925,684	$515,233

Write-off of fully amortized deferred leasing costs	$0	$72,018	$190,163

Write-off of fully amortized intangible lease assets	$0	$153,044	$0

See accompanying notes.

WELLS FUND XIII – REIT JOINT VENTURE PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006, AND 2005

1.	ORGANIZATION AND BUSINESS

On June 27, 2001, Wells Real Estate Fund XIII, L.P. (“Fund XIII”) and Piedmont Operating Partnership, LP (“Piedmont OP”), formerly known as Wells Operating Partnership, L.P., entered into a Georgia general partnership to form Wells Fund XIII-REIT Joint Venture Partnership (the “Joint Venture”). The general partners of Fund XIII are Leo F. Wells, III and Wells Capital, Inc. (“Wells Capital”). Piedmont OP is a Delaware limited partnership with Piedmont Office Realty Trust, Inc. (“Piedmont REIT”), formerly known as Wells Real Estate Investment Trust, Inc., serving as its general partner. Piedmont REIT is a Maryland corporation that qualifies as a real estate investment trust.

The Joint Venture was formed to acquire and operate commercial real properties, including properties to be developed, currently under development or construction, newly constructed or having operating histories. On July 16, 2001, the Joint Venture purchased a two-story office building containing approximately 85,000 square feet, the AmeriCredit Building, located in Orange Park, Florida. On December 21, 2001, the Joint Venture purchased two connected one-story office and assembly buildings consisting of approximately 148,000 square feet, 8560 Upland Drive, located in Parker, Colorado. On December 12, 2002, the Joint Venture purchased a four-story office building containing approximately 141,000 square feet, the John Wiley Building, located in Fishers, Indiana. On September 19, 2003, the Joint Venture purchased a four-story office building containing approximately 194,000 square feet, the AIU – Chicago Building, located in Hoffman Estates, Illinois. Ownership interests were recomputed based on relative cumulative capital contributions from the joint venture partners.

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

Real Estate Assets

Investment in Real Estate Assets

Real estate assets are stated at cost, less accumulated depreciation. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, and any tenant improvements or major improvements and betterments which extend the useful life of the related asset. The Joint Venture considers the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. Upon receiving notification of a tenant’s intention to terminate a lease, undepreciated tenant improvements are written off to lease termination expense. All repairs and maintenance are expensed as incurred.

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

The fair values of the tangible assets of an acquired property (which includes land and building) are determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and building based on management’s determination of the relative fair value of these assets. Management determines the as-if vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases, including leasing commissions and other related costs. In estimating carrying costs, management includes real estate taxes, insurance, and other operating expenses during the expected lease-up periods based on current market demand. These assessments have a direct impact on net income.

As further described below, in-place leases with the Joint Venture may have values related to: direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals that are avoided by acquiring an in-place lease, tenant relationships, and effective contractual rental rates that are above or below market rates:

•

Direct costs associated with obtaining a new tenant, including commissions, tenant improvements and other direct costs, are estimated based on management’s consideration of current market costs to execute a similar lease. Such direct costs are included in deferred leasing costs in the accompanying balance sheet and are amortized to expense over the remaining terms of the respective leases.

•

The value of opportunity costs associated with lost rentals avoided by acquiring an in-place lease is calculated based on the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. Such opportunity costs are included in intangible lease assets in the accompanying balance sheet and are amortized to expense over the remaining terms of the respective leases.

•

The value of tenant relationships is calculated based on expected renewal of a lease or the likelihood of obtaining a particular tenant for other locations. Values associated with tenant relationships are included in intangible lease assets in the accompanying balance sheet and are amortized to expense over the remaining terms of the respective leases.

•

The value of effective rental rates of in-place leases that are above or below the market rates of comparable leases is calculated based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be received pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining terms of the leases. The capitalized above-market and below-market lease values are recorded as intangible lease assets or liabilities and amortized as an adjustment to rental income over the remaining terms of the respective leases.

During the years ended December 31, 2007, 2006, and 2005, the Joint Venture recognized the following amortization of intangible lease assets and liabilities:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the year ending December 31:
2007	$16,479	$800,081	$636,882	$30,995

2006	$19,655	$873,142	$639,877	$39,585

2005	$135,684	$922,078	$729,885	$46,425

As of December 31, 2007 and 2006, the Joint Venture had the following gross intangible in-place lease assets and liabilities:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
2007	$83,765	$4,386,902	$3,573,931	$188,651

2006	$83,765	$4,386,902	$3,573,931	$188,651

The remaining unamortized balance for intangible assets and liabilities will be amortized as follows:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market Lease Liability
	Absorption Period Costs	Above-Market In-Place Lease Assets
For the year ending December 31:
2008	$473,508	$13,732	$382,764	$12,226
2009	164,731	0	179,056	7,094
2010	164,730	0	179,055	7,093
2011	0	0	0	0
Thereafter	0	0	0	0

	$802,969	$13,732	$740,875	$26,413

Average Amortization Period	3 years	1 year	3 years	3 years

Valuation of Real Estate Assets

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets and related intangible assets owned by the Joint Venture may not be recoverable. When indicators of potential impairment are present management assesses whether the respective carrying values will be recovered with the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use or the estimated fair value, less costs to sell, for assets held for sale do not exceed the respective asset carrying value, management adjusts such assets to the respective estimated fair values, as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. The Joint Venture has determined that there has been no impairment in the carrying value of any of the real estate assets held as of December 31, 2007.

Projections of expected future cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property, and the number of years the property is held for investment. The use of inappropriate assumptions in the future cash flow analysis would result in an incorrect assessment of the property’s future cash flows and fair value, and could result in the overstatement of the carrying value of the Joint Venture’s real estate assets and net income.

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Tenant Receivables

Tenant receivables are comprised of tenant receivables and straight-line rent receivables. Upon receiving notification of a tenant’s intention to terminate a lease, unamortized straight-line rent receivables are written off to lease termination expense. Management assesses the collectibility of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. No such allowances have been recorded as of December 31, 2007 or 2006.

Deferred Leasing Costs, net

Deferred leasing costs reflect costs incurred to procure operating leases, including opportunity costs avoided by acquiring an in-place lease identified in connection with the purchase price allocation process, which are capitalized and amortized on a straight-line basis over the terms of the respective leases. The remaining unamortized balance of deferred leasing costs will be amortized over a weighted-average period of approximately three years. Upon receiving notification of a tenant’s intention to terminate a lease, unamortized deferred leasing costs are written-off to lease termination expense.

Other Assets, net

Other assets as of December 31, 2007 and 2006 is comprised of the following items:

	2007	2006
Prepaid insurance	$13,392	$11,498
Interest receivable	5,053	7,938
Prepaid contract labor	973	1,012

Total	$19,418	$20,448

Management assesses the collectibility of other assets on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. An allowance of $77,831 is included in other assets as of December 31, 2007 and 2006. Prepaid expenses are recognized as the related services are provided. Interest receivable represents interest earned during the period presented, which will be received in the following month. Balances without a future economic benefit are written-off as they are identified.

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, income and distributions are allocated to the joint venture partners based their respective ownership interests as determined by relative cumulative capital contributions, as defined. Fund XIII and Piedmont OP held ownership interests in the Joint Venture of approximately 28% and 72%, for the years ended December 31, 2007 and 2006, respectively. Net cash from operations is generally distributed to the joint venture partners on a quarterly basis.

Income Taxes

The Joint Venture is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners of Fund XIII and Piedmont OP are required to include their respective share of profits and losses from the Joint Venture in their individual income tax returns.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 will be effective for fiscal years beginning after November 15, 2007. The Joint Venture is currently assessing these provisions and evaluating the financial impact of SFAS No. 159 on its financial statements; however, it is not currently planning to adopt the fair value option in 2008.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP, including amending SFAS No. 144. SFAS No. 157 emphasizes that fair value is a market-based measurement, as opposed to an entity-specific measurement. In February 2008, the FASB issued Staff Position No. SFAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, (“FSP 157-1”). FSP 157-1, which is effective upon the initial adoption of SFAS No. 157, excludes SFAS No. 13, Accounting for Leases, as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under SFAS No. 13, from the scope of SFAS No. 157. In February 2008, the FASB issued Staff Position No. SFAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS No. 157 for all nonrecurring nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. Accordingly, FSP 157-2 will be effective for the Joint Venture beginning January 1, 2009 and all other aspects of SFAS No. 157 will be effective for the Joint Venture beginning January 1, 2008. The Joint Venture is currently assessing the provisions and evaluating the financial impact of SFAS No. 157, FSP 157-1, and FSP 157-2 on its financial statements; however, does not believe the adoption of this pronouncement will have a material impact on its financial statements.

In July 2006, the FASB issued Financial Accounting Standards Board Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes, which clarifies the relevant criteria and approach for the recognition, derecognition, and measurement of uncertain tax positions. FIN No. 48 was effective for the Joint Venture beginning January 1, 2007. The adoption of this pronouncement has not had a material impact on the Joint Venture’s financial statements.

3.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

Fund XIII is a party to individual property management and leasing agreements with Wells Management Company, Inc. (“Wells Management”), an affiliate of each of its general partners.

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

Management and leasing fees are recognized in accordance with the terms of the aforementioned agreements, weighted based on joint venture partners respective ownership interests in the Joint Venture. During the years ended December 31, 2007, 2006, and 2005, the Joint Venture incurred management and leasing fees that are payable to Wells Management of $98,209, $152,101, and $190,571, respectively, portions of which are included in income (loss) from discontinued operations in the accompanying statements of operations.

In addition, the Joint Venture incurs fees payable to Piedmont Office Management, LLC (“Piedmont Management”), or its affiliates, for the management and leasing of the Joint Venture’s properties equal to (a) the lesser of 4.5% of the gross revenues generally paid over the life of the lease or 0.6% of Net Asset Value calculated on an annual basis, (b) prorated by Piedmont OP’s ownership interest in the Joint Venture. During the year ended December 31, 2007, the Joint Venture incurred management and leasing fee expenses payable to Piedmont Management, or its affiliates, of $163,600.

Administrative Reimbursements

Wells Management performs certain administrative services for the Joint Venture’s properties, relating to accounting, property management, and other partnership administration, and incurs the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. In the opinion of management, this is a reasonable estimation of such expenses. During 2007, 2006, and 2005, the Joint Venture incurred administration expenses of $14,257, $23,131, and $46,690, respectively, payable to Wells Management for these services, portions of which are included in income (loss) from discontinued operations in the accompanying statements of operations.

In addition, Piedmont Management also performs certain administrative services for the Joint Venture and incurs the related expense. During 2007, the Joint Venture incurred administrative expenses of $56,017 payable to Piedmont Management, or its affiliates, for these services.

Due to Affiliates

As of December 31, 2007 and December 31, 2006, due to affiliates balances reflect amounts due to Piedmont Management and/or Wells Management for the following items:

	2007	2006
Administrative reimbursements	$14,338	$629
Property management fees	13,063	0

	$27,401	$629

4.    DISCONTINUED OPERATIONS

In accordance with SFAS No. 144, the Joint Venture has classified the results of operations related to the office components of the AmeriCredit Building and the John Wiley Building, which were sold on April 13, 2005, as discontinued operations in the accompanying statements of operations. The details comprising income (loss) from discontinued operations are presented below:

	2007	2006	2005
Rental income	$0	$0	$975,715
Reimbursement income	0	65,493	94,506
Interest and other income	26,198	383	0

Total revenues	26,198	65,876	1,070,221

Property operating costs	0	0	266,348
Management and leasing fees	0	0	66,905
Depreciation	0	0	96,306
Bad debt expense	0	77,831	0
General and administrative	0	0	56,564

Total expenses	0	77,831	486,123

Operating income (loss)	26,198	(11,955)	584,098
Gain on disposition	0	0	7,318,380

Income (loss) from discontinued operations	$26,198	$(11,955)	$7,902,478

5.	RENTAL INCOME

The future minimum rental income due to the Joint Venture under non-cancelable operating leases as of December 31, 2007 follows:

Year ended December 31:
2008	$3,803,818
2009	3,871,365
2010	3,973,700
2011	1,461,219
2012	0
Thereafter	0

$13,110,102

Three tenants generated approximately 60%, 34%, and 6% of rental income for the year ended December 31, 2007, and two tenants will generate approximately 57% and 43% of future minimum rental income.

WELLS FUND XIII – REIT JOINT VENTURE PARTNERSHIP

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

DECEMBER 31, 2007

Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent To Acquisition(d)	Gross Carrying Amount as of December 31, 2007					Accumulated Depreciation & Amortization(c)	Date of Construction	Date Acquired
		Land	Buildings and Improvements		Land	Buildings and Improvements	Intangible Lease Asset	Construction in Progress	Total
8560 UPLAND DRIVE(a)	None	$1,954,213	$11,215,621	$542,281	$2,047,735	$11,664,380	$0	$0	$13,712,115	$2,183,174	2001	12/21/01
AIU – CHICAGO BUILDING(b)	None	600,000	22,681,602	1,427,832	624,089	19,614,678	4,470,667	0	24,709,434	6,143,711	2003	9/19/03

Total		$2,554,213	$33,897,223	$1,970,113	$2,671,824	$31,279,058	$4,470,667	$0	$38,421,549	$8,326,885

(a)	8560 Upland Drive is comprised of two connected one-story office and assembly buildings located in Parker, Colorado.

(b)	The AIU – Chicago Building is a four-story office building located in Hoffman Estates, Illinois.

(c)

Buildings, land improvements, building improvements, and tenant improvements are depreciated using the straight-line method over 40 years, 20 years, 5 to 25 years, and the shorter of the economic life or corresponding lease terms, respectively.

(d)	Includes acquisition and advisory fees and acquisition expense reimbursements applied at acquisition.

WELLS FUND XIII – REIT JOINT VENTURE PARTNERSHIP

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

AND AMORTIZATION

DECEMBER 31, 2007

	Cost	Accumulated Depreciation & Amortization
BALANCE AT DECEMBER 31, 2004	$69,838,861	$6,847,091

Additions	38,769	1,975,845 (1)
Dispositions	(31,520,687)	(3,700,027)

BALANCE AT DECEMBER 31, 2005	38,356,943	5,122,909

Additions	217,650	1,699,886
Dispositions	(153,044)	(153,044)

BALANCE AT DECEMBER 31, 2006	38,421,549	6,669,751

Additions	0	1,657,134

BALANCE AT DECEMBER 31, 2007	$38,421,549	$8,326,885

(1)	Included in the number presented is $3,554, which is included in lease termination expense in the accompanying statements of operations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Fund XIII and Fund XIV Associates:

We have audited the accompanying balance sheets of Fund XIII and Fund XIV Associates (the “Joint Venture”) as of December 31, 2007 and 2006, and the related statements of operations, partners’ capital, and cash flows for each of the two years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fund XIII and Fund XIV Associates as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/    FRAZIER & DEETER, LLC

Atlanta, Georgia

March 26, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Fund XIII and Fund XIV Associates:

We have audited the accompanying statements of operations, partners’ capital, and cash flows of Fund XIII and Fund XIV Associates (the “Joint Venture”) for the year in the period ended December 31, 2005. Our audit also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Fund XIII and Fund XIV Associates for the year in the period ended December 31, 2005. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    ERNST & YOUNG LLP

Atlanta, Georgia

March 9, 2007

FUND XIII AND FUND XIV ASSOCIATES

BALANCE SHEETS

DECEMBER 31, 2007 AND 2006

ASSETS

	2007	2006
Real estate assets, at cost:
Land	$2,031,250	$4,062,507
Building and improvements, less accumulated depreciation of $826,633 and $1,438,887 at December 31, 2007 and 2006, respectively	6,269,126	15,308,594
Intangible lease assets, less accumulated amortization of $1,047,049 and $1,640,232 at December 31, 2007 and 2006, respectively	584,651	2,166,065

Total real estate assets	8,885,027	21,537,166
Cash and cash equivalents	531,264	708,103
Tenant receivables	169,372	293,206
Due from affiliate	2,911	0
Deferred leasing costs, less accumulated amortization of $578,732 and $941,971 at December 31, 2007 and 2006, respectively	363,045	1,407,539
Other assets	13,061	13,937

Total assets	$9,964,680	$23,959,951

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Accounts payable and accrued expenses	$57,853	$71,580
Due to affiliate	0	4,094
Deferred income	194,493	147,058
Partnership distributions payable	333,256	554,283
Intangible lease liability, less accumulated amortization of $0 and $206,060 at December 31, 2007 and 2006, respectively	0	480,806

Total liabilities	585,602	1,257,821
Partners’ capital:
Wells Real Estate Fund XIII, L.P.	4,436,304	10,738,108
Wells Real Estate Fund XIV, L.P.	4,942,774	11,964,022

Total partners’ capital	9,379,078	22,702,130

Total liabilities and partners’ capital	$9,964,680	$23,959,951

See accompanying notes.

FUND XIII AND FUND XIV ASSOCIATES

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2007, 2006, AND 2005

	2007	2006	2005
REVENUES:
Rental income	$1,118,033	$1,167,530	$1,163,582
Tenant reimbursements	330,892	319,969	274,502
Interest and other income	21,007	27,589	2,161

Total revenues	1,469,932	1,515,088	1,440,245

EXPENSES:
Property operating costs	308,521	288,813	287,431
Management and leasing fees	72,973	65,933	68,880
Depreciation	175,360	175,360	175,360
Amortization	445,665	503,648	508,583
General and administrative	75,166	40,906	33,845

Total expenses	1,077,685	1,074,660	1,074,099

NET INCOME FROM CONTINUING OPERATIONS	392,247	440,428	366,146

DISCONTINUED OPERATIONS:
Operating income	136,198	624,070	602,142
Gain on disposition	5,104,046	0	0

Income from discontinued operations	5,240,244	624,070	602,142

NET INCOME	$5,632,491	$1,064,498	$968,288

See accompanying notes.

FUND XIII AND FUND XIV ASSOCIATES

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2007, 2006, AND 2005

	Wells Real Estate Fund XIII, L.P	Wells Real Estate Fund XIV, L.P.	Total Partners’ Capital
BALANCE, DECEMBER 31, 2004	$11,804,489	$13,178,200	$24,982,689

Net income	458,000	510,288	968,288
Partnership distributions	(945,998)	(1,080,050)	(2,026,048)

BALANCE, DECEMBER 31, 2005	11,316,491	12,608,438	23,924,929

Net income	503,508	560,990	1,064,498
Partnership contributions	12,497	13,923	26,420
Partnership distributions	(1,094,388)	(1,219,329)	(2,313,717)

BALANCE, DECEMBER 31, 2006	10,738,108	11,964,022	22,702,130

Net income	2,664,168	2,968,323	5,632,491
Partnership contributions	32,127	35,795	67,922
Partnership distributions	(8,998,099)	(10,025,366)	(19,023,465)

BALANCE, DECEMBER 31, 2007	$4,436,304	$4,942,774	$9,379,078

See accompanying notes.

FUND XIII AND FUND XIV ASSOCIATES

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2007, 2006, AND 2005

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,632,491	$1,064,498	$968,288
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition	(5,104,046)	0	0
Depreciation	218,550	426,896	421,051
Amortization	530,449	859,120	849,801
Changes in assets and liabilities:
Decrease (increase) in tenant receivables	47,513	(90,457)	(69,007)
Increase in due from affiliate	(2,911)	0	0
Decrease (increase) in other assets	876	(332)	(2,370)
(Decrease) increase in accounts payable and accrued expenses	(13,727)	27,482	(18,248)
(Decrease) increase in due to affiliates	(4,094)	(12,341)	4,636
Increase (decrease) increase in deferred income	47,435	(30,730)	52,796

Net cash provided by operating activities	1,352,536	2,244,136	2,206,947

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of real estate	17,715,680	0	0
Investment in real estate assets	(24,703)	(24,693)	(108,008)
Payment of deferred leasing costs	(43,240)	0	(26,522)

Net cash provided by (used in) investing activities	17,647,737	(24,693)	(134,530)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net sale proceeds distributions to joint venture partners	(17,715,680)	0	0
Distributions to joint venture partners in excess of accumulated earnings	(1,528,812)	(2,262,645)	(2,100,785)
Contributions from joint venture partners	67,380	25,863	0

Net cash used in financing activities	(19,177,112)	(2,236,782)	(2,100,785)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(176,839)	(17,339)	(28,368)

CASH AND CASH EQUIVALENTS, beginning of period	708,103	725,442	753,810

CASH AND CASH EQUIVALENTS, end of period	$531,264	$708,103	$725,442

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Deferred project costs applied to the joint venture	$542	$557	$0

Partnership distributions payable	$333,256	$554,283	$503,211

Write-off of fully amortized real estate assets	$250,963	$162,644	$0

Write-off of fully amortized deferred leasing costs	$83,871	$68,804	$0

See accompanying notes.

FUND XIII AND FUND XIV ASSOCIATES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006, AND 2005

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

On January 31, 2007, the Joint Venture sold 7500 Setzler Parkway to an unrelated third party for a gross sale price of $8,950,000. As a result of the sale, the Joint Venture recognized a gain of approximately $2,166,000 and received net sale proceeds of approximately $8,723,000.

On April 24, 2007, the Joint Venture sold the Randstad – Atlanta Building to an unrelated third party for a gross sale price of $9,250,000. As a result of the sale, the Joint Venture recognized a gain of approximately $2,938,000 and received net sale proceeds of approximately $8,993,000.

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

Real Estate Assets

Investment in Real Estate Assets

Real estate assets are stated at cost, less accumulated depreciation. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, and any tenant improvements or major improvements and betterments which extend the useful life of the related asset. The Joint Venture considers the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. Upon receiving notification of a tenant’s intention to terminate a lease, undepreciated tenant improvements are written off to lease termination expense. All repairs and maintenance are expensed as incurred.

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

The fair values of the tangible assets of an acquired property (which includes land and building) are determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and building based on management’s determination of the relative fair value of these assets. Management determines the as-if vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases, including leasing commissions and other related costs. In estimating carrying costs, management includes real estate taxes, insurance, and other operating expenses during the expected lease-up periods based on current market demand. These assessments have a direct impact on net income.

As further described below, in-place leases with the Joint Venture may have values related to: direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals that are avoided by acquiring an in-place lease, tenant relationships, and effective contractual rental rates that are above or below market rates:

•

Direct costs associated with obtaining a new tenant, including commissions, tenant improvements and other direct costs, are estimated based on management’s consideration of current market costs to execute a similar lease. Such direct costs are included in deferred leasing costs in the accompanying balance sheet and are amortized to expense over the remaining terms of the respective leases.

•

The value of opportunity costs associated with lost rentals avoided by acquiring an in-place lease is calculated based on the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. Such opportunity costs are included in intangible lease assets in the accompanying balance sheet and are amortized to expense over the remaining terms of the respective leases.

•

The value of tenant relationships is calculated based on expected renewal of a lease or the likelihood of obtaining a particular tenant for other locations. Values associated with tenant relationships are included in intangible lease assets in the accompanying balance sheet and are amortized to expense over the remaining terms of the respective leases.

•

The value of effective rental rates of in-place leases that are above or below the market rates of comparable leases is calculated based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be received pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining terms of the leases. The capitalized above-market and below-market lease values are recorded as intangible lease assets or liabilities and amortized as an adjustment to rental income over the remaining terms of the respective leases.

During the years ended December 31, 2007, 2006, and 2005, the Joint Venture recognized the following amortization of intangible lease assets and liabilities:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liability
	Above-Market In-Place Lease Assets	Absorption Period Costs
For the year ending December 31:
2007	$22,289	$332,551	$194,900	$21,560

2006	$39,768	$546,318	$321,030	$68,687

2005	$40,372	$550,110	$322,174	$68,686

As of December 31, 2007 and 2006, the Joint Venture had the following gross intangible in-place lease assets and liabilities:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liability
	Above-Market In-Place Lease Assets	Absorption Period Costs
2007	$81,452	$1,550,248	$898,538	$0

2006	$197,509	$3,608,788	$2,349,510	$686,866

The remaining net unamortized balance for intangible assets and liability will be amortized as follows:

	Intangible Lease Assets		Intangible Lease Origination Costs
	Absorption Period Costs	Above-Market In-Place Lease Assets
For the year ending December 31:
2008	$239,492	$11,799	$138,352
2009	188,916	9,661	109,342
2010	37,186	3,249	22,314
2011	37,186	3,249	22,314
2012	37,186	3,249	22,314
Thereafter	12,395	1,083	7,438

	$552,361	$32,290	$322,074

Average Amortization Period	5 years	5 years	5 years

Valuation of Real Estate Assets

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets and related intangible assets owned by the Joint Venture may not be recoverable. When indicators of potential impairment are present management assesses whether the respective carrying values will be recovered with the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use or the estimated fair value, less costs to sell, for assets held for sale do not exceed the respective asset carrying value, management adjusts such assets to the respective estimated fair values, as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. The Joint Venture has determined that there has been no impairment in the carrying value of any of the real estate assets held as of December 31, 2007.

Projections of expected future cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property, and the number of years the property is held for investment. The use of inappropriate assumptions in the future cash flow analysis would result in an incorrect assessment of the property’s future cash flows and fair value, and could result in the overstatement of the carrying value of the Joint Venture’s real estate assets and net income.

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Tenant Receivables

Tenant receivables are comprised of tenant receivables and straight-line rent receivables. Management assesses the collectibility of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. Upon receiving notification of a tenant’s intention to terminate a lease, unamortized straight-line rent receivables are written off to lease termination expense. No such allowances have been recorded as of December 31, 2007 or 2006.

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

Other Assets

Other assets as of December 31, 2007 and 2006 are comprised of the following items:

	2007	2006
Prepaid expenses	$5,847	$6,052
Utility deposits	6,564	5,943
Interest receivable	650	1,942

Total	$13,061	$13,937

Prepaid expenses are recognized as the related services are provided. Utility deposits represent cash deposits paid to utility companies. Interest receivable represents interest earned during the period presented, which will be received in the following month. Balances without a future economic benefit are written off as they are identified.

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, income and distributions are allocated to the joint venture partners based upon their respective ownership interests as determined by relative cumulative capital contributions, as defined. Fund XIII and Fund XIV held ownership interests in the Joint Venture of approximately 47% and 53%, for the years ended December 31, 2007 and 2006, respectively. Net cash from operations is generally distributed to the joint venture partners on a quarterly basis.

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 will be effective for fiscal years beginning after November 15, 2007. The Joint Venture is currently assessing these provisions and evaluating the financial impact of SFAS No. 159 on its financial statements; however, it is not currently planning to adopt the fair value option in 2008.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP, including amending SFAS No. 144. SFAS No. 157 emphasizes that fair value is a market-based measurement, as opposed to an entity-specific measurement. In February 2008, the FASB issued Staff Position No. SFAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, (“FSP 157-1”). FSP 157-1, which is effective upon the initial adoption of SFAS No. 157, excludes SFAS No. 13, Accounting for Leases, as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under SFAS No. 13, from the scope of SFAS No. 157. In February 2008, the FASB issued Staff Position No. SFAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS No. 157 for all nonrecurring nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. Accordingly, FSP 157-2 will be effective for the Joint Venture beginning January 1, 2009 and all other aspects of SFAS No. 157 will be effective for the Joint Venture beginning January 1, 2008. The Joint Venture is currently assessing the provisions and evaluating the financial impact of SFAS No. 157, FSP 157-1, and FSP 157-2 on its financial statements; however, does not believe the adoption of this pronouncement will have a material impact on its financial statements.

In July 2006, the FASB issued Financial Accounting Standards Board Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes, which clarifies the relevant criteria and approach for the recognition, derecognition, and measurement of uncertain tax positions. FIN No. 48 was effective for the Joint Venture beginning January 1, 2007. The adoption of this pronouncement has not had a material impact on the Joint Venture’s financial statements.

3.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

Fund XIII and Fund XIV entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of their general partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Joint Venture’s properties, the Joint Venture will pay Wells Management management and leasing fees equal to the lesser of (a) fees that would be paid to a comparable outside firm, which is assessed periodically based on market studies; or (b) 4.5% of the gross revenues generally paid over the life of the lease, plus a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month’s rent. In the case of commercial properties which are leased on a long-term net basis (10 or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. The Joint Venture incurred management and leasing fees that are payable to Wells Management of $46,644, $93,498, and $109,850 for the years ended December 31, 2007, 2006, and 2005, respectively, portions of which are included in income (loss) from discontinued operations in the accompanying statements of operations.

Administration Reimbursements

Wells Management performs certain administrative services for the Joint Venture, relating to accounting, property management, and other joint venture administration, and incurs the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. In the opinion of management, this is a reasonable estimation of such expense. During 2007, 2006, and 2005, the Joint Venture reimbursed $14,814, $33,246, and $55,873, respectively, to Wells Management for these services, portions of which are included in income (loss) from discontinued operations in the accompanying statements of operations.

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

Due from Affiliate

As of December 31, 2007, due from affiliate balance reflects amounts due from Wells Management related to an overpayment of property management fees.

Due to Affiliate

As of December 31, 2007 and December 31, 2006, due to affiliate balances reflect amounts due to Wells Management for the following items:

	2007	2006
Property management fees	$0	$3,856
Administrative reimbursements	0	238

	$0	$4,094

4.	DISCONTINUED OPERATIONS

In accordance with SFAS No. 144, the Joint Venture has classified the results of operations related 7500 Setzler Parkway, which was sold on January 31, 2007, and the Randstad – Atlanta Building, which was sold on April 24, 2007, as discontinued operations in the accompanying statements of operations. The details comprising income from discontinued operations are presented below:

	2007	2006	2005
Rental income	$282,879	$1,333,200	$1,316,376
Reimbursement income	77,624	444,636	431,555

Total revenues	360,503	1,777,836	1,747,931

Property operating costs	68,722	380,615	378,991
Management and leasing fees	14,775	74,942	76,262
Depreciation	43,190	251,536	245,691
Amortization	84,055	384,391	369,532
General and administrative	13,563	62,282	75,313

Total expenses	224,305	1,153,766	1,145,789

Operating income	136,198	624,070	602,142
Gain on disposition	5,104,046	0	0

Income from discontinued operations	$5,240,244	$624,070	$602,142

5.	RENTAL INCOME

The future minimum rental income due to the Joint Venture under noncancelable operating leases as of December 31, 2007 is as follows:

Year ended December 31:
2008	$1,222,276
2009	1,025,897
2010	367,183
2011	378,164
2012	375,003
Thereafter	70,289

$3,438,812

Four tenants generated approximately 57%, 15%, 14%, and 11% of rental income for the year ended December 31, 2007, and three tenants will generate approximately 45%, 32%, and 23% of future minimum rental income.

FUND XIII AND FUND XIV ASSOCIATES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

DECEMBER 31, 2007

		Initial Cost		Costs Capitalized Subsequent To Acquisition(c)	Gross Carrying Amount as of December 31, 2007				Accumulated Depreciation & Amortization(b)
Description	Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Intangible Lease Asset	Total		Date of Construction	Date Acquired
SIEMENS – ORLANDO BUILDING(a)	None	$1,950,000	$8,734,436	$74,273	$2,031,250	$7,095,759	$1,631,700	$10,758,709	$1,873,682	2003	10/30/2003

(a)	The Siemens – Orlando Building consists of two single-story office buildings located in Orlando, Florida.

(b)

Buildings, land improvements, building improvements, and tenant improvements are depreciated using the straight-line method over 40 years, 20 years, 5 to 25 years, and the shorter of the economic life or corresponding lease terms, respectively.

(c)	Includes acquisition and advisory fees and acquisition expense reimbursements applied at acquisition.

FUND XIII AND FUND XIV ASSOCIATES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

AND AMORTIZATION

DECEMBER 31, 2007

	Cost	Accumulated Depreciation & Amortization
BALANCE AT DECEMBER 31, 2004	$24,645,671	$1,217,248

Additions	108,008	1,011,533

BALANCE AT DECEMBER 31, 2005	24,753,679	2,228,781

Additions	25,250	1,012,982
Dispositions	(162,644)	(162,644)

BALANCE AT DECEMBER 31, 2006	24,616,285	3,079,119

Additions	25,245	573,390
Dispositions	(13,882,821)	(1,778,827)

BALANCE AT DECEMBER 31, 2007	$10,758,709	$1,873,682

EXHIBIT INDEX

TO

2007 FORM 10-K

OF

WELLS REAL ESTATE FUND XIII, L.P.

The following documents are filed as exhibits to this report. Those exhibits previously filed and incorporated herein by reference are identified below by an asterisk. For each such asterisked exhibit, there is shown below the description of the previous filing. Exhibits which are not required for this report are omitted.

Exhibit Number	Description of Document

*3.1	Agreement of Limited Partnership of Wells Real Estate Fund XIII, L.P. (Exhibit 3.1 to Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., Commission File No. 333-48984)

*3.2	Certificate of Limited Partnership of Wells Real Estate Fund XIII, L.P. dated September 15, 1998 (Exhibit 3.2 to Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., Commission File No. 333-48984)

*3.3	Certificate of Amendment to the Certificate of Limited Partnership of Wells Real Estate Fund XIII, L.P. dated October 20, 2000 (Exhibit 3.2(a) to Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., Commission File No. 333-48984)

*10.1	Management and Leasing Agreement with Wells Management Company, Inc. (Exhibit 10.2 to Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., Commission File No. 333-48984)

*10.2	Joint Venture Partnership Agreement of Wells Fund XIII-REIT Joint Venture Partnership (Exhibit 10.85 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-44900)

*10.3	Agreement for the Purchase and Sale of Property for the AmeriCredit Building (Exhibit 10.86 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-44900)

*10.4	Lease Agreement for the AmeriCredit Building (Exhibit 10.87 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-44900)

*10.5	Purchase Agreement for the ADIC Buildings (Exhibit 10.6 to Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., Commission File No. 333-48984)

*10.6	Purchase Agreement for land adjacent to the ADIC Buildings (Exhibit 10.7 to Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., Commission File No. 333-48984)

*10.7	Lease Agreement for the ADIC Buildings (Exhibit 10.8 to Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., Commission File No. 333-48984)

*10.8	Purchase Agreement for the John Wiley Indianapolis Building (Exhibit 10.9 to Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., Commission File No. 333-48984)

*10.9	Lease Agreement with John Wiley & Sons, Inc. ((Exhibit 10.10 to Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., Commission File No. 333-48984)

*10.10	Amendment #2 to Lease Agreement with John Wiley & Sons, Inc. (Exhibit 10.11 to Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., Commission File No. 333-48984)

*10.11	Amendment #3 to Lease Agreement with John Wiley & Sons, Inc. (Exhibit 10.12 to Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., Commission File No. 333-48984)

Exhibit Number	Description of Document

*10.12	Purchase and Sale Agreement relating to the AIU Chicago Building (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund XIII, L.P. for the quarter ended September 30, 2003, Commission File No. 0-49633)

*10.13	Lease Agreement with American InterContinental University, Inc. (Exhibit 10.2 to Form 10-Q of Wells Real Estate Fund XIII, L.P. for the quarter ended September 30, 2003, Commission File No. 0-49633)

*10.14	Agreement of Purchase and Sale of Property for Siemens Orlando Buildings and third amendment thereto (Exhibit 10.3 to Form S-11 Registration Statement of Wells Real Estate Fund XIV, L.P., Commission File No. 333-101463)

*10.15	Lease Agreement with Siemens Shared Services LLC (Exhibit 10.4 to Form S-11 Registration Statement of Wells Real Estate Fund XIV, L.P., Commission File No. 333-101463)

*10.16	Joint Venture Partnership Agreement of Fund XIII and Fund XIV Associates (Exhibit 10.16 to Form 10-K of Wells Real Estate Fund XIII, L.P. for the fiscal year ended December 31, 2003, Commission File No. 0-49633)

*10.17	Purchase and Sale Agreement for the Randstad Atlanta Building (Exhibit 10.17 to Form 10-K of Wells Real Estate Fund XIII, L.P. for the fiscal year ended December 31, 2003, Commission File No. 0-49633)

*10.18	Lease Agreement for the Randstad Atlanta Building (Exhibit 10.18 to Form 10-K of Wells Real Estate Fund XIII, L.P. for the fiscal year ended December 31, 2003, Commission File No. 0-49633)

*10.19	Purchase and Sale Agreement for the 7500 Setzler Parkway Building (Exhibit 10.8 to Form S-11 Registration Statement of Wells Real Estate Fund XIV, L.P., Commission File No. 333-101463)

*10.20	Lease Agreement for the 7500 Setzler Parkway Building (Exhibit 10.9 to Form S-11 Registration Statement of Wells Real Estate Fund XIV, L.P., Commission File No. 333-101463)

*10.21	Purchase and Sale Agreement for the AmeriCredit Building and John Wiley Building (Exhibit 10.70 to Form 10-Q of Wells Real Estate Investment Trust, Inc. for the quarter ended March 31, 2005, Commission File No. 0-25739)

*10.22	Purchase and Sale Agreement by and among Wells Real Estate Fund XIII, L.P., Wells Real Estate Fund XIV, L.P. and AMB Institutional Alliance Fund III, L.P. for the sale of the 7500 Setzler Parkway Building (Exhibit to Form 10-K of Wells Real Estate Fund. XIII, L.P. for the fiscal year ended December 31, 2006, Commission File No. 0-49633)

*10.23	Purchase and Sale Agreement for the sale of the Randstad Atlanta Building (Exhibit 10.2 to Form 10-Q of Wells Real Estate Fund XIII, L.P. for the quarter ended March 31, 2007, Commission File No. 0-49633)

*16	Letter from Ernst & Young LLP dated September 27, 2006 regarding change in accountants (Exhibit 16.1 to the Current Report on Form 8-K of Wells Real Estate Fund XIII, L.P. filed on September 27, 2006, Commission File No. 0-49633)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002