Form 10-Q
period 2008-09-30
WELLS REAL ESTATE FUND XIII L P
filed 2008-11-07
CIK 1127245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide distributions to partners, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A. in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007 along with Item 1A. of Part II of this report for a discussion of some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in our forward-looking statements.

WELLS REAL ESTATE FUND XIII, L.P.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The information furnished in the Partnership’s accompanying balance sheets and statements of operations, partners’ capital, and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The accompanying financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included both in this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007. The Partnership’s results of operations for the three months and nine months ended September 30, 2008 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND XIII, L.P.

BALANCE SHEETS

ASSETS

	(Unaudited) September 30, 2008	December 31, 2007
Investment in joint ventures	$12,842,654	$13,412,493
Cash and cash equivalents	335,437	98,326
Due from joint ventures	288,198	404,341
Other assets	27	192

Total assets	$13,466,316	$13,915,352

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Accounts payable and accrued expenses	$33,149	$43,030
Due to affiliates	9,245	6,894
Partnership distributions payable	0	290,183

Total liabilities	42,394	340,107

PARTNERS’ CAPITAL:
Limited partners:
Cash Preferred – 3,215,584 units and 3,211,384 units issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	13,422,625	13,575,245
Tax Preferred – 556,464 units and 560,664 units issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	0	0
General partners	1,297	0

Total partners’ capital	13,423,922	13,575,245

Total liabilities and partners’ capital	$13,466,316	$13,915,352

See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2008	2007	2008	2007

EQUITY IN INCOME OF JOINT VENTURES	$167,962	$75,682	$406,501	$2,854,825

EXPENSES:
General and administrative	38,301	47,892	149,762	128,880

INTEREST AND OTHER INCOME	82	71,660	232	188,701

NET INCOME	$129,743	$99,450	$256,971	$2,914,646

NET INCOME (LOSS) ALLOCATED TO:
CASH PREFERRED LIMITED PARTNERS	$128,446	$329,638	$255,674	$1,466,601

TAX PREFERRED LIMITED PARTNERS	$0	$(230,188)	$0	$1,448,045

GENERAL PARTNERS	$1,297	$0	$1,297	$0

NET INCOME (LOSS) PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CASH PREFERRED	$0.04	$ 0.10	$0.08	$0.46

TAX PREFERRED	$0.00	$(0.41)	$0.00	$2.58

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CASH PREFERRED	3,215,584	3,211,384	3,214,117	3,211,743

TAX PREFERRED	556,464	560,664	557,931	560,305

See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2007

AND THE NINE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Cash Preferred		Tax Preferred
	Units	Amount	Units	Amount
BALANCE, December 31, 2006	3,220,631	$20,445,966	551,417	$0	$0	$20,445,966

Cash Preferred conversion elections	(9,247)	(58,701)	9,247	58,701	0	0
Net income	0	1,290,150	0	1,776,382	0	3,066,532
Distributions of operating cash flow ($0.48 per weighted-average Cash Preferred Unit)	0	(1,527,253)	0	0	0	(1,527,253)
Distributions of net sale proceeds ($2.05 and $3.27 per weighted- average Cash Preferred Unit and Tax Preferred Unit, respectively)	0	(6,574,917)	0	(1,835,083)	0	(8,410,000)

BALANCE, December 31, 2007	3,211,384	13,575,245	560,664	0	0	13,575,245

Tax Preferred conversion elections	4,200	0	(4,200)	0	0	0
Net income	0	255,674	0	0	1,297	256,971
Distributions of operating cash flow ($0.13 per weighted-average Cash Preferred Unit)	0	(408,294)	0	0	0	(408,294)

BALANCE, September 30, 2008	3,215,584	$13,422,625	556,464	$0	$1,297	$13,423,922

See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF CASH FLOWS

	(Unaudited) Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$256,971	$2,914,646
Operating distributions received from joint ventures	1,092,483	1,433,247
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint ventures	(406,501)	(2,854,825)
Changes in assets and liabilities:
Decrease (increase) in other assets	165	(18,372)
Decrease in accounts payable and accrued expenses	(9,881)	(9,080)
Increase in due to affiliates	2,351	5,748

Net cash provided by operating activities	935,588	1,471,364

CASH FLOWS FROM INVESTING ACTIVITIES:
Net sales proceeds received from joint ventures	0	8,379,517
Investment in joint ventures	0	(32,128)

Net cash provided by investing activities	0	8,347,389

CASH FLOWS FROM FINANCING ACTIVITIES:
Operating distributions paid to limited partners	(698,477)	(1,361,016)
Net sale proceeds distributions paid to limited partners	0	(4,150,000)

Net cash used in investing activities	(698,477)	(5,511,016)

NET INCREASE IN CASH AND CASH EQUIVALENTS	237,111	4,307,737

CASH AND CASH EQUIVALENTS, beginning of period	98,326	83,793

CASH AND CASH EQUIVALENTS, end of period	$335,437	$4,391,530

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$0	$340,863

See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 (unaudited)

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

Recent Accounting Pronouncement

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP, including amending SFAS No. 144, Accounting for the Impairment or Disposal on Long-Lived Assets. SFAS No. 157 emphasizes that fair value is a market-based measurement, as opposed to an entity-specific measurement. In February 2008, the FASB issued Staff Position No. SFAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”). FSP 157-1, which is effective upon the initial adoption of SFAS No. 157, excludes SFAS No. 13, Accounting for Leases, as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under SFAS No. 13, from the scope of SFAS No. 157. In February 2008, the FASB issued Staff Position No. SFAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS No. 157 for all nonrecurring nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. On October 10, 2008, the FASB issued Staff Position No. SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”). FSP 157-3 includes guidance for how companies should value illiquid assets under the fair value accounting method prescribed in SFAS No. 157, Fair Value Measurements, however, does not change any of the provisions of SFAS No. 157. FSP 157-3 is effective upon issuance on October 10, 2008, and retrospective application is prohibited. FSP 157-2 will be effective for the Partnership beginning January 1, 2009, and the remaining aspects of SFAS No. 157 were effective for the Partnership beginning January 1, 2008. SFAS No. 157 has not had a material impact on the Partnership’s financial statements to date; however, the Partnership is currently assessing the provisions and evaluating the potential impact of FSP 157-2 on its financial statements.

3.	INVESTMENT IN JOINT VENTURES

Summary of Financial Information

The following information summarizes the operations of the Joint Ventures for the three months and nine months ended September 30, 2008 and 2007, respectively:

	Total Revenues		Income From Continuing Operations		Income From Discontinued Operations		Net Income
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2008	2007	2008	2007	2008	2007	2008	2007
Fund XIII-REIT Associates	$1,617,370	$1,450,084	$391,145	$144,724	$0	$0	$391,145	$144,724
Fund XIII-XIV Associates	394,970	348,155	122,646	72,407	0	1,589	122,646	73,996

	$2,012,340	$1,798,239	$513,791	$217,131	$0	$1,589	$513,791	$218,720

	Total Revenues		Income From Continuing Operations		Income From Discontinued Operations		Net Income
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007	2008	2007	2008	2007
Fund XIII-REIT Associates	$4,606,628	$4,868,161	$804,691	$963,922	$0	$1,428	$804,691	$965,350
Fund XIII-XIV Associates	1,183,432	1,063,500	380,181	254,504	1,008	5,207,368	381,189	5,461,872

	$5,790,060	$5,931,661	$1,184,872	$1,218,426	$1,008	$5,208,796	$1,185,880	$6,427,222

The Partnership allocates its share of net income, net loss, and gain on sale generated by the properties owned by the Joint Ventures to its Cash Preferred and Tax Preferred limited partners pursuant to the partnership agreement provisions outlined in Note 2. The components of income from discontinued operations recognized by the Joint Ventures are provided below:

	Nine Months Ended September 30, 2008			Nine Months Ended September 30, 2007
	Operating Income	Gain on Sales	Total	Operating Income	Gain on Sales	Total
Fund XIII-REIT Associates	$0	$0	$0	$1,428	$0	$1,428
Fund XIII-XIV Associates	1,008	0	1,008	103,322	5,104,046	5,207,368

	$1,008	$0	$1,008	$104,750	$5,104,046	$5,208,796

Due from Joint Ventures

As presented in the accompanying balance sheets, due from joint ventures as of September 30, 2008 and December 31, 2007 includes operating cash flow generated by the Joint Ventures during the three months ended September 30, 2008 and December 31, 2007, respectively, which is payable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

The Partnership has entered into a property management, leasing, and asset management agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Partnership’s properties, owned through the Joint Ventures, equal to the lesser of (a) 4.5% of the gross revenues collected monthly; plus, a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month’s rent, or (b) fees that would be paid to a comparable outside firm, which is assessed periodically based on market studies. In the case of commercial properties leased on a long-term net-lease basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, are included in equity in income of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures is $6,678 and $5,288 for the three months ended September 30, 2008 and 2007, respectively, and $19,915 and $43,165 for the nine months ended September 30, 2008 and 2007, respectively.

Administrative Reimbursements

Wells Capital, one of our General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses of $23,559 and $18,744 payable to Wells Capital and Wells Management for the three months ended September 30, 2008 and 2007, respectively, and $72,626 and $62,364 for the nine months ended September 30, 2008 and 2007, respectively. In addition, Wells Capital and Wells Management pay for certain operating expenses of the Partnership (“bill-backs”) directly and invoice the Partnership for the reimbursement thereof on a quarterly basis. As presented in the accompanying balance sheets, due to affiliates as of September 30, 2008 and December 31, 2007 represents administrative reimbursements and bill-backs due to Wells Capital and/or Wells Management.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as anticipated dividend income earned from its holdings of common stock of Piedmont REIT, which was acquired in connection with the Piedmont REIT internalization transaction (see Assertion of Legal Actions Against Related-Parties below). In addition, WREF guarantees debt of another WREF-sponsored product in the amount of approximately $76.1 million as of October 31, 2008. The General Partners believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

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

On August 24, 2007, two stockholders of Piedmont REIT filed a derivative complaint, styled Donald and Donna Goldstein, Derivatively on behalf of Defendant Wells Real Estate Investment Trust, Inc. v. Leo F. Wells, III, et al., in the Superior Court of Fulton County, Georgia, on behalf of Piedmont REIT against, among others, Leo F. Wells, III and Wells Capital, our General Partners, and a number of individuals who currently or formerly served as officers or directors of Piedmont REIT. The complaint alleges, among other things, that the consideration paid by Piedmont REIT as part of the internalization transaction was excessive; that the defendants breached their fiduciary duties to Piedmont REIT; and that the internalization transaction unjustly enriched the defendants. The complaint seeks, among other things, a judgment declaring that the defendants committed breaches of their fiduciary duties and were unjustly enriched at the expense of Piedmont REIT; monetary damages equal to the amount by which Piedmont REIT was damaged by the defendants; an order awarding Piedmont REIT restitution from the defendants and ordering disgorgement of all profits and benefits obtained by the defendants from their wrongful conduct and fiduciary breaches; an order rescinding the internalization transaction; and the establishment of a constructive trust upon any benefits improperly received by the defendants as a result of their wrongful conduct. On October 19, 2007, the Court verbally granted the defendants’ motion for a protective order (and entered a written order on October 24, 2007) staying discovery until the Court rules on the defendants’ motion to dismiss the complaint. On October 31, 2007, the defendants filed their motion to dismiss the plaintiffs’ derivative complaint. On December 19, 2007, the Court entered an order allowing the plaintiffs to take limited written discovery on the issue of derivative demand, but the order staying discovery entered in October 2007 otherwise remains in effect. The defendants responded to the limited discovery requested by the plaintiffs. On January 10, 2008, the plaintiffs filed an amended complaint, which contains substantially the same counts against the same defendants as the original complaint with certain additional factual allegations based primarily on events occurring after the original complaint was filed. In addition, the plaintiffs responded to the defendants’ motion to dismiss this lawsuit. A hearing on the motion to dismiss was held on February 22, 2008. On March 13, 2008, the Court granted the defendants’ motion to dismiss. On April 11, 2008, the plaintiffs filed a notice to appeal the Court’s judgment granting the defendants’ motion to dismiss. The appeal is currently pending in the Georgia Court of Appeals.

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

The third quarter 2008 operating distributions to limited partners were reserved. We anticipate that operating distributions will be reserved in the near term as a result of our intention to fund our pro rata share of anticipated re-leasing costs and capital improvements at the AIU – Chicago Building and the Siemens – Orlando Building, as the existing leases expire at these properties.

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

The Impact of Current Economic Conditions on our Portfolio

The fundamentals of the U.S. office real estate market continue to weaken due to dislocation in the financial services industry and have been recently exacerbated by the global financial crisis. During the nine months ended September 30, 2008, national vacancy rates rose steadily by approximately 90 basis points to 14.1%. During October 2008, vacancy rates have continued to increase as have sublease inventory levels. Rising sublease inventories will create additional competition for landlords with direct space and, thus, will result in downward pressure on the rents that landlords are able to achieve with new leases.

While some of the market conditions noted above may indicate expected changes in rental rates, the extent to which our portfolio may be affected is dependent upon the contractual rental rates currently provided in existing leases at the properties we own. As the majority of our in-place leases are at properties that were acquired at times during which the market demanded higher rental rates, as compared with today, new leasing activities in certain markets may result in a decrease in future rental rates. Additionally, the turbulence in the credit markets may adversely affect the ability of potential purchasers of our properties to obtain financing.

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

Liquidity and Capital Resources

Overview

Our operating strategy entails funding expenditures related to the recurring operations of the Joint Ventures’ properties and the portfolio with operating cash flows, including current and prior period operating distributions received from the Joint Ventures, and assessing the amount of remaining cash flows that will be required to fund known future re-leasing costs and other capital improvements. Any residual operating cash flows are generally considered available for distribution to the Cash Preferred limited partners and, unless reserved, are generally paid quarterly. To the extent that operating cash flows are insufficient to fund our recurring operations, net sale proceeds will be utilized. As a result, the ongoing monitoring of our cash position is critical to ensuring that adequate liquidity and capital resources are available. Economic downturns in one or more of our core markets could adversely impact the ability of one or more of our tenants to honor lease payments and our ability to re-lease space on favorable terms as leases expire or space otherwise becomes vacant. In the event of either situation, cash flows and, consequently, our ability to provide funding for capital needs could be adversely affected.

Short-Term Liquidity

During the nine months ended September 30, 2008, we generated net operating cash flows, including operating distributions received from the Joint Ventures, of approximately $936,000. Operating distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. We used net operating cash flows primarily to fund operating distributions of approximately $698,000 to Cash Preferred limited partners during the nine months ended September 30, 2008 and withheld the remainder primarily to fund our pro rata share of capital improvements at the Siemens – Orlando Building . The extent of any future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs to fund our share of tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures. We anticipate that operating distributions from the Joint Ventures will remain at similar levels in the near term.

At this time, we expect to continue to generate cash flows from operations, including distributions from the Joint Ventures, sufficient to cover our estimated future expenses. We also believe that the cash on hand and operating distributions due from the Joint Ventures are sufficient to cover our working capital needs, including liabilities of approximately $42,000, as of September 30, 2008.

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

The Joint Ventures incur capital expenditures primarily related to building improvements for the purpose of maintaining the quality of our properties, and tenant improvements for the purpose of readying our properties for re-leasing. As leases expire, we will work with the Joint Ventures to attempt to re-lease space to an existing tenant or market the space to prospective new tenants. Generally, tenant improvements funded in connection with lease renewals require less capital than those funded in connection with new leases. However, external conditions, such as the supply of and demand for comparable space available within a given market, drive capital costs as well as rental rates. Any capital or other expenditures not funded from the operations of the Joint Ventures will be required to be funded by the Partnership and the other respective joint venture partners on a pro rata basis.

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

As of September 30, 2008, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

	Net Sale Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of September 30, 2008	Undistributed Net Sale Proceeds as of September 30, 2008
Property Sold				Amount	Purpose

AmeriCredit Building (sold in 2005)	$14,301,802	28.11%	$4,020,236	$0	—	$4,020,236	$0

John Wiley Building (sold in 2005)	$21,427,599	28.11%	6,023,298	0	—	6,023,298	0

7500 Setzler Parkway (sold in 2007)	$8,723,080	47.30%	4,126,017	0	—	4,126,017	0

Randstad-Atlanta Building (sold in 2007)	$8,992,600	47.30%	4,253,500	0	—	4,240,448	13,052

Total			$18,423,051	$0		$18,409,999	$13,052

Upon evaluating the capital needs of the properties in which we currently own an interest, our General Partners have determined to reserve the remaining net sale proceeds.

Results of Operations

Equity in Income of Joint Ventures

Equity in income of Joint Ventures was $167,962 and $75,682 for the three months ended September 30, 2008 and 2007, respectively. The increase is primarily attributable to a decrease in amortization expense at the AIU – Chicago Building related to retiring certain intangible lease assets as a result of the expiration of the majority tenant’s original leases in June 2008.

Equity in income of Joint Ventures was $406,501 and $2,854,825 for the nine months ended September 30, 2008 and 2007, respectively. The decrease is primarily attributable to the gain recognized on the sales of 7500 Setzler Parkway in January 2007 and the Randstad – Atlanta Building in April 2007 and a corresponding decline in operating income resulting from the aforementioned sales.

We anticipate equity in income of the Joint Ventures to remain at similar levels in the future.

Expenses

General and administrative expenses were $38,301 and $47,892 for the three months ended September 30, 2008 and 2007, respectively. The decrease is primarily attributable to incurring more investor communication costs in the third quarter of 2007 than the third quarter of 2008, partially offset by an increase in administrative costs.

General and administrative expenses were $149,762 and $128,880 for the nine months ended September 30, 2008 and 2007, respectively. The increase is primarily attributable to an increase in Illinois replacement taxes and an increase in administrative costs relating to compliance with additional reporting and regulatory requirements. We estimate Illinois replacement taxes based on an estimate of the apportionment of income allocable to the Partnership from the property in Illinois relative to income allocable to the Partnership from all properties as if earned ratably during the calendar year. Thus, our future estimates of Illinois replacement tax expenses will fluctuate as the relationship of income earned by the Partnership from the property in Illinois fluctuates relative to income earned by the Partnership from all properties in the future.

We anticipate additional increases in our administrative expenses in future periods resulting from increased costs relating to compliance with additional reporting and regulatory requirements.

Interest and Other Income

Interest and other income was $82 and $71,660 for the three months ended September 30, 2008 and 2007, respectively, and $232 and $188,701 for the nine months ended September 30, 2008 and 2007, respectively. The decreases are primarily the result of a decrease in the average amount of net sale proceeds held during the respective periods due to the distributions of net sale proceeds to limited partners in August 2007 and November 2007.

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

Investment in Real Estate Assets

We are required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the assets to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of the Joint Ventures’ assets are depreciated using the straight-line method over the following useful lives:

Buildings	40 years
Building improvements	5 – 25 years
Land improvements	20 years
Tenant improvements	Shorter of lease term or economic life
Intangible lease assets	Lease term

In the event that the Joint Ventures utilize inappropriate useful lives or methods of depreciation, our net income would be misstated.

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets and related intangible assets in which we have an ownership interest, either directly or through investments in the Joint Ventures, may not be recoverable. When indicators of potential impairment are present which suggest that the carrying amounts of real estate assets and related intangible assets may not be recoverable, we assess the recoverability of the real estate assets and related intangible assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that such expected undiscounted future cash flows for assets held for use, or the estimated fair values less costs to sell, for assets held for sale, do not exceed the respective assets’ carrying values, we adjust the real estate assets and related intangible assets to the estimated fair values and recognize an impairment loss. Estimated fair values are calculated based on the following information in order of preference, dependent upon availability: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of future cash flows, including estimated salvage value. We have determined that there has been no impairment in the carrying value of any of our real estate assets held as of September 30, 2008.

Projections of expected future cash flows require that we estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including discount rates, could result in an incorrect assessment of the property’s future cash flows and fair value, and could result in the misstatement of the carrying values of real estate assets and related intangible assets held by the Joint Ventures and net income of the Partnership.

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

Commitments and Contingencies

Certain lease agreements include provisions that, at the option of the tenant, may obligate the Partnership to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. Through November 30, 2009, one of the tenants at the Siemens – Orlando Building, Etour and Travel, Inc., has the right to request tenant improvements of up to approximately $79,000, which would be required to be funded by Fund XIII-XIV Associates. As of September 30, 2008, Fund XIII-XIV Associates funded Etour’s first reimbursement request of approximately $30,000 of the aforementioned tenant improvements.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended September 30, 2008, requiring disclosure under Item 103 of Regulation S-K.

ITEM 1A.	RISK FACTORS

Item 1A. in our Annual Report on Form 10-K for the year ended December 31, 2007 includes various risk factors applicable to the Partnership. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007. Except as presented below, there have been no material changes from the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2007.

Current economic conditions and turmoil in the credit markets may cause market rental rates and property values to decline and may impede disposition of a property at commercially reasonable terms.

Current economic conditions, the availability and cost of credit, the mortgage market, and declining real estate markets have contributed to increased volatility and diminished expectations for real estate markets and the economy as a whole on a going-forward basis. Many economists are predicting continued deterioration in economic conditions in the United States, along with significant increases in unemployment and vacancy rates at commercial properties. As a result, current economic conditions and the credit crisis may cause commercial real estate values and market rental rates to decline significantly. Deteriorating economic conditions could adversely impact the ability of one or more of our tenants to honor their lease payments and our ability to re-lease space on favorable terms as leases expire or as space otherwise becomes vacant at our properties. While we do not anticipate the need to access the credit markets, the impact of the current crisis in the credit markets may adversely affect the ability of potential purchasers of our properties to obtain financing. Therefore, this may affect our timing and/or ability to sell a property at commercially reasonable terms. No assurances can be given that current economic conditions and the effects of the credit crisis will not have a material adverse effect on our business, financial condition, and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended September 30, 2008.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended September 30, 2008.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended September 30, 2008.

(b)	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended September 30, 2008.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended September 30, 2008, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to Third Quarter Form 10-Q attached hereto.

WELLS REAL ESTATE FUND XIII, L.P.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XIII, L.P. (Registrant)

	By:	WELLS CAPITAL, INC. (Corporate General Partner)

November 7, 2008	/s/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

November 7, 2008	/s/ DOUGLAS P. WILLIAMS
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