Form 10-Q
period 2009-06-30
WELLS REAL ESTATE FUND XIII L P
filed 2009-08-12
CIK 1127245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

The accompanying financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included both in this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008. The Partnership’s results of operations for the three months and six months ended June 30, 2009 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND XIII, L.P.

BALANCE SHEETS

ASSETS

	(Unaudited) June 30, 2009	December 31, 2008
Investment in joint ventures	$12,390,081	$12,711,362
Cash and cash equivalents	1,014,336	530,337
Due from joint ventures	358,806	361,560
Other assets	0	200

Total assets	$13,763,223	$13,603,459

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Accounts payable and accrued expenses	$14,935	$35,484
Due to affiliates	9,640	8,340
Partnership distributions payable	136,143	0

Total liabilities	160,718	43,824

PARTNERS’ CAPITAL:
Limited partners:
Cash Preferred – 3,215,584 units issued and outstanding	13,599,421	13,556,979
Tax Preferred – 556,464 units issued and outstanding	0	0
General partners	3,084	2,656

Total partners’ capital	13,602,505	13,559,635

Total liabilities and partners’ capital	$13,763,223	$13,603,459

See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2009	2008	2009	2008
EQUITY IN INCOME OF JOINT VENTURES	$216,741	$89,637	$398,952	$238,538

INTEREST AND OTHER INCOME	0	80	0	150

GENERAL AND ADMINISTRATIVE EXPENSES	34,307	45,860	83,796	111,461

NET INCOME	$182,434	$43,857	$315,156	$127,227

NET INCOME ALLOCATED TO:
CASH PREFERRED LIMITED PARTNERS	$181,971	$43,857	$314,728	$127,227

TAX PREFERRED LIMITED PARTNERS	$0	$0	$0	$0

GENERAL PARTNERS	$463	$0	$428	$0

NET INCOME PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CASH PREFERRED	$0.06	$0.01	$0.10	$0.04

TAX PREFERRED	$0.00	$0.00	$0.00	$0.00

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CASH PREFERRED	3,215,584	3,215,384	3,215,584	3,213,384

TAX PREFERRED	556,464	556,664	556,464	558,664

See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2008

AND THE SIX MONTHS ENDED JUNE 30, 2009 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Cash Preferred		Tax Preferred
	Units	Amount	Units	Amount
BALANCE, December 31, 2007	3,211,384	$13,575,245	560,664	$0	$0	$13,575,245

Cash Preferred conversion elections	4,200	0	(4,200)	0	0	0
Net income	0	390,028	0	0	2,656	392,684
Distributions of operating cash flow ($0.13 per weighted-average Cash Preferred Unit)	0	(408,294)	0	0	0	(408,294)

BALANCE, December 31, 2008	3,215,584	13,556,979	556,464	0	2,656	13,559,635

Net income	0	314,728	0	0	428	315,156
Distributions of operating cash flow ($0.08 per weighted-average Cash Preferred Unit)	0	(272,286)	0	0	0	(272,286)

BALANCE, June 30, 2009	3,215,584	$13,599,421	556,464	$0	$3,084	$13,602,505

See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF CASH FLOWS

	(Unaudited) Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$315,156	$127,227
Operating distributions received from joint ventures	722,987	776,955
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint ventures	(398,952)	(238,538)
Changes in assets and liabilities:
Decrease in other assets	200	165
Decrease in accounts payable and accrued expenses	(20,549)	(17,871)
Increase in due to affiliates	1,300	3,570

Net cash provided by operating activities	620,142	651,508

CASH FLOWS FROM FINANCING ACTIVITIES:
Operating distributions paid to limited partners	(136,143)	(562,337)

NET INCREASE IN CASH AND CASH EQUIVALENTS	483,999	89,171

CASH AND CASH EQUIVALENTS, beginning of period	530,337	98,326

CASH AND CASH EQUIVALENTS, end of period	$1,014,336	$187,497

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$136,143	$136,140

See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009 (unaudited)

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

Basis of Presentation

The financial statements of the Partnership have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly and consistently present the results for these periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008. The Partnership has evaluated subsequent events occurring during the period from July 1, 2009 through August 12, 2009, the date of filing with the SEC.

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

Allocations of Net Income, Net Loss, and Gain on Sale

For the purpose of determining allocations per the partnership agreement, net income is defined as net income recognized by the Partnership, excluding deductions for depreciation, amortization, cost recovery, and the gain on sale of assets. Net income, as defined, of the Partnership is generally allocated each year in the same proportion that net cash from operations is distributed to the partners holding Cash Preferred Units and to the General Partner. To the extent the Partnership’s net income in any year exceeds net cash from operations, such excess net income will be allocated 99% to the limited partners holding Cash Preferred Units and 1% to the General Partners.

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

Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 provides guidance on management’s assessment of subsequent events. SFAS 165 clarifies U.S. auditing literature and states that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date “through the date that the financial statements are issued or are available to be issued.” SFAS 165 allows the assessment of subsequent events to occur through the date on which the financial statements are “available to be issued” or the date they are issued; however, management must also disclose the date through which events or transactions have been evaluated. Management must perform its assessment for both interim and annual financial reporting periods. SFAS 165 is effective prospectively for interim and annual periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on the Partnership’s financial statements or disclosures.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 requires that the FASB Accounting Standards Codification (the “Codification”) become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Once the Codification is in effect, all of its content will carry the same level of authority, effectively superseding SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Partnership expects that the adoption of SFAS 168 will not have a significant impact on its financial statements or disclosures.

3.	INVESTMENT IN JOINT VENTURES

Summary of Financial Information

The following information summarizes the operations of the Joint Ventures for the three months and six months ended June 30, 2009 and 2008, respectively:

	Total Revenues		Income From Continuing Operations		Income From Discontinued Operations		Net Income
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008	2009	2008	2009	2008
Fund XIII-REIT Associates	$1,491,698	$1,410,092	$528,101	$114,211	$0	$ 0	$528,101	$114,211
Fund XIII-XIV Associates	397,966	396,284	144,379	121,023	0	611	144,379	121,634

	$1,889,664	$1,806,376	$672,480	$235,234	$0	$611	$672,480	$235,845

	Total Revenues		Income From Continuing Operations		Income From Discontinued Operations		Net Income
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008	2009	2008	2009	2008
Fund XIII-REIT Associates	$2,992,192	$2,989,258	$ 981,409	$413,546	$0	$ 0	$981,409	$413,546
Fund XIII-XIV Associates	788,438	788,462	260,208	257,535	0	1,008	260,208	258,543

	$3,780,630	$3,777,720	$1,241,617	$671,081	$0	$1,008	$1,241,617	$672,089

The Partnership allocates its share of net income, net loss, and gain on sale generated by the properties owned by the Joint Ventures to its Cash Preferred and Tax Preferred limited partners pursuant to the partnership agreement provisions outlined in Note 2. The components of income from discontinued operations recognized by the Joint Ventures are provided below:

	Six Months Ended June 30, 2009			Six Months Ended June 30, 2008
	Operating Income	Gain on Sale	Total	Operating Income	Gain on Sale	Total
Fund XIII-XIV Associates	$0	$0	$0	$1,008	$0	$1,008

Due from Joint Ventures

As presented in the accompanying balance sheets, due from joint ventures as of June 30, 2009 and December 31, 2008 includes operating cash flow generated by the Joint Ventures during the three months ended June 30, 2009 and December 31, 2008, respectively, which is payable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

The Partnership has entered into a property management, leasing, and asset management agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Partnership’s properties, owned through the Joint Ventures, equal to the lesser of (a) 4.5% of the gross revenues collected monthly; plus, a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month’s rent, or (b) fees that would be paid to a comparable outside firm, which is assessed periodically based on market studies. In the case of commercial properties leased on a long-term net-lease basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, are included in equity in income of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures and payable to Wells Management is $4,825 and $6,460 for the three months ended June 30, 2009 and 2008, respectively, and $13,110 and $13,237 for the six months ended June 30, 2009 and 2008, respectively.

Administrative Reimbursements

Wells Capital, one of our General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses of $22,865 and $24,691 payable to Wells Capital and Wells Management for the three months ended June 30, 2009 and 2008, respectively, and $49,635 and $49,067 for the six months ended June 30, 2009 and 2008, respectively. In addition, Wells Capital and Wells Management pay for certain operating expenses of the Partnership (“bill-backs”) directly and invoice the Partnership for the reimbursement thereof on a quarterly basis. As presented in the accompanying balance sheets, due to affiliates as of June 30, 2009 and December 31, 2008 represents administrative reimbursements and bill-backs due to Wells Capital and/or Wells Management.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as anticipated dividend income earned from its holdings of common stock of Piedmont REIT, which was acquired in connection with the Piedmont REIT internalization transaction (see Assertion of Legal Action Against Related-Parties below). In addition, WREF guarantees unsecured debt of another WREF-sponsored product which was in the amount of approximately $34.7 million as of July 31, 2009. The General Partners believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and other investments necessary to meet its current and future obligations as they become due.

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

Assertion of Legal Action Against Related-Parties

On March 12, 2007, a stockholder of Piedmont REIT, filed a putative class action and derivative complaint, presently styled In re Wells Real Estate Investment Trust, Inc. Securities Litigation, in the United States District Court for the District of Maryland against, among others, Piedmont REIT; Leo F. Wells, III and Wells Capital, the Partnership’s General Partners; Wells Management, the Partnership’s property manager; certain affiliates of WREF; the directors of Piedmont REIT; and certain individuals who formerly served as officers or directors of Piedmont REIT prior to the closing of the internalization transaction on April 16, 2007. The complaint alleges, among other things, violations of the federal proxy rules and breaches of fiduciary duty arising from the Piedmont REIT internalization transaction and the related proxy statement filed with the SEC on February 26, 2007, as amended. The complaint seeks, among other things, unspecified monetary damages and nullification of the Piedmont REIT internalization transaction. On April 9, 2007, the District Court denied the plaintiff’s motion for an order enjoining the internalization transaction. On April 17, 2007, the Court granted the defendants’

motion to transfer venue to the United States District Court for the Northern District of Georgia, and the case was docketed in the Northern District of Georgia on April 24, 2007. On June 7, 2007, the Court granted a motion to designate the class lead plaintiff and class co-lead counsel. On June 27, 2007, the plaintiff filed an amended complaint, which attempts to assert class action claims on behalf of those persons who received and were entitled to vote on the Piedmont REIT proxy statement filed with the SEC on February 26, 2007, and derivative claims on behalf of Piedmont REIT. On July 9, 2007, the Court denied the plaintiff’s motion for expedited discovery related to an anticipated motion for a preliminary injunction. On August 13, 2007, the defendants filed a motion to dismiss the amended complaint. On March 31, 2008, the Court granted in part the defendants’ motion to dismiss the amended complaint. The Court dismissed five of the seven counts of the amended complaint in their entirety. The Court dismissed the remaining two counts with the exception of allegations regarding the failure to disclose in the Piedmont REIT proxy statement details of certain expressions of interest in acquiring Piedmont REIT. On April 21, 2008, the plaintiff filed a second amended complaint, which alleges violations of the federal proxy rules based upon allegations that the proxy statement to obtain approval for the Piedmont REIT internalization transaction omitted details of certain expressions of interest in acquiring Piedmont REIT. The second amended complaint seeks, among other things, unspecified monetary damages, to nullify and rescind the internalization transaction, and to cancel and rescind any stock issued to the defendants as consideration for the internalization transaction. On May 12, 2008, the defendants answered and raised certain defenses to the second amended complaint. On June 23, 2008, the plaintiff filed a motion for class certification. The defendants responded to the plaintiff’s motion for class certification on January 16, 2009. The plaintiff filed its reply in support of its motions for class certification on February 19, 2009. The motion for class certification is currently pending before the Court. The parties are presently engaged in discovery. On April 13, 2009, the plaintiff moved for leave to amend the second amended complaint to add additional defendants. The defendants responded to the plaintiff’s motion for leave to amend on April 30, 2009. The plaintiff filed its reply in support of its motion for leave to amend on May 18, 2009. The Court denied the plaintiff’s motion for leave to amend on June 23, 2009. Mr. Wells, Wells Capital, and Wells Management intend to vigorously defend this action. Any financial loss incurred by Wells Capital, Wells Management, or their affiliates could hinder their ability to successfully manage our operations and our portfolio of investments.

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

Certain lease agreements include provisions that, at the option of the tenant, may obligate the Partnership to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. Through November 30, 2009, one of the tenants at the Siemens – Orlando Building, Etour and Travel, Inc. (“Etour”), has the right to request the reimbursement of tenant improvements of up to approximately $79,000, which would be required to be funded by Fund XIII-XIV Associates. As of June 30, 2009, Fund XIII-XIV Associates has funded Etour’s first reimbursement request of approximately $30,000 of the aforementioned obligation to reimburse tenant improvements. Through September 30, 2010, the majority tenant at the Siemens – Orlando Building, Siemens Shared Services, LLC (“Siemens”), has the right to request the reimbursement of tenant improvements of up to approximately $237,000, which would be required to be funded by Fund XIII-XIV Associates. As of June 30, 2009, Fund XIII-XIV Associates had not yet received a request for reimbursement of the aforementioned obligation to reimburse Siemens’ tenant improvements.

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

Portfolio Overview

We are currently in the holding phase of our life cycle. We currently own interests in three properties, all of which are well-leased. On May 20, 2009, Fund XIII-XIV Associates completed a lease amendment with Siemens, the majority tenant at the Siemens – Orlando Building, which extended the termination date of the lease from September 30, 2009 to September 30, 2011. Our focus in the near-term is to maintain the high occupancy level of our portfolio and maximize operating performance in each of our assets.

Operating distributions payable to the limited partners holding Cash Preferred Units for the second quarter of 2009 remained consistent with the level paid in the prior quarter. We anticipate that operating distributions will remain low or be reserved in the near-term as a result of our intention to fund our pro rata share of anticipated re-leasing costs, tenant improvement reimbursement obligations and capital improvements at the AIU – Chicago Building and the Siemens – Orlando Building.

Property Summary

As we continue to operate in the holding phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we will seek to maximize returns to our limited partners by attempting to negotiate long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs, and portfolio costs. Later, as we move into the positioning-for-sale and disposition-and-liquidation phases, our attention will shift to locating suitable buyers and negotiating purchase-sale contracts that will attempt to maximize the total return to our limited partners, and minimize contingencies and our post-closing involvement with buyers. As of July 31, 2009, the Partnership owned interests in three properties.

Information relating to the properties owned, or previously owned, by the Joint Ventures is provided below:

•	The AmeriCredit Building was sold on April 13, 2005.

•	The John Wiley Building was sold on April 13, 2005.

•	The 7500 Setzler Parkway building was sold on January 31, 2007.

•	The Randstad – Atlanta Building was sold on April 24, 2007.

•	8560 Upland Drive, located in Parker, Colorado, is 100% leased through December 2011.

•	The AIU – Chicago Building, located in Hoffman Estates, Illinois, a suburb of Chicago, is currently 83% leased through December 2010. We are actively working on re-leasing the remaining vacant space.

•	The Siemens – Orlando Building, located in Orlando, Florida, is currently 100% leased to three tenants. The major lease to Siemens extends through September 2011.

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

Short-Term Liquidity

During the six months ended June 30, 2009, we generated net operating cash flows, including operating distributions received from the Joint Ventures, of approximately $620,000. Operating distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. We used net operating cash flows to fund operating distributions of approximately $136,000 to Cash Preferred limited partners and reserved the remainder to fund our pro rata share of anticipated re-leasing costs, tenant improvement reimbursement obligations and capital improvements at the AIU – Chicago Building and the Siemens – Orlando Building. The extent of any future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs to fund our share of tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures. We anticipate that operating distributions from the Joint Ventures may decline in the near term as a result of funding our pro rata share of anticipated re-leasing costs and capital improvements at the AIU – Chicago Building and tenant improvement reimbursement obligations at the Siemens-Orlando Building.

We believe that the cash on hand and distributions due from the Joint Ventures are sufficient to cover our working capital needs, including liabilities of approximately $161,000, as of June 30, 2009. During the remainder of 2009, we anticipate that we will be able to fund our proportionate share of capital expenditures noted above out of operating cash flows and net sale proceeds.

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

As of June 30, 2009, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

Property Sold	Net Sale Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of June 30, 2009	Undistributed Net Sale Proceeds as of June 30, 2009
				Amount	Purpose

AmeriCredit Building (sold in 2005)	$14,301,802	28.11%	$ 4,020,236	$0	—	$ 4,020,236	$ 0

John Wiley Building (sold in 2005)	$21,427,599	28.11%	6,023,298	0	—	6,023,298	0

7500 Setzler Parkway (sold in 2007)	$8,723,080	47.30%	4,126,017	0	—	4,126,017	0

Randstad-Atlanta Building (sold in 2007)	$8,992,600	47.30%	4,253,500	0	—	4,240,448	13,052

Total			$18,423,051	$0		$18,409,999	$13,052

Upon evaluating the capital needs of the properties in which we currently own an interest, our General Partners have determined to reserve the remaining net sale proceeds.

Results of Operations

Equity in Income of Joint Ventures

Equity in income of Joint Ventures was $216,741 and $89,637 for the three months ended June 30, 2009 and 2008, respectively, and $398,952 and $238,538 for the six months ended June 30, 2009 and 2008, respectively. The increases are primarily attributable to a decrease in amortization of intangible lease assets due to the expiration of the original term of leases in-place at the time of acquisition at the AIU – Chicago Building as well as a decrease in real estate taxes levied at the AIU – Chicago Building.

We anticipate equity in income of the Joint Ventures to remain at similar levels in the near term.

General and Administrative Expenses

General and administrative expenses were $34,307 and $45,860 for the three months ended June 30, 2009 and 2008, respectively. The decrease represents a temporary variance that corresponds with the timing of work performed by our external accountants in the current year.

General and administrative expenses were $83,796 and $111,461 for the six months ended June 30, 2009 and 2008, respectively. The decrease is primarily attributable to a decrease in Illinois replacement taxes as well as a decrease in accounting expenses related to timing of work performed. We estimate Illinois replacement taxes based on an estimate of the apportionment of income allocable to the Partnership from the property in Illinois relative to income allocable to the Partnership from all properties as if earned ratably during the calendar year. Thus, our future estimates of Illinois replacement tax expenses will fluctuate as the relationship of income earned by the Partnership from the property in Illinois fluctuates relative to income earned by the Partnership from all properties in the future.

Absent temporary fluctuations throughout the course of the year, we anticipate that changes in the future levels of our general and administrative expenses will vary primarily based on future changes in our reporting and regulatory requirements.

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

Evaluating the Recoverability of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets and related intangible assets in which we have an ownership interest through investments in the Joint Ventures, may not be recoverable. When indicators of potential impairment are present which suggest that the carrying amounts of real estate assets and related intangible assets may not be recoverable, we assess the recoverability of the real estate assets and related intangible assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that such expected undiscounted future cash flows for assets held for use, or the estimated fair values less costs to sell, for assets held for sale, do not exceed the respective assets’ carrying values, we adjust the real estate assets and related intangible assets to the respective estimated fair values, pursuant to the provisions of SFAS No. 144, and recognize an impairment loss. Estimated fair values are calculated based on the following information in order of preference, dependent upon availability: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of future cash flows, including estimated salvage value. We have determined that there has been no impairment in the carrying value of any of our real estate assets held as of June 30, 2009.

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

Commitments and Contingencies

Certain lease agreements include provisions that, at the option of the tenant, may obligate the Partnership to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. Through November 30, 2009, one of the tenants at the Siemens – Orlando Building, Etour, has the right to request the reimbursement of tenant improvements of up to approximately $79,000, which would be required to be funded by Fund XIII-XIV Associates. As of June 30, 2009, Fund XIII-XIV Associates has funded Etour’s first reimbursement request of approximately $30,000 of the aforementioned obligation to reimburse tenant improvements. Through September 30, 2010, the majority tenant at the Siemens – Orlando Building, Siemens, has the right to request the reimbursement of tenant improvements of up to approximately $237,000, which would be required to be funded by Fund XIII-XIV Associates. As of June 30, 2009, Fund XIII-XIV Associates had not yet received a request for reimbursement of the aforementioned obligation to reimburse Siemens’ tenant improvements.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended June 30, 2009, requiring disclosure under Item 103 of Regulation S-K. For a description of pending litigation involving certain related parties, see “Assertion of Legal Action Against Related-Parties” in Note 4 to our financial statements included in this report.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended June 30, 2009.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended June 30, 2009.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended June 30, 2009.

(b)	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended June 30, 2009.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended June 30, 2009, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to Second Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XIII, L.P. (Registrant)

	By:	WELLS CAPITAL, INC. (Corporate General Partner)

August 12, 2009	/s/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

August 12, 2009	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX

TO SECOND QUARTER FORM 10-Q

OF

WELLS REAL ESTATE FUND XIII, L.P.

Exhibit Number	Description of Document

10.1	Second Amendment to Lease Agreement with Siemens Shared Services, LLC

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002