Form 10-K
period 2009-12-31
WELLS REAL ESTATE FUND XIII L P
filed 2010-03-18
CIK 1127245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [Not yet applicable to registrant.]    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

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

We have transitioned from the holding phase into the positioning-for-sale phase of our life cycle. Accordingly, the Partnership is focusing on the remaining assets, maintaining the current high occupancy level within the portfolio and concentrating on re-leasing and marketing efforts that we believe will ultimately result in the best disposition pricing for our investors.

Employees

The Partnership has no direct employees. The employees of Wells Capital and Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, perform a full range of real estate and administrative services for the Partnership including leasing and property management, accounting, asset management, and investor relations. See Item 13, “Certain Relationships and Related Transactions,” for a summary of the fees paid to the General Partners or their affiliates during the years ended December 31, 2009, 2008, and 2007.

Insurance

Wells Management carries comprehensive liability and extended coverage with respect to the properties we own through our investments in the joint ventures described in Item 2. In the opinion of management, our properties are adequately insured.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as anticipated dividend income earned from its holdings of common stock of Piedmont Office Realty Trust, Inc. (“Piedmont REIT”), which was acquired in connection with the Piedmont REIT internalization transaction (see “Assertion of Legal Action

Against Related- Parties” below). The General Partners believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and other investments necessary to meet its current and future obligations as they become due.

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

Assertion of Legal Action Against Related-Parties

On March 12, 2007, a stockholder of Piedmont REIT, filed a putative class action and derivative complaint, presently styled In re Wells Real Estate Investment Trust, Inc. Securities Litigation, in the United States District Court for the District of Maryland against, among others, Piedmont REIT; Leo F. Wells, III and Wells Capital, the Partnership’s General Partners; Wells Management, the Partnership’s property manager; certain affiliates of WREF; the directors of Piedmont REIT; and certain individuals who formerly served as officers or directors of Piedmont REIT prior to the closing of the internalization transaction on April 16, 2007. The complaint alleged, among other things, violations of the federal proxy rules and breaches of fiduciary duty arising from the Piedmont REIT internalization transaction and the related proxy statement filed with the SEC on February 26, 2007, as amended. The complaint sought, among other things, unspecified monetary damages and nullification of the Piedmont REIT internalization transaction. On April 9, 2007, the District Court denied the plaintiff’s motion for an order enjoining the internalization transaction. On April 17, 2007, the Court granted the defendants’ motion to transfer venue to the United States District Court for the Northern District of Georgia, and the case was docketed in the Northern District of Georgia on April 24, 2007. On June 7, 2007, the Court granted a motion to designate the class lead plaintiff and class co-lead counsel. On June 27, 2007, the plaintiff filed an amended complaint, which attempted to assert class action claims on behalf of those persons who received and were entitled to vote on the Piedmont REIT proxy statement filed with the SEC on February 26, 2007, and derivative claims on behalf of Piedmont REIT. On July 9, 2007, the Court denied the plaintiff’s motion for expedited discovery related to an anticipated motion for a preliminary injunction. On August 13, 2007, the defendants filed a motion to dismiss the amended complaint. On March 31, 2008, the Court granted in part the defendants’ motion to dismiss the amended complaint. The Court dismissed five of the seven counts of the amended complaint in their entirety. The Court dismissed the remaining two counts with the exception of allegations regarding the failure to disclose in the Piedmont REIT proxy statement details of certain expressions of interest in acquiring Piedmont REIT. On April 21, 2008, the plaintiff filed a second amended complaint, which alleges violations of the federal proxy rules based upon allegations that the proxy statement to obtain approval for the Piedmont REIT internalization transaction omitted details of certain expressions of interest in acquiring Piedmont REIT. The second amended complaint seeks, among other things, unspecified monetary damages, to nullify and rescind the internalization transaction, and to cancel and rescind any stock issued to the defendants as consideration for the internalization transaction. On May 12, 2008, the defendants answered and raised certain defenses to the second amended complaint. On June 23, 2008, the plaintiff filed a motion for class certification. On September 16, 2009, the Court granted the plaintiff’s motion for class certification. On September 20, 2009, the defendants filed a petition for permission to appeal immediately the Court’s order granting the motion for class certification with the Eleventh Circuit Court of Appeals. The petition for permission to appeal was denied on October 30, 2009. On April 13, 2009, the plaintiff moved for leave to amend the second amended complaint to add additional defendants. The Court denied the plaintiff’s motion for leave to amend on June 23, 2009. On December 4, 2009, the parties filed motions for summary judgment. The parties filed their responses to the motions for summary judgment on January 29, 2010. The parties’ respective replies to the motions for summary judgment were filed on February 19, 2010. The motions for summary judgment are currently pending before the court. Mr. Wells, Wells Capital, and Wells Management believe that the allegations contained in the complaint are without merit and intend to vigorously defend this action. Any financial loss incurred by Wells Capital, Wells Management, or their affiliates could hinder their ability to successfully manage our operations and our portfolio of investments.

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

Current economic conditions, the availability and cost of credit, the mortgage market, and declining real estate markets have contributed to increased volatility, lower real estate values, and diminished expectations for real estate markets and the economy as a whole. As a result, current economic conditions and the credit crisis have caused commercial real estate values and market rental rates to decline significantly and will likely continue to put downward pressure on these values and market rental rates. Our estimated unit valuations as of December 31, 2009 have declined from their prior year levels and are expected to continue to decline in the upcoming year. Deteriorating economic conditions could adversely impact the ability of one or more of our tenants to honor their lease payments and our ability to re-lease space on favorable terms as leases expire or as space otherwise becomes vacant at our properties. While we do not anticipate the need to access the credit markets, the impact of the current crisis in the credit markets may adversely affect the ability of potential purchasers of our properties to obtain financing. Therefore, this may affect our timing and/or ability to sell our properties at commercially reasonable terms. The current economic conditions and the difficulties currently being experienced in the mortgage and real estate markets have adversely affected our business model, financial condition, results of operations, and the valuation of our units. We do not expect that the difficult conditions in the mortgage and real estate markets are likely to improve in the near future. A worsening of these conditions would exacerbate the adverse effects that the current market environment has had on us and on commercial real estate in general.

Real Estate Risks

Changes in general economic conditions and regulatory matters germane to the real estate industry may cause our operating results to suffer and the value of our real estate properties to decline.

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

Near-term tenant rollover at one of our properties could reduce or eliminate future cash distributions to limited partners.

We anticipate that we will be required to expend in the future, substantial funds for tenant improvements and other costs necessary to re-lease the AIU – Chicago Building, which is currently 83% leased through December 2010. If the majority tenant of the AIU – Chicago Building does not extend its current lease and we are unable to secure replacement tenants in a timely manner, property earnings would suffer and we would be required to reserve cash otherwise available for operating distributions to limited partners. In addition, the residual value of this property would be negatively impacted by vacancy because the market value is largely dependent upon the value of the leases in place at such property.

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

The ability of our tenants to generate revenues is substantially dependent upon their financial condition and, accordingly, any event of bankruptcy, insolvency, or a general downturn in the business of any of these tenants may result in the failure or delay of such tenant’s rental payments, which may have a substantial adverse effect on our financial performance.

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

Limited partners may approve any of the above actions by majority vote of the outstanding units. Therefore, you are bound by such majority vote even if you do not vote with the majority on any of these actions.

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

Our General Partners or their affiliates perform services for us in connection with the management and leasing of our properties. Our affiliates may receive property management, leasing and asset management fees of 4.5% of gross revenues in connection with the commercial properties we own. In addition, we will reimburse our General

Partners or their affiliates for the administrative services necessary to our prudent operation, which includes actual costs of goods, services, and materials used for or by the Partnership. These fees and reimbursements will reduce the amount of cash available for capital expenditures to our properties or distributions to our limited partners.

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

Concentration of Credit Risk

The Partnership maintains bank accounts with high-credit, quality financial institutions. At times, our cash balances may exceed the federally insured limits.

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

The estimated unit valuations contained in this Annual Report on Form 10-K should not be viewed as an accurate reflection of the value of the limited partners’ units, what limited partners might be able to sell their units for, or the fair market value of the Partnership’s properties, nor do they necessarily represent the amount of net proceeds limited partners would receive if the Partnership’s properties were sold and the proceeds distributed in a liquidation of the Partnership in accordance with the net sale proceeds distribution allocation outlined in the partnership agreement. There is no established public trading market for the Partnership’s limited partnership units, and it is not anticipated that a public trading market for the units will ever develop. We did not obtain any third-party appraisals of our properties in connection with these estimated unit valuations. In addition, property values are subject to change and could decline in the future. The valuations performed by the General Partners are estimates only, and are based on a number of assumptions which may not be accurate or complete and may or may not be applicable to any specific limited partnership units. Further, these estimated valuations are applicable only to limited partners who purchased their units directly from the Partnership in the Partnership’s original public offering of units. It also should be noted that, as properties are sold and the net proceeds from property sales are distributed to limited partners, the remaining value of the Partnership’s portfolio of properties, and resulting value of Partnership’s limited partnership units, will naturally decline.

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

Leo F. Wells, III has a primary role in determining what is in the best interest of the Partnership and its limited partners.

Leo F. Wells, III is one of our General Partners and is the president, treasurer, and sole director of Wells Capital, our other general partner. Therefore, one person has a primary role in determining what is in the best interest of the Partnership and its limited partners. Although Mr. Wells relies on the input of the officers and other employees of Wells Capital, he ultimately has the authority to make decisions affecting our Partnership operations. Therefore, Mr. Wells alone will determine the propriety of his own actions, which could result in a conflict of interest when he is faced with any significant decision relating to our Partnership affairs.

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

Our General Partners have a limited net worth consisting of illiquid assets, which may affect their ability to fulfill their financial obligations to the Partnership.

The net worth of our General Partners consists primarily of interests in real estate, retirement plans, partnerships, and closely held businesses and, in the case of Wells Capital, receivables from affiliated corporations and partnerships. Accordingly, the net worth of our General Partners is illiquid and not readily marketable. This illiquidity may be relevant to you in evaluating the ability of our General Partners to fulfill their financial obligations to the Partnership. In addition, our General Partners have significant commitments to the other Wells-sponsored programs.

Increases in our general and administrative operating expenses, including increased expenses associated with operating as a public company in the current regulatory environment, could limit our ability to make distributions.

As we evolve through our Partnership life cycle and sell various properties in our portfolio, our general and administrative operating expenses become a larger percentage in relationship to our operating cash flow and the value of our properties. Further, we bear all expenses incurred in connection with our operations, which are deducted from cash funds generated by operations prior to computing the amount of net cash from operations to be distributed to our limited partners. Therefore, as a result of the increased general and administrative operating expenses and increased percentage of such expenses, we cannot assure you that sufficient cash will be available to make future distributions to you from either net cash from our operations or proceeds from the sale of our properties.

Conflicts of Interest Risks

Our General Partners will face conflicts of interest relating to time management, which could result in lower returns on our investments.

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

Investments in joint ventures with affiliates and Piedmont Operating Partnership, LP will result in additional risks involving our relationship with the co-venturer.

We have entered into joint ventures with affiliates and Piedmont Operating Partnership, LP. In addition, Piedmont Operating Partnership, LP has a majority interest in the Wells Fund XIII-REIT Joint Venture Partnership and, as a result, holds the controlling vote on significant joint venture matters. Such investments may involve risks not otherwise present with an investment in real estate, including, for example:

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

Since our General Partners and their affiliates control both the Partnership and other affiliates, transactions between the parties with respect to joint ventures between such parties do not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers. Under these joint venture arrangements, neither co-venturer has the power to control the venture, and an impasse could be reached regarding matters pertaining to the joint venture, which might have a negative influence on the joint venture and decrease potential returns to you. In the event that a co-venturer has a right of first refusal to buy out the other co-venturer, it may be unable to finance such a buy-out at that time. It may also be difficult for us to sell our interest in any such joint venture or partnership or as a co-tenant in property. In addition, to the extent that our co-venturer, partner, or co-tenant is an affiliate of our General Partners, certain conflicts of interest will exist.

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

If you hold units in an IRA or you intend to acquire units in a secondary market through your IRA, or if you are a custodian of an IRA or a trustee or other fiduciary of a retirement plan which is holding units or is considering an acquisition of units through a secondary market, you must consider the limited liquidity of an investment in our units as it relates to applicable minimum distribution requirements under the Internal Revenue Code. If units are held and our properties have not yet been sold at such time as mandatory distributions are required to begin to an IRA beneficiary or qualified plan participant, Sections 408(a)(6) and 401(a)(9) of the Internal Revenue Code will likely require that a distribution-in-kind of the units be made to the IRA beneficiary or qualified plan participant. Any such distribution-in-kind of units must be included in the taxable income of the IRA beneficiary or qualified plan participant for the year in which the units are received at the fair market value of the units, and taxes attributable thereto must be paid without any corresponding cash distributions from us with which to pay such income tax liability.

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

Our General Partners have represented that they will not cause the Partnership to incur indebtedness unless they obtain an opinion from legal counsel or an opinion from our tax accountants that the proposed indebtedness more than likely will not cause the income allocable to tax-exempt investors to be characterized as UBTI. Any such opinion will have no binding effect on the IRS or any court, however, and some risk remains that we may generate UBTI for our tax-exempt investors in the event that it becomes necessary for us to borrow funds.

Further, in the event we were deemed to be a “dealer” in real property, defined as one who holds real estate primarily for sale to customers in the ordinary course of business, the gain realized on the sale of our properties which is allocable to tax-exempt investors would be characterized as UBTI.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

There were no unresolved SEC staff comments as of December 31, 2009.

ITEM 2.	PROPERTIES.

Overview

The Partnership owns indirect interests in all of its real estate assets through joint ventures with other entities affiliated with the General Partners and Piedmont Operating Partnership, LP (“Piedmont OP”), formerly known as Wells Operating Partnership, L.P. Piedmont OP is a Delaware limited partnership, with Piedmont REIT serving as its general partner. Piedmont REIT is a Maryland corporation that qualifies as a real estate investment trust. During the periods presented, the Partnership owned interests in the following joint ventures (the “Joint Ventures”) and properties:

				Leased % as of December 31,
Joint Venture	Joint Venture Partners	Ownership %	Properties	2009	2008	2007	2006	2005
Wells Fund XIII-REIT Joint Venture Partnership (“Fund XIII-REIT Associates”)	•Wells Real Estate Fund XIII, L.P. •Piedmont Operating Partnership, LP	28.1% 71.9%	1. AmeriCredit Building(1) A two-story office building located in Orange Park, Florida	—	—	—	—	—
			2. 8560 Upland Drive Two connected one-story office and assembly buildings located in Parker, Colorado	100%	100%	100%	100%	100%
			3. John Wiley Building(1) A four-story office building located in Fishers, Indiana	—	—	—	—	—
			4. AIU – Chicago Building A four-story office building located in Hoffman Estates, Illinois	83%	83%	83%	100%	100%

Fund XIII and Fund XIV Associates (“Fund XIII-XIV Associates”)	•Wells Real Estate Fund XIII, L.P. •Wells Real Estate Fund XIV, L.P.	47.3% 52.7%	5. Siemens – Orlando Building Two one-story office buildings located in Orlando, Florida	100%	100%	100%	100%	100%
			6. Randstad – Atlanta Building(2) Four-story office building located in Atlanta, Georgia	—	—	—	100%	100%
			7. 7500 Setzler Parkway(3) One-story office and warehouse building located in Brooklyn Park, Minnesota	—	—	—	100%	100%

(1)	These properties were sold in April 2005.

(2)	This property was sold in April 2007.

(3)	This property was sold in January 2007.

Wells Real Estate Fund XIV, L.P. is affiliated with the Partnership through common general partners. Each of the properties described above was acquired on an all-cash basis.

Lease Expirations

As of December 31, 2009, the lease expirations scheduled during the following 10 years for all properties in which the Partnership held an interest through the Joint Ventures, assuming no exercise of renewal options or termination rights, are summarized below:

Year of Lease Expiration	Number of Leases Expiring	Square Feet Expiring	Annualized Gross Base Rent in Year of Expiration	Partnership Share of Annualized Gross Base Rent in Year of Expiration(1)	Percentage of Total Square Feet Expiring	Percentage of Total Annualized Gross Base Rent in Year of Expiration
2010(2)	1	159,669	$2,578,655	$724,860	40.9%	47.9%
2011(3)	2	207,405	2,408,435	858,782	53.2	44.8
2012(4)	1	9,888	169,184	80,024	2.5	3.2
2013(5)	1	13,086	221,965	104,990	3.4	4.1

	5	390,048	$5,378,239	$1,768,656	100.0%	100.0%

(1)	The Partnership’s share of annualized gross base rent in year of expiration is calculated based on the Partnership’s ownership percentage in the joint venture that owns the leased property.

(2)	AIU – Chicago Building: American InterContinental University, Inc. lease (approximately 159,700 square feet).

(3)	8560 Upland Drive: Quantum Corporation lease (approximately 148,200 square feet) and Siemens – Orlando Building: Siemens Shared Services, LLC lease (approximately 59,200 square feet).

(4)	Siemens – Orlando Building: Etour and Travel, Inc. lease (approximately 9,900 square feet).

(5)	Siemens – Orlando Building: Rinker Materials of Florida, Inc. lease (approximately 13,100 square feet).

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

8560 Upland Drive

The 8560 Upland Drive property consists of two one-story office buildings connected to a light assembly building containing approximately 148,000 rentable square feet located in Parker, Colorado. Additionally, Fund XIII-REIT Associates purchased an undeveloped 3.43-acre tract of land immediately adjacent to 8560 Upland Drive. The 8560 Upland Drive property was under a lease agreement with Advanced Digital Information Corporation (“ADIC”) for the entire property, which commenced in December 2001 and was set to expire on December 31, 2011. On July 31, 2006, ADIC assigned its lease rights to Quantum Corporation (“Quantum”). Quantum has the right to extend the lease for two additional five-year periods of time by giving written notice to the landlord at least nine months prior to the expiration date of the then current lease term. The base rent payable for each extended term of the lease will be the then-current market rate. As of December 31, 2009, the annualized base rent was approximately $1,404,000, increasing approximately 2% annually each January through the expiration of the lease. The annualized base rent in 2011 will be approximately $1,461,000.

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

AIU – Chicago Building

The AIU – Chicago Building is a four-story office building containing approximately 194,000 rentable square feet located in Hoffman Estates, Illinois. As of December 31, 2009, approximately 82% of the AIU – Chicago Building is leased under a net lease agreement (i.e., operating costs and maintenance costs are paid by the tenants) with American InterContinental University, Inc. (“AIU”) (approximately 159,700 square feet). Approximately 1% of the building is leased to Piedmont Office Management, LLC (approximately 1,200 square feet for the management office, expiring December 2025).

The initial AIU lease, which included approximately 74,300 square feet, commenced in May 2002 and was set to expire in June 2008. AIU entered into lease amendments to occupy additional space, including (i) approximately 4,400 square feet, which commenced in April 2003 and was also set to expire in June 2008, (ii) approximately 49,000 square feet, which commenced in July 2003 and expires in December 2010, (iii) approximately 4,100 square feet, which commenced in May 2004 and also expires in December 2010, (iv) approximately 13,500 square feet, which commenced in February 2005 and was set to expire in October 2008, and (v) approximately 7,200 square feet, which commenced in February 2005 and was set to expire in June 2008. In October 2005, AIU amended its lease in order to occupy additional space of approximately 7,300 square feet, which had previously been leased to WFS Financial, and to extend all of the termination dates to December 31, 2010. AIU has a right of first offer to lease additional space in the AIU – Chicago Building upon such space becoming available. The AIU lease prohibits Fund XIII-REIT Associates from leasing any space in the AIU – Chicago Building to any business, which offers post-high school or corporate training as its primary function. As of December 31, 2009, the annual base rent payable under the AIU lease was approximately $2,504,000. The annualized rent payable in 2010 for the AIU lease expiring will be approximately $2,579,000.

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

Siemens – Orlando Building

The Siemens – Orlando Building is comprised of two single-story office buildings containing approximately 82,000 aggregate rentable square feet, on an approximately 7.5-acre tract of land located in Orlando, Florida. The Siemens – Orlando Building, which was completed in 2002, is under lease agreements with Siemens Shared Services, LLC (approximately 72%); Rinker Materials of Florida, Inc. (approximately 16%); and Etour and Travel, Inc. (approximately 12%). Siemens Shared Services, LLC (“Siemens”) occupies approximately 59,200 rentable square feet of the Siemens – Orlando Building. The initial Siemens lease, which included approximately 52,100 square feet, commenced on October 1, 2002 and expired on September 30, 2009. On August 15, 2007, Siemens exercised its right of first refusal to lease approximately 7,100 additional square feet of space through September 30, 2009, which had been vacated by Best Buy Stores, L.P. (“Best Buy”) in January 2007. On May 20, 2009, Fund XIII-XIV Associates completed a lease amendment with Siemens, which extended the termination date of the lease from September 30, 2009 to September 30, 2011. As of December 31, 2009, the annual base rent payable under the Siemens lease was approximately $919,000. The annualized base rent payable will increase to $947,000 in October 2010 and remain the same through the expiration of the lease.

Rinker Materials of Florida, Inc. (“Rinker”) occupies approximately 13,100 rentable square feet of the Siemens – Orlando Building. The Rinker lease commenced in April 2003 and expires in April 2013. Rinker has the right, at its option, to extend the initial term of its lease for two additional five-year periods at the then-current market rental rate but not less than the base rent last payable under this lease as renewed. As of December 31, 2009, the annual base rent payable under the Rinker lease is approximately $203,000, increasing approximately 3% annually each April through the expiration of the lease. The annualized base rent payable in 2013 will be approximately $222,000.

Etour and Travel, Inc. (“Etour”), formerly Cape Canaveral Tour and Travel, Inc., occupies approximately 9,900 rentable square feet of the Siemens – Orlando Building. Etour is a subsidiary of Kosmas Group International, Inc. (“Kosmas”), the guarantor of the Etour leases. The Etour lease was set to expire November 30, 2007. On May 24, 2007, Etour exercised its first renewal option which commenced on December 1, 2007 and expires on November 30, 2012. Etour has the right, at its option, to extend the initial term of its lease for one additional five-year period at the then-current market rental rate. As of December 31, 2009, the annual base rent payable under the Etour lease was approximately $159,000. The annualized base rent payable in 2012 will be approximately $169,000.

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

From time to time, we are party to legal proceedings which arise in the ordinary course of our business. We are not currently involved in any litigation for which the outcome would, in the judgment of the General Partners based on information currently available, have a materially adverse impact on the results of operations or financial condition of the Partnership, nor is management aware of any such litigation threatened against us. For a description of pending litigation involving certain related parties, see “Assertion of Legal Action Against Related-Parties” in Item 1. of this report.

ITEM 4.	RESERVED.

PART II

ITEM 5.	MARKET FOR PARTNERSHIP’S UNITS AND RELATED SECURITY HOLDER MATTERS.

Summary

As of February 28, 2010, 3,215,584 Cash Preferred Units and 556,464 Tax Preferred Units, held by a total of 1,268 and 137 limited partners, respectively, were outstanding. Original capital contributions were equal to $10.00 per each limited partnership unit; to date, the Partnership has returned capital in the form of distributions of net sale proceeds to its limited partners equal to, on average, $4.36 per Cash Preferred Unit and $7.89 per Tax Preferred Unit, as further described below. A public trading market has not been established for the Partnership’s limited partnership units, nor is such a market anticipated to develop in the future. The partnership agreement provides the General Partners with the right to prohibit transfers of units under certain circumstances.

Unit Valuation

Because fiduciaries of retirement plans subject to ERISA and the IRA custodians are required to determine and report the value of the assets held in their respective plans or accounts on an annual basis, the General Partners are required under the partnership agreement to report estimated unit values to the limited partners each year in the Partnership’s Annual Report on Form 10-K. The methodology to be utilized for determining such estimated unit values under the partnership agreement requires the General Partners to estimate the amount a unit holder would receive assuming that the Partnership’s properties were sold at their estimated fair market values as of the end of the Partnership’s fiscal year and the proceeds therefrom (without any reduction for selling expenses) plus the amount of net sale proceeds held by the Partnership at year-end from previous property sales, if any, were distributed to the limited partners in liquidation in accordance with the net sale proceeds distribution allocation outlined in the partnership agreement. The estimated unit valuations are intended to be an estimate of the distributions that would be made to limited partners who purchased their units directly from the Partnership in the Partnership’s original public offering of units.

The General Partners of the Partnership recently completed their estimated unit valuations as of December 31, 2009. Utilizing the foregoing methodology, the General Partners have estimated the Partnership’s unit valuations, based on their estimates of property values as of December 31, 2009, to be approximately $3.92 per Cash Preferred Unit and $3.88 per Tax Preferred Unit, based upon market conditions existing in early December 2009. These estimates should not be viewed as an accurate reflection of the value of the limited partners’ units, how much limited partners might be able to sell their units for, or the fair market value of the Partnership’s properties, nor do they necessarily represent the amount of net proceeds limited partners would receive if the Partnership’s properties were sold and the proceeds were distributed in a liquidation of the Partnership. There is no established public trading market for the Partnership’s limited partnership units, and it is not anticipated that a public trading market for the units will ever develop. In addition, property values are subject to change and could decline in the future. While, as required by the partnership agreement, the General Partners have obtained an opinion from The David L. Beal Company, an independent appraiser certified by the Member Appraisal Institute, to the effect that such estimates of value were deemed reasonable and were prepared in accordance with appropriate methods for valuing real estate, no actual appraisals were obtained due to the inordinate expense that would be involved in obtaining appraisals for all of the Partnership’s properties.

The valuations performed by the General Partners are estimates only and are based on a number of assumptions which may not be accurate or complete and may or may not be applicable to any specific limited partnership units. For example, as a result of the availability of conversion elections under the partnership agreement and the resulting complexities involved relating to the distribution methodology under the partnership agreement, each limited partnership unit of the Partnership potentially has its own unique characteristics as to distributions and value. These estimated valuations are applicable only to limited partners who purchased their units directly from the Partnership in the Partnership’s original public offering of units. Further, as set forth above, no third-party appraisals have or will be obtained. For these reasons, the estimated unit valuations set forth above should not be used by or relied upon by investors, other than fiduciaries of retirement plans and IRA custodians for limited ERISA and IRA reporting purposes, as any indication of the fair market value of their units. In addition, it should be noted that ERISA plan fiduciaries and IRA custodians may use estimated unit valuations obtained from other sources, such as prices paid for the Partnership’s units in secondary market trades, and that such estimated unit valuations may well be lower than those estimated by the General Partners using the methodology required by the partnership agreement.

It should also be noted that as the Partnership’s properties are sold and the net proceeds from property sales are distributed to limited partners, the remaining value of the Partnership’s portfolio of properties, and resulting value of Partnership’s limited partnership units, will naturally decline. In considering the foregoing estimated unit valuations, it should be noted that the Partnership has previously distributed net sale proceeds in the amount of $4.36 per Cash Preferred Unit and $7.89 per Tax Preferred Unit to its limited partners. These amounts are intended to represent the per-unit distributions received by limited partners who purchased their units directly from the Partnership in the Partnership’s original public offering of units, and who have made no conversion elections under the partnership agreement. Limited partners who have made one or more conversion elections would have received a different level of per-unit distribution.

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

Operating cash distributions made to limited partners holding Cash Preferred Units during 2008 and 2009 are summarized below:

	Per Cash Preferred Unit
Operating Distributions for Quarter Ended	Total Operating Cash Distributed	Investment Income	Return of Capital
March 31, 2008	$272,154	$0.00	$0.08
June 30, 2008	$136,140	$0.00	$0.04
September 30, 2008	$ 0	$0.00	$0.00
December 31, 2008	$ 0	$0.00	$0.00
March 31, 2009	$136,143	$0.00	$0.04
June 30, 2009	$136,143	$0.00	$0.04
September 30, 2009	$ 0	$0.00	$0.00
December 31, 2009	$ 0	$0.00	$0.00

Operating distributions were accrued for accounting purposes in the quarter earned and paid to the Cash Preferred limited partners in the following quarter. No operating cash distributions were paid to holders of Tax Preferred Units or to the General Partners during the years ended December 31, 2008 or 2009.

ITEM 6.	SELECTED FINANCIAL DATA.

A summary of the selected financial data as of and for the fiscal years ended December 31, 2009, 2008, 2007, 2006, and 2005 for the Partnership is provided below. The comparability of net income for the periods presented below is impacted by the sale of properties described in Item 2.

	2009	2008	2007	2006	2005
Total assets	$13,950,731	$13,603,459	$13,915,352	$20,961,702	$21,981,962
Equity in income of Joint Ventures	$786,177	$573,477	$3,026,738	$925,459	$3,023,505
Net income	$626,923	$392,684	$3,066,532	$789,548	$3,028,062
Net income (loss) allocated to:
Cash Preferred Limited Partners	$623,377	$390,028	$1,290,150	$1,756,977	$2,295,882
Tax Preferred Limited Partners	$0	$0	$1,776,382	$(967,429)	$732,180
General Partners	$3,546	$2,656	$0	$0	$0
Net income (loss) per weighted-average Limited Partner Unit:
Cash Preferred	$0.19	$0.12	$0.40	$ 0.55	$0.73
Tax Preferred	$0.00	$0.00	$3.17	$(1.75)	$1.18
Operating Cash Distributions per weighted-average Cash Preferred Limited Partner Unit:
Investment Income	$0.00	$0.00	$0.45	$ 0.56	$0.64
Return of Capital	$0.08	$0.13	$0.03	$ 0.00	$0.00
Operating Cash Distributions per weighted-average Tax Preferred Limited Partner Unit:
Investment Income	$0.00	$0.00	$0.00	$ 0.00	$0.00
Return of Capital	$0.00	$0.00	$0.00	$ 0.00	$0.00
Distribution of net sale proceeds per weighted-average Limited Partner Unit:
Cash Preferred	$0.00	$0.00	$2.05	$ 0.00	$2.35
Tax Preferred	$0.00	$0.00	$3.27	$ 0.00	$4.15

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Selected Financial Data presented in Item 6 and our accompanying financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I of this report and “Risk Factors” in Item 1A. of this report.

Overview

Portfolio Overview

We have transitioned from the holding phase to the positioning-for-sale phase of our life cycle. We have sold four of the seven properties in which we have held interests. On May 20, 2009, Fund XIII-XIV Associates completed a lease amendment with Siemens, the majority tenant at the Siemens – Orlando Building, which extended the termination date of the lease from September 30, 2009 to September 30, 2011. Our focus in the near-term is to concentrate on re-leasing and marketing efforts that we believe will ultimately result in the best disposition pricing for our investors.

The fourth quarter 2009 operating distributions to limited partners holding Cash Preferred Units were reserved. We anticipate that operating distributions will be reserved in the near-term as a result of our intention to fund our pro rata share of anticipated re-leasing costs and capital improvements for the AIU – Chicago Building and the tenant allowance reimbursement obligation for the Siemens-Orlando Building.

Property Summary

As we move further into the positioning-for-sale phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we will seek to maximize returns to our limited partners by negotiating long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs, and portfolio costs. As properties are positioned for sale, our attention will shift to locating suitable buyers, negotiating purchase-sale contracts that will attempt to maximize the total return to our limited partners and minimize contingencies and our post-closing involvement with buyers. As of February 28, 2010, the Partnership owned interests in three properties.

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

•

The AIU – Chicago Building, located in Hoffman Estates, Illinois, a suburb of Chicago, is currently 83% leased through December 2010. We are actively working on re-leasing the remaining vacant space in this building.

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

As measured by the U.S. gross domestic product (“GDP”), the U.S. economy’s growth increased at an annual rate of 5.9% in the fourth quarter of 2009, according to preliminary estimates. For the full year of 2009, real GDP decreased 2.4% compared with a growth rate of 0.4% in 2008. The decrease in real GDP in 2009 reflected negative contributions from nonresidential fixed investment, private inventory investment, residential fixed investment, and personal consumption expenditures.

Real estate market fundamentals underlying the U.S. office markets continued to deteriorate in 2009, as evidenced by a vacancy rate of 17.0% for the fourth quarter compared to 14.5% vacancy this same time a year ago. There was negative net absorption of 81 million square feet in 2009 in addition to the 42 million square feet of negative absorption in 2008. Average rents also have declined from their peak of $29.37 in third quarter 2008, to current rates of $27.80, a decline of 5.3%.

Office fundamentals deteriorated as expected in 2009 with rising vacancies, lower rental rates and negative absorption. Though the recession may have technically ended, the labor markets have yet to stabilize. Until labor markets stabilize and businesses start hiring again, thereby requiring more space, office market fundamentals will remain weak.

Transaction volume was significantly lower in 2009 compared with earlier years. The volume of office properties selling for more than $5 million decreased to $15.5 billion in 2009, a 71% decrease from 2008 numbers and a 93% decrease from the $211 billion recorded in 2007. However, the second half of 2009 was more active than the first half, implying that the investment markets could be improving. The anticipation of distressed sales of over-leveraged properties in 2009 never fully materialized, as lenders have generally opted to extend or restructure loans to avoid foreclosures.

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

Less diversified real estate funds that own fewer properties, such as the Partnership, and those with current vacancies or near-term tenant rollover, such as the Partnership, may face an increasingly challenging leasing environment. The properties within these funds may be required to offer lower rental rates and higher concession packages to potential tenants, the degree to which will depend heavily on the specific property and market.

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

Short-Term Liquidity

During the year ended December 31, 2009, we generated net operating cash flows, including operating distributions received from the Joint Ventures, of approximately $1,262,000. Operating distributions from the Joint Ventures are generally representative of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. We used net operating cash flows to fund operating distributions of approximately $272,000 to Cash Preferred limited partners during the year ended December 31, 2009 and reserved the remainder to fund our pro rata share of anticipated re-leasing costs and capital improvements for the AIU – Chicago Building and the tenant allowance reimbursement obligation for the Siemens – Orlando Building. The extent of any future operating distributions paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs to fund our share of tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures. We anticipate that operating distributions from the Joint Ventures may decline in the near-term as a result of funding our pro rata share of anticipated re-leasing costs and capital improvements for the AIU – Chicago Building and the tenant allowance reimbursement obligation for the Siemens – Orlando Building.

At this time, we expect to continue to generate cash flows from operations, including distributions from the Joint Ventures, sufficient to cover our estimated future expenses. We also believe that the cash on hand and operating distributions due from the Joint Ventures are sufficient to cover our working capital needs, including those provided for within our total liabilities of approximately $36,000, as of December 31, 2009.

Long-Term Liquidity

We expect that our future sources of capital will be primarily derived from operating cash flows generated from the Joint Ventures and net proceeds generated from the sale of properties. Our future long-term liquidity requirements will include, but not be limited to, funding our share of tenant improvements, renovations, expansions, and other significant capital improvements necessary for properties owned through the Joint Ventures. We expect to continue to use substantially all future net cash flows from operations, including distributions received from the Joint Ventures, less expenses related to the recurring operations of the properties and the portfolio and reserves for known capital expenditures, to pay operating distributions to the limited partners. Future cash flows from operating activities will be primarily affected by distributions received from the Joint Ventures, which are dependent upon the net operating income generated by the Joint Ventures’ properties, less reserves for known or anticipated capital expenditures.

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

As of December 31, 2009, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

Property Sold	Net Sale Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of December 31, 2009	Undistributed Net Sale Proceeds as of December 31, 2009
				Amount	Purpose
AmeriCredit Building (sold in 2005)	$14,301,802	28.11%	$4,020,236	$0	—	$4,020,236	$0

John Wiley Building (sold in 2005)	$21,427,599	28.11%	6,023,298	0	—	6,023,298	0

7500 Setzler Parkway (sold in 2007)	$8,723,080	47.30%	4,126,017	0	—	4,126,017	0

Randstad-Atlanta Building (sold in 2007)	$8,992,600	47.30%	4,253,500	0	—	4,240,448	13,052

Total			$18,423,051	$0		$18,409,999	$13,052

Upon evaluating the capital needs of the properties in which we currently own an interest, our General Partners have determined to reserve the remaining net sale proceeds.

Results of Operations

Comparison of the year ended December 31, 2009 vs. the year ended December 31, 2008

Equity in Income of Joint Ventures

Equity in income of Joint Ventures was $786,177 and $573,477 for the years ended December 31, 2009 and 2008, respectively. The increase is primarily attributable to a decrease in amortization of intangible lease assets due to the expiration of the original term of leases in-place at the time of acquisition at the AIU – Chicago Building in June 2008 and the Siemens – Orlando Building in September 2009 as well as a decrease in repair and maintenance expenses at the AIU – Chicago Building.

Given the stability of these properties, we anticipate equity in income of the Joint Ventures to remain at similar levels in the near-term; however, if the majority tenant of the AIU – Chicago Building does not extend its current lease (which is currently scheduled to expire in December 2010) and we are unable to secure replacement tenants in a timely manner, we would expect equity in income of Joint Ventures to decline in future periods.

General and Administrative Expenses

General and administrative expenses were $159,254 and $181,724 for the years ended December 31, 2009 and 2008, respectively. The decrease is primarily attributable to a decrease in Illinois replacement taxes as well as a temporary difference in accounting fees related to the timing of work performed by our external accountants in 2009 as compared to the prior year. We estimate Illinois replacement taxes based on an estimate of the apportionment of income allocable to the Partnership from the property in Illinois relative to income allocable to the Partnership from all properties as if earned ratably during the calendar year. Thus, our future estimates of Illinois replacement tax expenses will fluctuate as the relationship of income earned by the Partnership from the property in Illinois fluctuates relative to income earned by the Partnership from all properties in the future.

Absent timing differences, we anticipate that changes in the future levels of our general and administrative expenses will vary primarily based on future changes in our reporting and regulatory requirements.

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

General and Administrative Expenses

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

Real Estate Assets

Investment in Real Estate Assets

We are required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of the Joint Ventures’ assets are depreciated or amortized using the straight-line method over the following useful lives:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant improvements	Shorter of lease term or economic life
Intangible lease assets	Lease term

In the event that the Joint Ventures utilize inappropriate useful lives or methods of depreciation, our net income would be misstated.

Evaluating the Recoverability of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets and related intangible assets in which we have an ownership interest through investments in the Joint Ventures, may not be recoverable. When indicators of potential impairment are present which suggest that the carrying amounts of real estate assets and related intangible assets may not be recoverable, we assess the recoverability of the real estate assets and related intangible assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that such expected undiscounted future cash flows for assets held for use, or the estimated fair values less costs to sell, for assets held for sale, do not exceed the respective assets’ carrying values, we adjust the real estate assets and related intangible assets to their respective estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognize an impairment loss. Estimated fair values are determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value. We have determined that there has been no impairment in the carrying value of any of our real estate assets held as of December 31, 2009.

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

Related-Party Transactions and Agreements

We have entered into agreements with Wells Capital, Wells Management, an affiliate of our General Partners, or their affiliates, whereby we pay certain fees and expense reimbursements to Wells Capital, Wells Management, or their affiliates for asset management; the management and leasing of our properties; administrative services relating to accounting, property management, and other partnership administration; and incur the related expenses. See Item 13, “Certain Relationships and Related Transactions,” for a description of these fees and reimbursements and amounts incurred and “Risk Factors – Conflicts of Interest” in Item 1A. of this report.

Commitments and Contingencies

Certain lease agreements include provisions that, at the option of the tenant, may obligate the Partnership to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. Through September 30, 2010, the majority tenant at the Siemens – Orlando Building, Siemens, has the right to request the reimbursement of a tenant allowance up to approximately $237,000, which will be required to be funded by Fund XIII-XIV Associates.

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

There were no disagreements with the Partnership’s independent public accountants during the years ended December 31, 2009 and 2008.

ITEM 9A(T).	CONTROL AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management of Wells Capital, one of our General Partners, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934 as of December 31, 2009. Based upon that evaluation, which was completed as of the end of the period covered by this Form 10-K, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2009 in providing a reasonable level of assurance that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

•

provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management and/or members of the Financial Oversight Committee; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Partnership’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of human error and the circumvention or overriding of controls, material misstatements may not be prevented or detected on a timely basis. In addition, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes and conditions or that the degree of compliance with policies or procedures may deteriorate. Accordingly, even internal controls determined to be effective can provide only reasonable assurance that the information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and represented within the time periods required.

Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2009. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes that our system of internal control over financial reporting met those criteria, and therefore our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2009.

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

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

For the quarter ended December 31, 2009, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT’S GENERAL PARTNERS.

Wells Capital

Wells Capital, our corporate general partner, was formed in April 1984. The executive offices of Wells Capital are located at 6200 The Corners Parkway, Norcross, Georgia 30092. Leo F. Wells, III is the sole Director and the President of Wells Capital. Wells Capital was organized under the Georgia Business Corporation Code, and is primarily in the business of serving as general partner or as an affiliate of the general partner in affiliated public limited partnerships (“Wells Real Estate Funds”). Wells Capital or its affiliates serve as the advisor to Wells Real Estate Investment Trust II, Inc., Wells Real Estate Investment Trust, Inc., and Wells Timberland REIT, Inc. (collectively, the “Wells REITs”), each of which is a Maryland corporation. In these capacities, Wells Capital performs certain services for the Wells Real Estate Funds and the Wells REITs, including presenting, structuring, and acquiring real estate investment opportunities; entering into leases and service contracts on acquired properties; arranging for and completing the disposition of properties; and providing other services such as accounting and administrative functions. Wells Capital is a wholly owned subsidiary of WREF, of which Leo F. Wells, III is the sole stockholder.

Leo F. Wells, III

Mr. Wells, 66, who serves as one of our General Partners, is the president, treasurer, and sole director of Wells Capital, which is our corporate general partner. He is also the sole stockholder, president, and sole director of WREF, the parent corporation of Wells Capital, Wells Management, Wells Investment Securities, Inc. (“WIS”), and Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which Mr. Wells serves as principal broker. He is also the president, treasurer, and sole director of:

•	Wells Management, our property manager;

•	Wells Asset Management, Inc.;

•	Wells & Associates, Inc.; and

•	Wells Development Corporation, a company he organized in 1997 to develop real properties.

Mr. Wells is the president and a director of Wells Real Estate Investment Trust II, Inc. and Wells Real Estate Investment Trust III, Inc., which are public real estate programs not listed on a securities exchange. He is also the president of Wells Timberland REIT, Inc., which is also a public real estate program not listed on a securities exchange. From 1998 to 2007, Mr. Wells served as president and Chairman of the Board of Piedmont REIT, formerly known as Wells Real Estate Investment Trust, Inc., a public, nontraded REIT sponsored by WREF until April 16, 2007, when Piedmont REIT acquired certain entities formerly affiliated with WREF and became a self-advised REIT.

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

WIS consented to a censure and Mr. Wells consented to suspension from acting in a principal capacity with an NASD member firm for one year. WIS and Mr. Wells also agreed to the imposition of a joint and several fine in the amount of $150,000. Mr. Wells’ one-year suspension from acting in a principal capacity ended on October 6, 2004. Mr. Wells continues to represent certain affiliated issuers and perform nonprincipal activities on behalf of WIS.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the officers and directors of our general partner, and persons who own 10% or more of any class of equity interests in the Partnership, to report their beneficial ownership of equity interests in the Partnership to the SEC. Their initial reports are required to be filed using the SEC’s Form 3, and they are required to report subsequent purchases, sales, and other changes using the SEC’s Form 4, which must be filed within two business days of most transactions. Officers, directors, and partners owning more than 10% of any class of equity interests in the Partnership are required by SEC regulations to furnish us with copies of all of reports they file pursuant to Section 16(a). We believe all persons subject to these reporting requirements filed the reports on a timely basis in 2009 except as follows: The initial report on Form 3 of Kevin D. Race, an officer of Wells Capital, was not reported on a timely basis and was inadvertently filed late by Mr. Race.

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

While the Partnership is managed by the General Partners and their affiliates, it does not pay any salaries or other compensation directly to the General Partners or to any of the General Partners’ individual employees, officers, or directors. Further, the Partnership does not employ, and is not managed by, any of its own employees, officers, or directors. Accordingly, no compensation has been awarded to, earned by, or paid to any such individuals in connection with the operation or management of the Partnership. Due to our current management structure and our lack of any employees, officers, or directors, no discussion and analysis of compensation paid by the Partnership, tabular information concerning salaries, bonuses, and other types of compensation to executive officers or directors of the Partnership, or other information regarding compensation policies and practices of the Partnership has been included in this Annual Report on Form 10-K.

See Item 13, “Certain Relationships and Related Transactions,” for a description of the fees incurred by the Partnership payable to affiliates of the General Partners during the year ended December 31, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a)	No limited partner is known by the Partnership to own beneficially more than 5% of any class of the outstanding units of the Partnership.

(b)	Set forth below is the security ownership of management as of February 28, 2010.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Limited Partnership Units	Leo F. Wells, III	2,095.945 Units(1)	Less than 1%

(1)	Leo F. Wells, III owns 2,095.945 Cash Preferred Units through an individual retirement account.

(c)	No arrangements exist which would, upon operation, result in a change in control of the Partnership.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The compensation and fees we pay to our General Partners or their affiliates in connection with our operations are as follows:

Interest in Partnership Cash Flow and Net Sales Proceeds

The General Partners are entitled to receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the limited partners holding Cash Preferred Units have received preferential distributions equal to 10% of their adjusted capital accounts in each fiscal year. The General Partners are also entitled to receive a subordinated participation in net sales proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after limited partners holding Cash Preferred Units have received a return of their adjusted capital contributions plus a 10% cumulative return on their adjusted capital contributions, and limited partners holding Tax Preferred Units have received a return of their adjusted capital contributions plus a 15% cumulative return on their adjusted capital contributions; provided, however, that in no event shall the General Partners receive in the aggregate in excess of 15% of net sales proceeds and net financing proceeds remaining after payments to limited partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners did not receive any distributions of net cash from operations or net sales proceeds during the year ended December 31, 2009.

Management and Leasing Fees

We have entered into a property management, leasing, and asset management agreement with Wells Management, an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Partnership’s properties, owned directly or through the Joint Ventures, equal to the lesser of (a) fees that would be paid to a comparable outside firm, that is assessed periodically based on market studies, or (b) 4.5% of the gross revenues collected monthly; plus, a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month’s rent. In the case of commercial properties leased on a long-term net-lease basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, are included in equity in income of joint ventures in the accompanying statements of operations. Our share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures that are payable to Wells Management is $27,904, $26,829, and $49,669 for the years ended December 31, 2009, 2008, and 2007, respectively.

Administrative Reimbursements

Wells Capital, one of the our General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. We incurred administrative expenses of $98,145, $95,318, and $82,610 payable to Wells Capital and Wells Management for the years ended December 31, 2009, 2008, and 2007, respectively.

Real Estate Commissions

In connection with the sale of our properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (a) 50% of the commissions customarily charged by other brokers in arm’s-length transactions involving comparable properties in the same geographic area or (b) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after limited partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. No real estate commissions were paid to the General Partners or affiliates for the years ended December 31, 2009, 2008, or 2007.

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

Fees Paid to the Independent Registered Public Accountants

Frazier & Deeter, LLC serves as our independent registered public accountants and has provided audit services since September 22, 2006. All such fees are recognized in the period to which the services relate. A portion of such fees is allocated to the joint ventures in which the Partnership invests. The aggregate fees billed to the Partnership for professional accounting services by Frazier & Deeter, LLC, including the audit of the Partnership’s annual financial statements, for the fiscal years ended December 31, 2009 and 2008, are set forth in the table below.

	Frazier & Deeter, LLC
	2009	2008
Audit Fees	$32,321	$31,222
Audit-Related Fees	0	0
Tax Fees	0	0
Other Fees	0	0

Total	$32,321	$31,222

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

During the fiscal years ended December 31, 2009 and 2008, 100% of the services performed by Frazier & Deeter, LLC described above under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” and “Other Fees” were approved in advance by a member of the Financial Oversight Committee. In addition, fees were incurred for tax services performed by an accounting firm separate from the Partnership’s independent registered public accountants in each year presented.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)1.	The financial statements are contained on pages F-2 through F-45 of this Annual Report on Form 10-K, and the list of the financial statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

(b)	The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(c)	See (a) 1 above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XIII, L.P. (Registrant)

	By:	WELLS CAPITAL, INC.
(General Partner)

March 18, 2010	/S/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

March 18, 2010	/S/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

WELLS REAL ESTATE FUND XIII, L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Wells Real Estate Fund XIII, L.P.

We have audited the accompanying balance sheets of Wells Real Estate Fund XIII, L.P. (the “Partnership”) as of December 31, 2009 and 2008, and the related statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund XIII, L.P. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/    Frazier & Deeter, LLC

Atlanta, Georgia

March 18, 2010

WELLS REAL ESTATE FUND XIII, L.P.

BALANCE SHEETS

DECEMBER 31, 2009 AND 2008

ASSETS

	2009	2008
Investment in joint ventures	$12,062,058	$12,711,362
Cash and cash equivalents	1,519,750	530,337
Due from joint ventures	368,923	361,560
Other assets	0	200

Total assets	$13,950,731	$13,603,459

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Accounts payable and accrued expenses	$25,584	$35,484
Due to affiliates	10,875	8,340

Total liabilities	36,459	43,824

Commitment and contingencies

Partners’ capital:
Limited partners:
Cash Preferred – 3,215,584 units issued and outstanding	13,908,070	13,556,979
Tax Preferred – 556,464 units issued and outstanding	0	0
General partners	6,202	2,656

Total partners’ capital	13,914,272	13,559,635

Total liabilities and partners’ capital	$13,950,731	$13,603,459

See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2009, 2008, AND 2007

	2009	2008	2007
EQUITY IN INCOME OF JOINT VENTURES	$786,177	$573,477	$3,026,738

INTEREST AND OTHER INCOME	0	931	203,616

GENERAL AND ADMINISTRATIVE	159,254	181,724	163,822

NET INCOME	$626,923	$392,684	$3,066,532

NET INCOME ALLOCATED TO:
CASH PREFERRED LIMITED PARTNERS	$623,377	$390,028	$1,290,150

TAX PREFERRED LIMITED PARTNERS	$0	$0	$1,776,382

GENERAL PARTNERS	$3,546	$2,656	$0

NET INCOME PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CASH PREFERRED	$0.19	$0.12	$0.40

TAX PREFERRED	$0.00	$0.00	$3.17

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CASH PREFERRED	3,215,584	3,214,484	3,211,653

TAX PREFERRED	556,464	557,564	560,395

See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2009, 2008, AND 2007

	Limited Partners				General Partners	Total Partners’ Capital
	Cash Preferred		Tax Preferred
	Units	Amount	Units	Amount
BALANCE, December 31, 2006	3,220,631	$20,445,966	551,417	$0	$0	$20,445,966

Cash Preferred conversion elections	(9,247)	(58,701)	9,247	58,701	0	0
Net income	0	1,290,150	0	1,776,382	0	3,066,532
Distributions of operating cash flow ($0.48 per weighted-average Cash Preferred Unit)	0	(1,527,253)	0	0	0	(1,527,253)
Distributions of net sale proceeds ($2.05 and $3.27 per weighted-average Cash Preferred Unit and Tax Preferred Unit, respectively)	0	(6,574,917)	0	(1,835,083)	0	(8,410,000)

BALANCE, December 31, 2007	3,211,384	13,575,245	560,664	0	0	13,575,245

Cash Preferred conversion elections	4,200	0	(4,200)	0	0	0
Net income	0	390,028	0	0	2,656	392,684
Distributions of operating cash flow ($0.13 per weighted-average Cash Preferred Unit)	0	(408,294)	0	0	0	(408,294)

BALANCE, December 31, 2008	3,215,584	13,556,979	556,464	0	2,656	13,559,635

Net income	0	623,377	0	0	3,546	626,923
Distributions of operating cash flow ($0.08 per weighted-average Cash Preferred Unit)	0	(272,286)	0	0	0	(272,286)

BALANCE, December 31, 2009	3,215,584	$13,908,070	556,464	$0	$6,202	$13,914,272

See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2009, 2008, AND 2007

	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$626,923	$392,684	$3,066,532
Operating distributions received from joint ventures	1,428,118	1,380,682	1,740,232
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint ventures	(786,177)	(573,477)	(3,026,738)
Operating changes in assets and liabilities:
Decrease (increase) in other assets	200	(8)	0
Decrease in accounts payable and accrued expenses	(9,900)	(7,546)	(1,734)
Increase in due to affiliates	2,535	1,446	728

Net cash provided by operating activities	1,261,699	1,193,781	1,779,020

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in joint ventures	0	(63,293)	(32,128)
Net sale proceeds received from joint ventures	0	0	8,379,517

Net cash provided by (used in) investing activities	0	(63,293)	8,347,389

CASH FLOWS FROM FINANCING ACTIVITIES:
Net sale proceeds distributions paid to limited partners	0	0	(8,410,000)
Operating distributions paid to limited partners from accumulated operating income	0	(206,129)	(1,701,876)
Operating distributions paid to limited partners in excess of accumulated operating income	(272,286)	(492,348)	0

Net cash used in financing activities	(272,286)	(698,477)	(10,111,876)

NET INCREASE IN CASH AND CASH EQUIVALENTS	989,413	432,011	14,533

CASH AND CASH EQUIVALENTS, beginning of year	530,337	98,326	83,793

CASH AND CASH EQUIVALENTS, end of year	$1,519,750	$530,337	$98,326

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$0	$0	$290,183

See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008, AND 2007

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

Joint Venture	Joint Venture Partners	Properties
Wells Fund XIII-REIT Joint Venture Partnership (“Fund XIII-REIT Associates”)	•Wells Real Estate Fund XIII, L.P. •Piedmont Operating Partnership, LP	1. 8560 Upland Drive Two connected one-story office and assembly buildings located in Parker, Colorado 2. AIU – Chicago Building A four-story office building located in Hoffman Estates, Illinois

Joint Venture	Joint Venture Partners	Properties
Fund XIII and Fund XIV Associates (“Fund XIII-XIV Associates”)	•Wells Real Estate Fund XIII, L.P. •Wells Real Estate Fund XIV, L.P.

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

Evaluating the Recoverability of Real Estate Assets

The Partnership continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets owned through the Partnership’s investment in the Joint Ventures may not be recoverable. When indicators of potential impairment are present which suggest that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use, or the estimated fair value, less costs to sell, for assets held for sale do not exceed the respective asset carrying value, management adjusts the real estate assets to their respective estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognizes an impairment loss. Estimated fair values are determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value.

While various techniques and assumptions can be used to estimate fair value depending on the nature of the asset or liability, the accounting standard for fair value measurements and disclosures describes three levels of inputs that may be used to measure fair value. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which is typically based on an entity’s own assumptions, as there is little, if any, related market activity or information. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The accounting standard for fair value measurements and disclosures was applied to the Partnership’s outstanding nonfinancial assets and nonfinancial liabilities effective January 1, 2009.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Other Assets

As of December 31, 2008, other assets is comprised of interest income receivable. Interest receivable represents interest earned during the period presented, which will be received in the following month.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 requires that the FASB Accounting Standards Codification (the “Codification” or “ASC”) become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Once the Codification is in effect, all of its content will carry the same level of authority, effectively superseding SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 did not have a significant impact on the Partnership’s financial statements or disclosures.

In September 2006, FASB issued ASC Topic Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP. ASC 820 emphasizes that fair value is a market-based measurement, as opposed to an entity-specific measurement. In February 2008, the FASB delayed the effective date of ASC 820 for all nonrecurring nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. The Partnership adopted the guidelines under ASC 820 effective January 1, 2008, as it relates to financial instruments and effective January 1, 2009, as it relates to nonfinancial instruments. The adoption of ASC 820 for nonrecurring nonfinancial assets and liabilities did not have a material impact on the Partnership’s financial statements or disclosures.

In May 2009, the FASB issued ASC Topic Subsequent Events (“ASC 855”). ASC 855 provides guidance on management’s assessment of subsequent events. ASC 855 states that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date “through the date that the financial statements are issued or are available to be issued.” ASC 855 allows the assessment of subsequent events to occur through the date on which the financial statements are “available to be issued” or the date they are issued. Management must perform its assessment for both interim and annual financial reporting periods. ASC 855 was effective prospectively for interim and annual periods ending after June 15, 2009. The adoption of ASC 855 did not have a material impact on the Partnership’s financial statements or disclosures.

3.	INVESTMENT IN JOINT VENTURES

Due from Joint Ventures

As of December 31, 2009 and 2008, due from joint ventures represents the Partnership’s share of operating cash flow to be distributed for the fourth quarters of 2009 and 2008, respectively, from the Joint Ventures:

	2009	2008
Fund XIII-REIT Associates	$232,347	$210,392
Fund XIII-XIV Associates	136,576	151,168

	$368,923	$361,560

Summary of Investments

The Partnership’s investments and approximate ownership percentages in the Joint Ventures as of December 31, 2009 and 2008 are summarized below:

	2009		2008
	Amount	Percentage	Amount	Percentage
Fund XIII-REIT Associates	$8,023,199	28%	$8,446,265	28%
Fund XIII-XIV Associates	4,038,859	47%	4,265,097	47%

	$12,062,058		$12,711,362

Summary of Activity

Roll-forwards of the Partnership’s investment in the Joint Ventures for the years ended December 31, 2009 and 2008 are presented below:

	2009	2008
Investment in Joint Ventures, beginning of year	$12,711,362	$13,412,493
Equity in income of Joint Ventures	786,177	573,477
Contributions to Joint Ventures	0	63,293
Distributions from Joint Ventures	(1,435,481)	(1,337,901)

Investment in Joint Ventures, end of year	$12,062,058	$12,711,362

Summary of Financial Information

Condensed financial information for the Joint Ventures as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008, and 2007, is presented below:

	Total Assets December 31,		Total Liabilities December 31,		Total Equity December 31,
	2009	2008	2009	2008	2009	2008
Fund XIII-REIT Associates	$31,660,056	$33,211,988	$3,117,903	$3,164,797	$28,542,153	$30,047,191
Fund XIII-XIV Associates	8,913,406	9,538,584	374,592	521,467	8,538,814	9,017,117

	$40,573,462	$42,750,572	$3,492,495	$3,686,264	$37,080,967	$39,064,308

	Total Revenues			Income From Continuing Operations			Income (Loss) From Discontinued Operations			Net Income
	For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,
	2009	2008	2007	2009	2008	2007	2009	2008	2007	2009	2008	2007
Fund XIII-REIT Associates	$6,112,880	$6,067,027	$6,413,228	$1,810,897	$1,177,914	$1,263,626	$0	$0	$26,198	$1,810,897	$1,177,914	$1,289,824
Fund XIII -XIV Associates	1,586,115	1,589,375	1,469,932	585,906	513,254	392,247	0	(855)	5,240,244	585,906	512,399	5,632,491

	$7,698,995	$7,656,402	$7,883,160	$2,396,803	$1,691,168	$1,655,873	$0	$(855)	$5,266,442	$2,396,803	$1,690,313	$6,922,315

The Partnership allocates its share of net income, net loss, and gain on sale generated by the properties owned by the Joint Ventures to its Cash Preferred and Tax Preferred limited partners pursuant to the partnership agreement provisions outlined in Note 2. The components of income (loss) from discontinued operations recognized by the Joint Ventures are provided below:

	2009			2008			2007
	Operating Income	Gain on Sale	Total	Operating Loss	Gain on Sale	Total	Operating Income	Gain on Sale	Total
Fund XIII-REIT Associates	$0	$0	$0	$0	$0	$0	$26,198	$0	$26,198
Fund XIII-XIV Associates	0	0	0	(855)	0	(855)	136,198	5,104,046	5,240,244

	$0	$0	$0	$(855)	$0	$(855)	$162,396	$5,104,046	$5,266,442

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

The Partnership has entered into a property management, leasing, and asset management agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Partnership’s properties, owned through the Joint Ventures, equal to the lesser of (a) fees that would be paid to a comparable outside firm, which is assessed periodically based on market studies; or (b) 4.5% of the gross revenues collected monthly; plus, a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month’s rent. In the case of commercial properties leased on a long-term net-lease basis (10 or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, are included in equity in income of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures that are payable to Wells Management is $27,904, $26,829, and $49,669 for the years ended December 31, 2009, 2008, and 2007, respectively.

Administrative Reimbursements

Wells Capital, one of the Partnership’s General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses of $98,145, $95,318, and $82,610 payable to Wells Capital and Wells Management for the years ended December 31, 2009, 2008, and 2007, respectively, which are included in general and administrative expenses in the accompanying statements of operations. In addition, Wells Capital and Wells Management pay for certain operating expenses of the Partnership (“bill-backs”) directly and invoice the Partnership for the reimbursement thereof on a quarterly basis. As presented in the accompanying balance sheets, due to affiliates as of December 31, 2009 and 2008 represents administrative reimbursements and bill-backs due to Wells Management and/or Wells Capital.

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

A reconciliation of the Partnership’s financial statement net income to net income presented in accordance with the federal income tax basis of accounting is as follows for the years ended December 31, 2009, 2008, and 2007:

	2009	2008	2007
Financial statement net income	$626,923	$392,684	$3,066,532
Adjustments in net income resulting from:
Depreciation expense for financial reporting purposes less than amounts for income tax purposes	(72,062)	(77,569)	(83,770)
Amortization expense for financial reporting purposes greater than amounts for income tax purposes	240,292	425,423	649,679
Bad debt (recoveries) expense for financial reporting purposes in excess of amounts for income tax purposes	(21,878)	0	12,056
Rental income for financial reporting purposes less than (greater than) amounts for income tax purposes	72,809	64,698	2,780
Gains on sale of properties for financial reporting purposes in excess of amounts for income tax purposes	0	0	(370,145)
Other	(14,349)	15,345	(89,293)

Income tax basis net income	$831,735	$820,581	$3,187,839

A reconciliation of the partners’ capital balances, as presented in the accompanying financial statements, to partners’ capital balances, as presented in accordance with the federal income tax basis of accounting, is as follows for the years ended December 31, 2009, 2008, and 2007:

	2009	2008	2007
Financial statement partners’ capital	$13,914,272	$13,559,635	$13,575,245
Increase (decrease) in partners’ capital resulting from:
Accumulated depreciation expense for financial reporting purposes (less than) greater than amounts for income tax purposes	(119,005)	(46,943)	30,626
Accumulated amortization expense for financial reporting purposes greater than amounts for income tax purposes	4,302,615	4,062,323	3,636,900
Accumulated meals and entertainment	31	31	31
Accumulated bad debt (recoveries) expense, net for financial reporting purposes in excess of amounts for income tax purposes	(9,838)	12,040	12,040
Capitalization of syndication costs for income tax purposes, which are accounted for as cost of capital for financial reporting purposes	4,568,769	4,568,769	4,568,769
Accumulated rental income for income tax purposes greater than (less than) amounts for financial reporting purposes	30,305	(42,504)	(107,202)
Partnership distributions payable	0	0	290,183
Accumulated gains on sale of properties for financial reporting purposes in excess of amounts for income tax purposes	(610,353)	(610,353)	(610,353)
Other	(109,844)	(95,495)	(110,839)

Income tax basis partners’ capital	$21,966,952	$21,407,503	$21,285,400

7.	QUARTERLY RESULTS (UNAUDITED)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2009 and 2008:

	2009 Quarters Ended
	March 31	June 30	September 30	December 31
Equity in income of joint ventures	$182,212	$216,741	$163,241	$223,983
Interest and other income	$0	$0	$0	$0
Net income	$132,723	$182,434	$131,205	$180,561
Net income (loss) allocated to:
Cash Preferred Limited Partners	$132,757	$181,971	$129,893	$178,756
Tax Preferred Limited Partners	$0	$0	$0	$0
General Partners	$(34)	$463	$1,312	$1,805
Net income per weighted-average limited partner unit outstanding:
Cash Preferred(a)	$0.04	$0.06	$0.04	$0.06
Tax Preferred	$0.00	$0.00	$0.00	$0.00
Distribution of operating cash per weighted-average limited partner unit outstanding:
Cash Preferred	$0.04	$0.04	$0.00	$0.00
Tax Preferred	$0.00	$0.00	$0.00	$0.00
Distribution of net sale proceeds per weighted-average limited partner unit outstanding:
Cash Preferred	$0.00	$0.00	$0.00	$0.00
Tax Preferred	$0.00	$0.00	$0.00	$0.00

	2008 Quarters Ended
	March 31	June 30	September 30	December 31
Equity in income of joint ventures	$148,902	$89,637	$167,962	$166,976
Interest and other income	$70	$80	$82	$699
Net income	$83,370	$43,857	$129,743	$135,714
Net income (loss) allocated to:
Cash Preferred Limited Partners	$83,370	$43,857	$128,446	$134,355
Tax Preferred Limited Partners	$0	$0	$0	$0
General Partners	$0	$0	$1,297	$1,359
Net income (loss) per weighted-average limited partner unit outstanding:
Cash Preferred	$0.03	$0.01	$0.04	$0.04
Tax Preferred	$0.00	$0.00	$0.00	$0.00
Distribution of operating cash per weighted-average limited partner unit outstanding:
Cash Preferred(b)	$0.08	$0.04	$0.00	$0.00
Tax Preferred	$0.00	$0.00	$0.00	$0.00
Distribution of net sale proceeds per weighted-average limited partner unit outstanding:
Cash Preferred	$0.00	$0.00	$0.00	$0.00
Tax Preferred	$0.00	$0.00	$0.00	$0.00

(a)

The quarterly per-unit amounts have been calculated using actual income for the respective quarters. Conversely, the corresponding annual income per-unit amounts have been calculated assuming that income was earned ratably over the year. As a result, the sum of these quarterly per-unit amounts does not equal the respective annual per-unit amount presented in the accompanying financial statements.

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

8.	GENERAL AND ADMINISTRATIVE COSTS

General and administrative costs for the years ended December 31, 2009, 2008, and 2007 are composed of the following items:

	2009	2008	2007
Salary reimbursements	$98,145	$95,318	$82,610
Printing expenses	25,327	29,934	36,247
Independent accounting fees	16,438	22,793	27,467
Postage and delivery expenses	8,915	8,094	7,374
Legal fees	3,672	4,558	4,114
Taxes and licensing fees	2,900	15,267	1,274
Computer costs	1,707	1,187	1,037
Other professional fees	1,366	3,807	2,893
Registration and filing fees	784	766	806

Total general and administrative costs	$159,254	$181,724	$163,822

9.	COMMITMENTS AND CONTINGENCIES

Certain lease agreements include provisions that, at the option of the tenant, may obligate the Partnership to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. Through September 30, 2010, the majority tenant at the Siemens – Orlando Building, Siemens, has the right to request the reimbursement of a tenant allowance up to approximately $237,000, which will be required to be funded by Fund XIII-XIV Associates.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Wells Fund XIII-REIT Joint Venture Partnership:

We have audited the accompanying balance sheets of Wells Fund XIII-REIT Joint Venture Partnership (the “Joint Venture”) as of December 31, 2009 and 2008, and the related statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Fund XIII-REIT Joint Venture Partnership as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    Frazier & Deeter, LLC

Atlanta, Georgia

March 18, 2010

WELLS FUND XIII-REIT JOINT VENTURE PARTNERSHIP

BALANCE SHEETS

DECEMBER 31, 2009 AND 2008

ASSETS

	2009	2008
Real estate assets, at cost:
Land	$2,671,824	$2,671,824
Building and improvements, less accumulated depreciation of $6,354,067 and $5,513,493 at December 31, 2009 and 2008, respectively	24,924,991	25,765,565
Intangible lease assets, less accumulated amortization of $1,029,567 and $4,057,441 at December 31, 2009 and 2008, respectively	164,731	329,461

Total real estate assets	27,761,546	28,766,850

Cash and cash equivalents	3,088,817	3,186,337
Tenant receivables, net	459,466	562,692
Intangible lease origination costs, less accumulated amortization of $1,119,098 and $3,215,820 at December 31, 2009 and 2008, respectively	179,055	358,111
Deferred leasing costs, less accumulated amortization of $291,399 and $128,083 at December 31, 2009 and 2008, respectively	163,315	326,631
Other assets, net	7,857	11,367

Total assets	$31,660,056	$33,211,988

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Intangible lease liabilities, less accumulated amortization of $44,337 and $174,464 at December 31, 2009 and 2008, respectively	$7,093	$14,187
Accounts payable and accrued expenses	1,670,519	1,649,340
Due to affiliates	50,658	43,128
Deferred income	563,069	709,682
Partnership distributions payable	826,564	748,460

Total liabilities	3,117,903	3,164,797

Partners’ capital:
Wells Real Estate Fund XIII, L.P.	8,023,199	8,446,265
Piedmont Operating Partnership, LP	20,518,954	21,600,926

Total partners’ capital	28,542,153	30,047,191

Total liabilities and partners’ capital	$31,660,056	$33,211,988

See accompanying notes.

WELLS FUND XIII-REIT JOINT VENTURE PARTNERSHIP

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2009, 2008, and 2007

	2009	2008	2007
REVENUES:
Rental income	$3,727,981	$3,720,192	$3,988,548
Reimbursement income	2,384,899	2,321,976	2,336,099
Interest and other income	0	24,859	88,581

Total revenues	6,112,880	6,067,027	6,413,228

EXPENSES:
Property operating costs	2,569,682	2,650,248	2,439,893
Management and leasing fees:
Related-party	273,684	289,812	261,809
Other	0	0	33,750
Depreciation	840,574	840,574	840,574
Amortization	507,102	946,454	1,454,011
General and administrative	110,941	162,025	119,565

Total expenses	4,301,983	4,889,113	5,149,602

NET INCOME FROM CONTINUING OPERATIONS	1,810,897	1,177,914	1,263,626

INCOME FROM DISCONTINUED OPERATIONS	0	0	26,198

NET INCOME	$1,810,897	$1,177,914	$1,289,824

See accompanying notes.

WELLS FUND XIII-REIT JOINT VENTURE PARTNERSHIP

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2009, 2008, and 2007

	Wells Real Estate Fund XIII, L.P.	Piedmont Operating Partnership, LP	Total Partners’ Capital
Balance, December 31, 2006	$9,617,225	$24,595,599	$34,212,824

Net income	362,570	927,254	1,289,824
Partnership distributions	(1,003,605)	(2,566,671)	(3,570,276)

Balance, December 31, 2007	8,976,190	22,956,182	31,932,372

Net income	331,112	846,802	1,177,914
Partnership distributions	(861,037)	(2,202,058)	(3,063,095)

Balance, December 31, 2008	8,446,265	21,600,926	30,047,191

Net income	509,043	1,301,854	1,810,897
Partnership distributions	(932,109)	(2,383,826)	(3,315,935)

Balance, December 31, 2009	$8,023,199	$20,518,954	$28,542,153

See accompanying notes.

WELLS FUND XIII-REIT JOINT VENTURE PARTNERSHIP

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2009, 2008, and 2007

	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,810,897	$1,177,914	$1,289,824
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	840,574	840,574	840,574
Amortization	500,008	947,960	1,439,495
Decrease in tenant receivables, net	103,226	115,178	15,738
Decrease in other assets, net	3,510	8,051	1,030
Increase in accounts payable and accrued expenses	21,179	206,556	104,268
Increase in due to affiliates	7,530	15,727	26,772
(Decrease) increase in deferred income	(146,613)	300,884	242,542

Net cash provided by operating activities	3,140,311	3,612,844	3,960,243

CASH FLOWS FROM FINANCING ACTIVITIES:
Operating distributions paid to joint venture partners in excess of accumulated earnings	(3,237,831)	(3,192,296)	(3,618,299)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(97,520)	420,548	341,944

CASH AND CASH EQUIVALENTS, beginning of year	3,186,337	2,765,789	2,423,845

CASH AND CASH EQUIVALENTS, end of year	$3,088,817	$3,186,337	$2,765,789

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$826,564	$748,460	$877,661

See accompanying notes.

WELLS FUND XIII-REIT JOINT VENTURE PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008, AND 2007

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

Evaluating the Recoverability of Real Estate Assets

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets and related intangible assets owned by the Joint Venture may not be recoverable. When indicators of potential impairment are present, which suggest that the carrying amounts of the real estate assets and related intangible assets may not be recoverable, management assesses the recoverability of the real estate assets and related intangible assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use, or the estimated fair value, less costs to sell, for assets held for sale, do not exceed the respective assets’ carrying values, management adjusts the real estate assets and related intangible assets to the respective estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognizes an impairment loss. Estimated fair values are determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value. The Joint Venture has determined that there has been no impairment in the carrying value of any of the real estate assets held as of December 31, 2009.

While various techniques and assumptions can be used to estimate fair value depending on the nature of the asset or liability, the accounting standard for fair value measurements and disclosures describes three levels of inputs that may be used to measure fair value. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Joint Venture has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which is typically based on an entity’s own assumptions, as there is little, if any, related market activity or information. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Joint Venture’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The accounting standard for fair value measurements and disclosures was applied to the Joint Venture’s outstanding nonfinancial assets and nonfinancial liabilities effective January 1, 2009.

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

During the years ended December 31, 2009, 2008, and 2007, the Joint Venture recognized the following amortization of intangible lease assets and liabilities:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
For the year ending December 31:	Above-Market In-Place Lease Assets	Absorption Period Costs
2009	$0	$164,730	$179,056	$7,094

2008	$13,732	$473,508	$382,764	$12,226

2007	$16,479	$800,081	$636,882	$30,995

As of December 31, 2009 and 2008, the Joint Venture had the following gross intangible in-place lease assets and liabilities:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
2009	$0	$1,194,298	$1,298,153	$51,430

2008	$0	$4,386,902	$3,573,931	$188,651

The remaining intangible assets and liabilities will be amortized as follows:

For the year ending December 31:	Intangible Lease Assets	Intangible Lease Origination Costs	Intangible Below-Market Lease Liability
	Absorption Period Costs
2010	$164,731	$179,055	$7,093
Thereafter	0	0	0

	$164,731	$179,055	$7,093

Average Amortization Period	1 year	1 year	1 year

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

Tenant Receivables, net

Tenant receivables are comprised of rental and reimbursement billings due from tenants and the cumulative amount of future adjustments necessary to present rental income using the straight-line method. Upon receiving notification of a tenant’s intention to terminate a lease, unamortized straight-line rent receivables are written off to lease termination expense. Tenant receivables are recorded at the original amount earned, less an allowance for any doubtful accounts, which approximates fair value. Management assesses the collectibility of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. Allowances of $0 and $19,466 are included in tenant receivables as of December 31, 2009 and 2008, respectively.

Deferred Leasing Costs, net

Deferred lease costs may include (i) costs incurred to procure leases, which are capitalized and recognized as amortization expense on a straight-line basis over the terms of the lease, and (ii) common area maintenance costs that are recoverable from tenants under the terms of the existing leases; such costs are capitalized and recognized as operating expenses over the shorter of the lease term or the recovery period provided for in the lease. The remaining unamortized balance of deferred leasing costs will be amortized over a weighted-average period of approximately one year. Upon receiving notification of a tenant’s intention to terminate a lease, unamortized deferred leasing costs are written-off to lease termination expense.

Other Assets, net

Other assets as of December 31, 2009 and 2008 is comprised of the following items:

	2009	2008
Prepaid expenses	$7,857	$10,564
Interest receivable	0	803

Total	$7,857	$11,367

Management assesses the collectibility of other assets on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. Allowances of $0 and $77,831 are included in other assets as of December 31, 2009 and 2008. Prepaid expenses are recognized as the related services are provided. Interest receivable represents interest earned during the period presented, which will be received in the following month. Balances without a future economic benefit are written-off as they are identified.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are primarily comprised of accrued real estate taxes and property operating costs. Accrued real estate taxes of approximately $1,576,000 and $1,485,000 is included in accounts payable and accrued expenses as of December 31, 2009 and 2008, respectively.

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, income and distributions are allocated to the joint venture partners based their respective ownership interests as determined by relative cumulative capital contributions, as defined. Fund XIII and Piedmont OP held ownership interests in the Joint Venture of approximately 28% and 72%, respectively, for the years ended December 31, 2009 and 2008. Net cash from operations is generally distributed to the joint venture partners on a quarterly basis.

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

The Joint Venture records the sale of real estate assets pursuant to the provisions of the property, plant, and equipment accounting standard for real estate sales. Accordingly, gains are recognized upon completing the sale and, among other things, determining the sale price and transferring all of the risks and rewards of ownership without significant continuing involvement with the seller. Recognition of all or a portion of the gain would be deferred until both of these conditions are met. Losses are recognized in full as of the sale date.

Income Taxes

The Joint Venture is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners of Fund XIII and Piedmont OP are required to include their respective share of profits and losses from the Joint Venture in their individual income tax returns.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 requires that the FASB Accounting Standards Codification (the “Codification” or “ASC”) become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Once the Codification is in effect, all of its content will carry the same level of authority, effectively superseding SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 did not have a significant impact on the Joint Venture’s financial statements or disclosures.

In September 2006, FASB issued ASC Topic Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP. ASC 820 emphasizes that fair value is a market-based measurement, as opposed to an entity-specific measurement. In February 2008, the FASB delayed the effective date of ASC 820 for all nonrecurring non-financial assets and liabilities until fiscal years beginning after November 15, 2008. The Joint Venture adopted the guidelines under ASC 820 effective January 1, 2008, as it relates to financial instruments and effective January 1, 2009, as it relates to non-financial instruments. The adoption of ASC 820 for nonrecurring non-financial assets and liabilities did not have a material impact on the Joint Venture’s financial statements or disclosures.

In May 2009, the FASB issued ASC Topic Subsequent Events (“ASC 855”). ASC 855 provides guidance on management’s assessment of subsequent events. ASC 855 states that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date “through the date that the financial statements are issued or are available to be issued.” ASC 855 allows the assessment of subsequent events to occur through the date on which the financial statements are “available to be issued” or the date they are issued. Management must perform its assessment for both interim and annual financial reporting periods. ASC 855 was effective prospectively for interim and annual periods ending after June 15, 2009. The adoption of ASC 855 did not have a material impact on the Joint Venture’s financial statements or disclosures.

3.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

Fund XIII is a party to individual property management and leasing agreements with Wells Management Company, Inc. (“Wells Management”), an affiliate of each of its general partners.

The various fees payable under each of the respective agreements are summarized as follows:

	Management and Leasing Services	Management and Leasing Services–Industrial and Commercial properties leased on a net basis for ten years or more
Fund XIII	Lesser of market rate charged for similar services for similar properties in the same geographic area, or 4.5% of gross revenues generally paid over the life of the lease, plus an additional initial lease up fee for newly constructed properties based on market rate charged for similar services for similar properties in the same geographic area.	Initial lease up fee based on 3% of the gross revenues over the first five years of the lease term. Recurring fee based on 1% of gross revenues collected monthly.

Management and leasing fees are recognized in accordance with the terms of the aforementioned agreements, weighted based on joint venture partners respective ownership interests in the Joint Venture. During the years ended December 31, 2009, 2008, and 2007, the Joint Venture incurred management and leasing fees that are payable to Wells Management of $38,984, $43,518, and $98,209, respectively.

In addition, the Joint Venture incurs fees payable to Piedmont Office Management, LLC (“Piedmont Management”), or its affiliates, for the management and leasing of the Joint Venture’s properties equal to (a) the lesser of 4.5% of the gross revenues generally paid over the life of the lease or 0.6% of net asset value calculated on an annual basis, (b) prorated by Piedmont OP’s ownership interest in the Joint Venture. During the years ended December 31, 2009, 2008, and 2007, the Joint Venture incurred management and leasing fee expenses payable to Piedmont Management, or its affiliates, of $234,700, $246,294, and $163,600, respectively.

Administrative Reimbursements

Wells Management performs certain administrative services for the Joint Venture’s properties, relating to accounting, property management, and other partnership administration, and incurs the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. In the opinion of management, this is a reasonable estimation of such expenses. During the years ended December 31, 2009, 2008, and 2007, the Joint Venture incurred administrative expenses of $0, $0, and $14,257, respectively, payable to Wells Management for these services.

In addition, Piedmont Management also performs certain administrative services for the Joint Venture and incurs the related expense. During the years ended December 31, 2009, 2008, and 2007, the Joint Venture incurred administrative expenses of $82,519, $85,734, and $56,017, respectively, payable to Piedmont Management, or its affiliates, for these services.

Due to Affiliates

As presented in the accompanying balance sheets, due to affiliates as of December 31, 2009 and December 31, 2008 represents amounts due to Piedmont Management and/or Wells Management for the following items:

	2009	2008
Property management fees	$42,482	$24,492
Administrative reimbursements	8,176	18,636

	$50,658	$43,128

4.	DISCONTINUED OPERATIONS

In accordance with the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, the Joint Venture has classified the results of operations related to the office components of the AmeriCredit Building and the John Wiley Building, which were sold on April 13, 2005, as discontinued operations in the accompanying statements of operations. The details comprising income from discontinued operations are presented below:

	2009	2008	2007
Interest and other income	$0	$0	$26,198

Total revenues	0	0	26,198

Operating income	0	0	26,198

Income from discontinued operations	$0	$0	$26,198

5.	RENTAL INCOME

The future contractual rental income due to the Joint Venture under non-cancelable operating leases as of December 31, 2009 follows:

Year ended December 31:
2010	$3,973,700
2011	1,461,219
Thereafter	0

$5,434,919

Two tenants generated approximately 64% and 36% of contractual rental income for the year ended December 31, 2009, and two tenants will generate approximately 53% and 47% of future contractual rental income.

WELLS FUND XIII – REIT JOINT VENTURE PARTNERSHIP

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

DECEMBER 31, 2009

Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent To Acquisition(c)	Gross Carrying Amount as of December 31, 2009					Accumulated Depreciation & Amortization(d)	Date of Construction	Date Acquired
		Land	Buildings and Improvements		Land	Buildings and Improvements	Intangible Lease Asset	Construction in Progress	Total
8560 UPLAND DRIVE(a)	None	$1,954,213	$11,215,621	$542,281	$2,047,735	$11,664,380	$0	$0	$13,712,115	$2,742,262	2001	12/21/01

AIU – CHICAGO BUILDING(b)	None	600,000	22,681,602	(1,848,537)	624,089	19,614,678	1,194,298	0	21,433,065	4,641,372	1999	9/19/03

Total		$2,554,213	$33,897,223	$(1,306,256)	$2,671,824	$31,279,058	$1,194,298	$0	$35,145,180	$7,383,634

(a)	8560 Upland Drive is comprised of two connected one-story office and assembly buildings located in Parker, Colorado.

(b)	The AIU – Chicago Building is a four-story office building located in Hoffman Estates, Illinois.

(c)	Includes acquisition and advisory fees and acquisition expense reimbursements applied at acquisition as well as write-offs of fully depreciated/amortized capitalized costs.

(d)

Buildings, land improvements, building improvements, and tenant improvements are depreciated using the straight-line method over 40 years, 20 years, 5 to 25 years, and the shorter of the economic life or corresponding lease terms, respectively.

WELLS FUND XIII – REIT JOINT VENTURE PARTNERSHIP

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

AND AMORTIZATION

DECEMBER 31, 2009

	Cost	Accumulated Depreciation & Amortization
BALANCE AT DECEMBER 31, 2006	$38,421,549	$6,669,751

Additions	0	1,657,134

BALANCE AT DECEMBER 31, 2007	38,421,549	8,326,885

Additions	0	1,327,814
Dispositions	(83,765)	(83,765)

BALANCE AT DECEMBER 31, 2008	38,337,784	9,570,934

Additions	0	1,005,304
Dispositions	(3,192,604)	(3,192,604)

BALANCE AT DECEMBER 31, 2009	$35,145,180	$7,383,634

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Fund XIII and Fund XIV Associates:

We have audited the accompanying balance sheets of Fund XIII and Fund XIV Associates (the “Joint Venture”) as of December 31, 2009 and 2008, and the related statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fund XIII and Fund XIV Associates as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    Frazier & Deeter, LLC

Atlanta, Georgia

March 18, 2010

FUND XIII AND FUND XIV ASSOCIATES

BALANCE SHEETS

DECEMBER 31, 2009 and 2008

ASSETS

	2009	2008
Real estate assets, at cost:
Land	$2,031,250	$2,031,250
Building and improvements, less accumulated depreciation of $1,197,784 and $1,004,591 at December 31, 2009 and 2008, respectively	6,132,378	6,298,989
Intangible lease assets, less accumulated amortization of $249,347 and $1,298,341 at December 31, 2009 and 2008, respectively	134,781	333,359
Construction in progress	0	29,902

Total real estate assets	8,298,409	8,693,500

Cash and cash equivalents	362,687	497,355
Tenant receivables	77,331	123,572
Intangible lease origination costs, less accumulated amortization of $137,604 and $714,814 at December 31, 2009 and 2008, respectively	74,381	183,723
Deferred leasing costs, less accumulated amortization of $32,804 and $13,222 at December 31, 2009 and 2008, respectively	88,693	30,018
Other assets	11,905	10,416

Total assets	$8,913,406	$9,538,584

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Accounts payable, accrued expenses and accrued capital expenditures	$20,744	$72,034
Due to affiliate	5,113	2,546
Deferred income	59,991	127,293
Partnership distributions payable	288,744	319,594

Total liabilities	374,592	521,467

Partners’ capital:
Wells Real Estate Fund XIII, L.P.	4,038,859	4,265,097
Wells Real Estate Fund XIV, L.P.	4,499,955	4,752,020

Total partners’ capital	8,538,814	9,017,117

Total liabilities and partners’ capital	$8,913,406	$9,538,584

See accompanying notes.

FUND XIII AND FUND XIV ASSOCIATES

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2009, 2008, AND 2007

	2009	2008	2007
REVENUES:
Rental income	$1,213,635	$1,189,347	$1,118,033
Tenant reimbursements	371,805	392,007	330,892
Interest and other income	675	8,021	21,007

Total revenues	1,586,115	1,589,375	1,469,932

EXPENSES:
Property operating costs	343,816	389,435	308,521
Management and leasing fees:
Related-party	35,827	30,859	31,868
Other	44,783	38,569	41,105
Depreciation	193,193	177,958	175,360
Amortization	317,840	388,797	445,665
General and administrative	64,750	50,503	75,166

Total expenses	1,000,209	1,076,121	1,077,685

NET INCOME FROM CONTINUING OPERATIONS	585,906	513,254	392,247

DISCONTINUED OPERATIONS:
Operating income (loss)	0	(855)	136,198
Gain on disposition	0	0	5,104,046

Income (loss) from discontinued operations	0	(855)	5,240,244

NET INCOME	$585,906	$512,399	$5,632,491

See accompanying notes.

FUND XIII AND FUND XIV ASSOCIATES

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2009, 2008, AND 2007

	Wells Real Estate Fund XIII, L.P	Wells Real Estate Fund XIV, L.P.	Total Partners’ Capital
Balance, December 31, 2006	$10,738,108	$11,964,022	$22,702,130

Net income	2,664,168	2,968,323	5,632,491
Partnership contributions	32,127	35,795	67,922
Partnership distributions	(8,998,099)	(10,025,366)	(19,023,465)

Balance, December 31, 2007	4,436,304	4,942,774	9,379,078

Net income	242,365	270,034	512,399
Partnership contributions	63,293	70,519	133,812
Partnership distributions	(476,865)	(531,307)	(1,008,172)

Balance, December 31, 2008	4,265,097	4,752,020	9,017,117

Net income	277,133	308,773	585,906
Partnership distributions	(503,371)	(560,838)	(1,064,209)

Balance, December 31, 2009	$4,038,859	$4,499,955	$8,538,814

See accompanying notes.

FUND XIII AND FUND XIV ASSOCIATES

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2009, 2008, AND 2007

	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$585,906	$512,399	$5,632,491
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition	0	0	(5,104,046)
Depreciation	193,193	177,958	218,550
Amortization	327,502	400,596	530,449
Changes in assets and liabilities:
Decrease in tenant receivables	46,241	45,800	47,513
Decrease (increase) in due from affiliate	0	2,911	(2,911)
(Increase) decrease in other assets	(1,489)	2,645	876
(Decrease) increase in accounts payable and accrued expenses	(47,152)	10,043	(13,727)
Increase (decrease) in due to affiliate	2,567	2,546	(4,094)
(Decrease) increase in deferred income	(67,302)	(67,200)	47,435

Net cash provided by operating activities	1,039,466	1,087,698	1,352,536

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of real estate	0	0	17,715,680
Investment in real estate assets	(818)	(230,764)	(24,703)
Payment of deferred leasing costs	(78,257)	0	(43,240)

Net cash (used in) provided by investing activities	(79,075)	(230,764)	17,647,737

CASH FLOWS FROM FINANCING ACTIVITIES:
Net sale proceeds distributions to joint venture partners	0	0	(17,715,680)
Distributions to joint venture partners in excess of accumulated earnings	(1,095,059)	(1,021,834)	(1,528,812)
Contributions from joint venture partners	0	130,991	67,380

Net cash used in financing activities	(1,095,059)	(890,843)	(19,177,112)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(134,668)	(33,909)	(176,839)

CASH AND CASH EQUIVALENTS, beginning of period	497,355	531,264	708,103

CASH AND CASH EQUIVALENTS, end of period	$362,687	$497,355	$531,264

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Deferred project costs applied to the joint venture	$0	$2,821	$542

Partnership distributions payable	$288,744	$319,594	$333,256

Accrued capital expenditures	$0	$4,138	$0

See accompanying notes.

FUND XIII AND FUND XIV ASSOCIATES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008, and 2007

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

Evaluating the Recoverability of Real Estate Assets

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets and related intangible assets owned by the Joint Venture may not be recoverable. When indicators of potential impairment are present, which suggest that the carrying amounts of the real estate assets and related intangible assets may not be recoverable, management assesses the recoverability of the real estate assets and related intangible assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use, or the estimated fair value, less costs to sell, for assets held for sale, do not exceed the respective assets’ carrying values, management adjusts the real estate assets and related intangible assets to the respective estimated fair values, pursuant of the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognizes an impairment loss. Estimated fair values are determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value. The Joint Venture has determined that there has been no impairment in the carrying value of any of the real estate assets held as of December 31, 2009.

While various techniques and assumptions can be used to estimate fair value depending on the nature of the asset or liability, the accounting standard for fair value measurements and disclosures describes three levels of inputs that may be used to measure fair value. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Joint Venture has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which is typically based on an entity’s own assumptions, as there is little, if any, related market activity or information. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Joint Venture’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The accounting standard for fair value measurements and disclosures was applied to the Joint Venture’s outstanding nonfinancial assets and nonfinancial liabilities effective January 1, 2009.

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

During the years ended December 31, 2009, 2008, and 2007, the Joint Venture recognized the following amortization of intangible lease assets and liabilities:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liability
For the year ending December 31:	Above-Market In-Place Lease Assets	Absorption Period Costs
2009	$9,662	$188,916	$109,342	$0

2008	$11,799	$239,493	$138,351	$0

2007	$22,289	$332,551	$194,900	$21,560

As of December 31, 2009 and 2008, the Joint Venture had the following gross intangible in-place lease assets and liabilities:

	Intangible Lease Assets		Intangible Lease Origination Costs
	Above-Market In-Place Lease Assets	Absorption Period Costs
2009	$30,864	$353,264	$211,986

2008	$81,452	$1,550,248	$898,538

The remaining net unamortized balance for intangible assets and liability will be amortized as follows:

	Intangible Lease Assets		Intangible Lease Origination Costs
For the year ending December 31:	Absorption Period Costs	Above-Market In-Place Lease Assets
2010	$37,186	$3,249	$22,314
2011	37,186	3,249	22,314
2012	37,186	3,249	22,314
2013	12,394	1,082	7,439
Thereafter	0	0	0

	$123,952	$10,829	$74,381

Average Amortization Period	3 years	3 years	3 years

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

Tenant Receivables

Tenant receivables are comprised of rental and reimbursement billings due from tenants and the cumulative amount of future adjustments necessary to present rental income using the straight-line method. Upon receiving notification of a tenant’s intention to terminate a lease, unamortized straight-line rent receivables are written off to lease termination expense. Tenant receivables are recorded at the original amount earned, less an allowance for any doubtful accounts, which approximates fair value. Management assesses the collectibility of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. No such allowances have been recorded as of December 31, 2009 or 2008.

Deferred Leasing Costs, net

Deferred lease costs may include (i) costs incurred to procure leases, which are capitalized and recognized as amortization expense on a straight-line basis over the terms of the lease, and (ii) common area maintenance costs that are recoverable from tenants under the terms of the existing leases; such costs are capitalized and recognized as operating expenses over the shorter of the lease term or the recovery period provided for in the lease. The remaining unamortized balance of deferred leasing costs will be amortized over a weighted-average period of approximately two years. Upon receiving notification of a tenant’s intention to terminate a lease, unamortized deferred leasing costs are written-off to lease termination expense.

Other Assets

Other assets as of December 31, 2009 and 2008 are comprised of the following items:

	2009	2008
Prepaid expenses	$5,341	$3,780
Utility deposits	6,564	6,564
Interest receivable	0	72

Total	$11,905	$10,416

Prepaid expenses are recognized as the related services are provided. Utility deposits represent cash deposits paid to utility companies. Interest receivable represents interest earned during the period presented, which will be received in the following month. Balances without a future economic benefit are written off as they are identified.

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, income and distributions are allocated to the joint venture partners based upon their respective ownership interests as determined by relative cumulative capital contributions, as defined. Fund XIII and Fund XIV held ownership interests in the Joint Venture of approximately 47% and 53%, respectively, for the years ended December 31, 2009 and 2008. Net cash from operations is generally distributed to the joint venture partners on a quarterly basis.

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

The Joint Venture records the sale of real estate assets pursuant to the provisions of the property, plant, and equipment accounting standard for real estate sales. Accordingly, gains are recognized upon completing the sale and, among other things, determining the sale price and transferring all of the risks and rewards of ownership without significant continuing involvement with the seller. Recognition of all or a portion of the gain would be deferred until both of these conditions are met. Losses are recognized in full as of the sale date.

Income Taxes

The Joint Venture is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners of Fund XIII and Fund XIV are required to include their respective share of profits and losses from the Joint Venture in their individual income tax returns.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 requires that the FASB Accounting Standards Codification (the “Codification” or “ASC”) become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Once the Codification is in effect, all of its content will carry the same level of authority, effectively superseding SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 did not have a significant impact on the Joint Venture’s financial statements or disclosures.

In September 2006, FASB issued ASC Topic Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP. ASC 820 emphasizes that fair value is a market-based measurement, as opposed to an entity-specific measurement. In February 2008, the FASB delayed the effective date of ASC 820 for all nonrecurring non-financial assets and liabilities until fiscal years beginning after November 15, 2008. The Joint Venture adopted the guidelines under ASC 820 effective January 1, 2008, as it relates to financial instruments and effective January 1, 2009, as it relates to non-financial instruments. The adoption of ASC 820 for nonrecurring non-financial assets and liabilities did not have a material impact on the Joint Venture’s financial statements or disclosures.

In May 2009, the FASB issued ASC Topic Subsequent Events (“ASC 855”). ASC 855 provides guidance on management’s assessment of subsequent events. ASC 855 states that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date “through the date that the financial statements are issued or are available to be issued.” ASC 855 allows the assessment of subsequent events to occur through the date on which the financial statements are “available to be issued” or the date they are issued. Management must perform its assessment for both interim and annual financial reporting periods. ASC 855 was effective prospectively for interim and annual periods ending after June 15, 2009. The adoption of ASC 855 did not have a material impact on the Joint Venture’s financial statements or disclosures.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year’s financial statement presentation.

3.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

Fund XIII and Fund XIV entered into property management and leasing agreements with Wells Management Company, Inc. (“Wells Management”), an affiliate of their general partners. In accordance with the property management and leasing agreements, Wells Management receives compensation for the management and leasing of the Joint Venture’s properties, the Joint Venture will pay Wells Management management and leasing fees equal to the lesser of (a) fees that would be paid to a comparable outside firm, which is assessed periodically based on market studies; or (b) 4.5% of the gross revenues generally paid over the life of the lease, plus a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month’s rent. In the case of commercial properties which are leased on a long-term net basis (10 or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. The Joint Venture incurred management and leasing fees that are payable to Wells Management of $35,827, $30,859, and $46,644 for the years ended December 31, 2009, 2008, and 2007, respectively, portions of which are included in income (loss) from discontinued operations in the accompanying statements of operations.

Administrative Reimbursements

Wells Management performs certain administrative services for the Joint Venture, relating to accounting, property management, and other joint venture administration, and incurs the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. In the opinion of management, this is a reasonable estimation of such expense. During the years ended December 31, 2009, 2008, and 2007, the Joint Venture incurred administration expenses of $0, $0, and $14,814, respectively, payable to Wells Management for these services, portions of which are included in income (loss) from discontinued operations in the accompanying statements of operations.

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

Due to Affiliate

As presented in the accompanying balance sheets, due to affiliate as of December 31, 2009 and 2008 represents property management fees due to Wells Management.

4.	DISCONTINUED OPERATIONS

In accordance with the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, the Joint Venture has classified the results of operations related 7500 Setzler Parkway, which was sold on January 31, 2007, and the Randstad – Atlanta Building, which was sold on April 24, 2007, as discontinued operations in the accompanying statements of operations. The details comprising income (loss) from discontinued operations are presented below:

	2009	2008	2007
Rental income	$0	$0	$282,879
Reimbursement income	0	496	77,624

Total revenues	0	496	360,503

Property operating costs	0	1,059	68,722
Management and leasing fees	0	0	14,775
Depreciation	0	0	43,190
Amortization	0	0	84,055
General and administrative	0	292	13,563

Total expenses	0	1,351	224,305

Operating income (loss)	0	(855)	136,198
Gain on disposition	0	0	5,104,046

Income (loss) from discontinued operations	$0	$(855)	$5,240,244

5.	RENTAL INCOME

The future contractual rental income due to the Joint Venture under noncancelable operating leases as of December 31, 2009 is as follows:

Year ended December 31:
2010	$1,293,530
2011	1,088,576
2012	375,003
2013	70,289
Thereafter	0

$2,827,398

Three tenants generated approximately 72%, 16%, and 12% of contractual rental income for the year ended December 31, 2009, and three tenants will generate approximately 58%, 25%, and 17% of future contractual rental income.

FUND XIII AND FUND XIV ASSOCIATES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

DECEMBER 31, 2009

Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent To Acquisition(b)	Gross Carrying Amounts of December 31, 2009					Accumulated Depreciation & Amortization(c)	Date of Construction	Date Acquired
		Land	Buildings and Improvements		Land	Buildings and Improvements	Intangible Lease Asset	Construction in Progress	Total
SIEMENS – ORLANDO BUILDING(a)	None	$1,950,000	$8,734,436	$(938,896)	$2,031,250	$7,330,162	$384,128	$0	$9,745,540	$1,447,131	2001	10/30/2003

(a)	The Siemens – Orlando Building consists of two single-story office buildings located in Orlando, Florida.

(b)	Includes acquisition and advisory fees and acquisition expense reimbursements applied at acquisition as well as write-offs of fully depreciated/amortized capitalized costs.

(c)

Buildings, land improvements, building improvements, and tenant improvements are depreciated using the straight-line method over 40 years, 20 years, 5 to 25 years, and the shorter of the economic life or corresponding lease terms, respectively.

FUND XIII AND FUND XIV ASSOCIATES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

AND AMORTIZATION

DECEMBER 31, 2009

	Cost	Accumulated Depreciation & Amortization
BALANCE AT DECEMBER 31, 2006	$24,616,285	$3,079,119

Additions	25,245	573,390
Dispositions	(13,882,821)	(1,778,827)

BALANCE AT DECEMBER 31, 2007	10,758,709	1,873,682

Additions	237,723	429,250

BALANCE AT DECEMBER 31, 2008	10,996,432	2,302,932

Additions	0	391,771
Dispositions	(1,250,892)	(1,247,572)

BALANCE AT DECEMBER 31, 2009	$9,745,540	$1,447,131

EXHIBIT INDEX

TO

2009 FORM 10-K

OF

WELLS REAL ESTATE FUND XIII, L.P.

The following documents are filed as exhibits to this report. Those exhibits previously filed and incorporated herein by reference are identified below by an asterisk. For each such asterisked exhibit, there is shown below the description of the previous filing. Exhibits which are not required for this report are omitted.

Exhibit Number	Description of Document

*3.1	Agreement of Limited Partnership of Wells Real Estate Fund XIII, L.P. (Exhibit 3.1 to Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., Commission File No. 333-48984)

*3.2	Certificate of Limited Partnership of Wells Real Estate Fund XIII, L.P. dated September 15, 1998 (Exhibit 3.2 to Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., Commission File No. 333-48984)

*3.3	Certificate of Amendment to the Certificate of Limited Partnership of Wells Real Estate Fund XIII, L.P. dated October 20, 2000 (Exhibit 3.2(a) to Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., Commission File No. 333-48984)

*10.1	Management and Leasing Agreement with Wells Management Company, Inc. (Exhibit 10.2 to Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., Commission File No. 333-48984)

*10.2	Joint Venture Partnership Agreement of Wells Fund XIII-REIT Joint Venture Partnership (Exhibit 10.85 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-44900)

*10.3	Agreement for the Purchase and Sale of Property for the AmeriCredit Building (Exhibit 10.86 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-44900)

*10.4	Lease Agreement for the AmeriCredit Building (Exhibit 10.87 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-44900)

*10.5	Purchase Agreement for the ADIC Buildings (Exhibit 10.6 to Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., Commission File No. 333-48984)

*10.6	Purchase Agreement for land adjacent to the ADIC Buildings (Exhibit 10.7 to Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., Commission File No. 333-48984)

*10.7	Lease Agreement for the ADIC Buildings (Exhibit 10.8 to Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., Commission File No. 333-48984)

*10.8	Purchase Agreement for the John Wiley Indianapolis Building (Exhibit 10.9 to Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., Commission File No. 333-48984)

*10.9	Lease Agreement with John Wiley & Sons, Inc. (Exhibit 10.10 to Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., Commission File No. 333-48984)

*10.10	Amendment #2 to Lease Agreement with John Wiley & Sons, Inc. (Exhibit 10.11 to Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., Commission File No. 333-48984)

*10.11	Amendment #3 to Lease Agreement with John Wiley & Sons, Inc. (Exhibit 10.12 to Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., Commission File No. 333-48984)

Exhibit Number	Description of Document

*10.12	Purchase and Sale Agreement relating to the AIU Chicago Building (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund XIII, L.P. for the quarter ended September 30, 2003, Commission File No. 0-49633)

*10.13	Lease Agreement with American InterContinental University, Inc. (Exhibit 10.2 to Form 10-Q of Wells Real Estate Fund XIII, L.P. for the quarter ended September 30, 2003, Commission File No. 0-49633)

*10.14	Agreement of Purchase and Sale of Property for Siemens Orlando Buildings and third amendment thereto (Exhibit 10.3 to Form S-11 Registration Statement of Wells Real Estate Fund XIV, L.P., Commission File No. 333-101463)

*10.15	Lease Agreement with Siemens Shared Services LLC (Exhibit 10.4 to Form S-11 Registration Statement of Wells Real Estate Fund XIV, L.P., Commission File No. 333-101463)

*10.16	Joint Venture Partnership Agreement of Fund XIII and Fund XIV Associates (Exhibit 10.16 to Form 10-K of Wells Real Estate Fund XIII, L.P. for the fiscal year ended December 31, 2003, Commission File No. 0-49633)

*10.17	Purchase and Sale Agreement for the Randstad Atlanta Building (Exhibit 10.17 to Form 10-K of Wells Real Estate Fund XIII, L.P. for the fiscal year ended December 31, 2003, Commission File No. 0-49633)

*10.18	Lease Agreement for the Randstad Atlanta Building (Exhibit 10.18 to Form 10-K of Wells Real Estate Fund XIII, L.P. for the fiscal year ended December 31, 2003, Commission File No. 0-49633)

*10.19	Purchase and Sale Agreement for the 7500 Setzler Parkway Building (Exhibit 10.8 to Form S-11 Registration Statement of Wells Real Estate Fund XIV, L.P., Commission File No. 333-101463)

*10.20	Lease Agreement for the 7500 Setzler Parkway Building (Exhibit 10.9 to Form S-11 Registration Statement of Wells Real Estate Fund XIV, L.P., Commission File No. 333-101463)

*10.21	Purchase and Sale Agreement for the AmeriCredit Building and John Wiley Building (Exhibit 10.70 to Form 10-Q of Wells Real Estate Investment Trust, Inc. for the quarter ended March 31, 2005, Commission File No. 0-25739)

*10.22	Purchase and Sale Agreement by and among Wells Real Estate Fund XIII, L.P., Wells Real Estate Fund XIV, L.P. and AMB Institutional Alliance Fund III, L.P. for the sale of the 7500 Setzler Parkway Building (Exhibit to Form 10-K of Wells Real Estate Fund. XIII, L.P. for the fiscal year ended December 31, 2006, Commission File No. 0-49633)

*10.23	Purchase and Sale Agreement for the sale of the Randstad Atlanta Building (Exhibit 10.2 to Form 10-Q of Wells Real Estate Fund XIII, L.P. for the quarter ended March 31, 2007, Commission File No. 0-49633)

*10.24	Second Amendment to Lease Agreement with Siemens Shared Services, LLC (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund XIII, L.P. for the quarter ended June 30, 2009, Commission File No. 0-49633)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002