Form 10-Q
period 2010-06-30
WELLS REAL ESTATE FUND XIII L P
filed 2010-08-12
CIK 1127245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

The accompanying financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included both in this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009. The Partnership’s results of operations for the three months and six months ended June 30, 2010 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND XIII, L.P.

BALANCE SHEETS

ASSETS

	(Unaudited) June 30, 2010	December 31, 2009
Investment in joint ventures	$11,841,095	$12,062,058
Cash and cash equivalents	2,083,602	1,519,750
Due from joint ventures	362,587	368,923

Total assets	$14,287,284	$13,950,731

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:
Accounts payable and accrued expenses	$5,274	$25,584
Due to affiliates	9,153	10,875

Total liabilities	14,427	36,459

Commitments and contingencies

PARTNERS’ CAPITAL:
Limited partners:
Cash Preferred – 3,215,584 units issued and outstanding	14,263,069	13,908,070
Tax Preferred – 556,464 units issued and outstanding	0	0
General partners	9,788	6,202

Total partners’ capital	14,272,857	13,914,272

Total liabilities and partners’ capital	$14,287,284	$13,950,731

See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2010	2009	2010	2009
EQUITY IN INCOME OF JOINT VENTURES	$218,834	$216,741	$462,023	$398,952

GENERAL AND ADMINISTRATIVE EXPENSES	44,703	34,307	103,438	83,796

NET INCOME	$174,131	$182,434	$358,585	$315,156

NET INCOME ALLOCATED TO:
CASH PREFERRED LIMITED PARTNERS	$172,390	$181,971	$354,999	$314,728

TAX PREFERRED LIMITED PARTNERS	$0	$0	$0	$0

GENERAL PARTNERS	$1,741	$463	$3,586	$428

NET INCOME PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CASH PREFERRED	$0.05	$0.06	$0.11	$0.10

TAX PREFERRED	$0.00	$0.00	$0.00	$0.00

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CASH PREFERRED	3,215,584	3,215,584	3,215,584	3,215,584

TAX PREFERRED	556,464	556,464	556,464	556,464

See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2009

AND THE SIX MONTHS ENDED JUNE 30, 2010 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Cash Preferred		Tax Preferred
	Units	Amount	Units	Amount
BALANCE, December 31, 2008	3,215,584	$13,556,979	556,464	$0	$2,656	$13,559,635

Net income	0	623,377	0	0	3,546	626,923
Distributions of operating cash flow ($0.08 per weighted-average Cash Preferred Unit)	0	(272,286)	0	0	0	(272,286)

BALANCE, December 31, 2009	3,215,584	13,908,070	556,464	0	6,202	13,914,272

Net income	0	354,999	0	0	3,586	358,585

BALANCE, June 30, 2010	3,215,584	$14,263,069	556,464	$0	$9,788	$14,272,857

See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF CASH FLOWS

	(Unaudited) Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$358,585	$315,156
Operating distributions received from joint ventures	689,322	722,987
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint ventures	(462,023)	(398,952)
Changes in assets and liabilities:
Decrease in other assets	0	200
Decrease in accounts payable and accrued expenses	(20,310)	(20,549)
(Decrease) increase in due to affiliates	(1,722)	1,300

Net cash provided by operating activities	563,852	620,142

CASH FLOWS FROM FINANCING ACTIVITIES:
Operating distributions paid to limited partners	0	(136,143)

NET INCREASE IN CASH AND CASH EQUIVALENTS	563,852	483,999

CASH AND CASH EQUIVALENTS, beginning of period	1,519,750	530,337

CASH AND CASH EQUIVALENTS, end of period	$2,083,602	$1,014,336

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$0	$136,143

See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2010 (unaudited)

1.	ORGANIZATION AND BUSINESS

Wells Real Estate Fund XIII, L.P. (the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Capital, Inc. (“Wells Capital”), a Georgia corporation, serving as its general partners (collectively, the “General Partners”). Wells Capital is a wholly owned subsidiary of Wells Real Estate Funds, Inc. (“WREF”). Leo F. Wells, III is the president and sole director of Wells Capital and the president, sole director, and sole owner of WREF. The Partnership was formed on September 15, 1998 for the purpose of acquiring, developing, owning, operating, improving, leasing, and managing income producing commercial properties for investment purposes. Upon subscription for units, the limited partners elected to have their units treated as Cash Preferred Units or Tax Preferred Units. Thereafter, limited partners have the right to change their prior elections to have some or all of their units treated as Cash Preferred Units or Tax Preferred Units one time during each quarterly accounting period. Limited partners may vote to, among other things: (a) amend the Partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership, (c) add or remove a general partner; (d) elect a new general partner; (e) dissolve the Partnership; and (f) approve a sale involving all or substantially all of the Partnership’s assets, subject to certain limitations. A majority vote on any of the described matters will bind the Partnership, without the concurrence of the General Partners. Each limited partnership unit has equal voting rights, regardless of which class of unit is selected.

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

While various techniques and assumptions can be used to estimate fair value depending on the nature of the asset or liability, the accounting standard for fair value measurements and disclosures describes three levels of inputs that may be used to measure fair value. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as little, if any, related market activity or information is available. Examples of Level 3 inputs include estimated holding periods, discount rates, market capitalization rates, expected lease rental rates, timing of new leases, and sales prices; additionally, the Partnership may assign an estimated probability-weighting to more than one fair value estimate based on the Partnership’s assessment of the likelihood of the respective underlying assumptions occurring as of the evaluation date. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The accounting standard for fair value measurements and disclosures was applied to the Partnership’s outstanding nonfinancial assets and nonfinancial liabilities effective January 1, 2009.

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

Recent Accounting Pronouncement

In January 2010, the Financial Accounting Standards Board (the “FASB”) clarified previously issued GAAP and issued new requirements related to Accounting Standards Codification Topic Fair Value Measurements and Disclosures (“ASU 2010-6”). The clarification component includes disclosures about inputs and valuation techniques used in determining fair value, and providing fair value measurement information for each class of assets and liabilities. The new requirements relate to disclosures of transfers between the levels in the fair value hierarchy, as well as the individual components in the rollforward of the lowest level (Level 3) in the fair value hierarchy. This change in GAAP became effective for the Partnership beginning January 1, 2010, except for the provision concerning the rollforward of activity of the Level 3 fair value measurement, which will become effective for the Partnership on January 1, 2011. The adoption of ASU 2010-6 did not have a material impact on the Partnership’s financial statements or disclosures.

3.	INVESTMENT IN JOINT VENTURES

Summary of Financial Information

The following information summarizes the operations of the Joint Ventures for the three months and six months ended June 30, 2010 and 2009, respectively:

	Total Revenues		Net Income		Total Revenues		Net Income
	Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009	2010	2009	2010	2009
Fund XIII-REIT Associates	$1,510,709	$1,491,698	$396,354	$528,101	$3,034,806	$2,992,192	$873,743	$981,409
Fund XIII-XIV Associates	413,603	397,966	227,101	144,379	844,701	788,438	457,535	260,208

	$1,924,312	$1,889,664	$623,455	$672,480	$3,879,507	$3,780,630	$1,331,278	$1,241,617

Due from Joint Ventures

As presented in the accompanying balance sheets, due from joint ventures as of June 30, 2010 and December 31, 2009 includes operating cash flow generated by the Joint Ventures during the three months ended June 30, 2010 and December 31, 2009, respectively, which is payable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

The Partnership has entered into a property management, leasing, and asset management agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Partnership’s properties, owned through the Joint Ventures, equal to the lesser of (a) 4.5% of the gross revenues collected monthly; plus, a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month’s rent, or (b) fees that would be paid to a comparable outside firm, which is assessed periodically based on market studies. In the case of commercial properties leased on a long-term net-lease basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, are included in equity in income of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures and payable to Wells Management is $6,404 and $4,825 for the three months ended June 30, 2010 and 2009, respectively, and $13,298 and $13,110 for the six months ended June 30, 2010 and 2009, respectively.

Administrative Reimbursements

Wells Capital, one of our General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses of $25,272 and $22,865 payable to Wells Capital and Wells Management for the three months ended June 30, 2010 and 2009, respectively, and $53,076 and $49,635 for the six months ended June 30, 2010 and 2009, respectively. In addition, Wells Capital and Wells Management pay for certain operating expenses of the Partnership

(“bill-backs”) directly and invoice the Partnership for the reimbursement thereof on a quarterly basis. As presented in the accompanying balance sheets, due to affiliates as of June 30, 2010 and December 31, 2009 represents administrative reimbursements and bill-backs due to Wells Capital and/or Wells Management.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as distribution income earned from its holdings of common stock of Piedmont REIT, which was acquired in connection with the Piedmont REIT internalization transaction (see “Assertion of Legal Action Against Related-Parties” below). As of June 30, 2010, the Partnership has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow from operations, cash on hand and other investments, necessary to meet its current and future obligations as they become due.

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

On December 4, 2009, the parties filed motions for summary judgment. On August 2, 2010, the Court entered an order denying the defendants’ motion for summary judgment and granting, in part, the plaintiff’s motion for partial summary judgment. The Court ruled that the question of whether certain expressions of interest in acquiring Piedmont REIT constituted “material” information required to be disclosed in the proxy statement to obtain approval for the Piedmont REIT internalization transaction raises questions of fact that must be determined at trial. A trial date has not been set.

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

6.	SUBSEQUENT EVENT

On July 19, 2010, Fund XIII-REIT Associates and American Intercontinental University, Inc. (“AIU”) entered into a lease amendment at the AIU – Chicago Building which reduced AIU’s square footage from approximately 83% of the building to approximately 31% of the building, effective January 1, 2011, and extended the lease term on the reduced square footage from December 31, 2010 to December 31, 2012. Under the amendment, the annual base rent will decrease from $16.15 per square foot to $11.00 per square foot, effective January 1, 2011 and will increase to $11.50 per square foot, effective January 1, 2012. In addition to annual base rent, AIU is also required to reimburse Fund XIII-REIT Associates for its pro rata share of all operating expenses and real estate taxes for the AIU – Chicago Building.

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

Portfolio Overview

We are currently in the positioning-for-sale phase of our life cycle. We have sold four of the seven properties in which we have held interests. On July 19, 2010, Fund XIII-REIT Associates and AIU entered into a lease amendment at the AIU – Chicago Building which reduced AIU’s square footage from approximately 83% of the building to approximately 31% of the building, effective January 1, 2011, and extended the lease term on the reduced square footage from December 31, 2010 to December 31, 2012. Our focus at this time involves leasing and marketing efforts that we believe will ultimately result in the best disposition pricing of our assets for our investors.

The second quarter 2010 operating distributions to limited partners holding Cash Preferred Units were reserved. We anticipate that operating distributions will be reserved in the near-term as a result of our intention to fund our pro rata share of anticipated re-leasing costs and capital improvements for the AIU – Chicago Building and the tenant allowance reimbursement obligation remaining for the Siemens – Orlando Building.

Property Summary

As we move further into the positioning-for-sale phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we will seek to maximize returns to our limited partners by negotiating long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs, and portfolio costs. As properties are positioned for sale, our attention will shift to locating suitable buyers, negotiating purchase-sale contracts that will attempt to maximize the total return to our limited partners and minimize contingencies and potential post-closing obligations to buyers. As of July 31, 2010, the Partnership owned interests in three properties.

Information relating to the properties owned, or previously owned, by the Joint Ventures is provided below:

•	The AmeriCredit Building was sold on April 13, 2005.

•	The John Wiley Building was sold on April 13, 2005.

•	The 7500 Setzler Parkway building was sold on January 31, 2007.

•	The Randstad – Atlanta Building was sold on April 24, 2007.

•	The 8560 Upland Drive building, located in Parker, Colorado, is 100% leased through December 2011.

•

The AIU – Chicago Building, located in Hoffman Estates, Illinois, a suburb of Chicago, is currently 83% leased to AIU, of which 52% of the square footage leased expires in December 2010 and 31% of the square footage leased expires in December 2012. We are actively marketing the remaining vacant space for lease in this building.

•	The Siemens – Orlando Building, located in Orlando, Florida, is currently 100% leased to three tenants. The major lease extends through September 2011.

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

Short-Term Liquidity

During the six months ended June 30, 2010, we generated net operating cash flows, including operating distributions received from the Joint Ventures, of approximately $564,000. Operating distributions from the Joint Ventures generally consist of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. We continued to withhold the net operating cash flows generated in 2010 to fund our pro rata share of anticipated re-leasing costs and capital improvements for the AIU – Chicago Building and the tenant improvement reimbursement obligation remaining for the Siemens – Orlando Building. The extent to which any future operating distributions are paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs to fund our share of tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures. We anticipate that operating distributions from the Joint Ventures may decline in the near term as a result of funding our pro rata share of anticipated re-leasing costs and capital improvements for the AIU – Chicago Building and the tenant improvement reimbursement obligation remaining for the Siemens – Orlando Building.

We believe that the cash on hand and operating distributions due from the Joint Ventures are sufficient to cover our working capital needs, including those provided for within our total liabilities of approximately $14,000, as of June 30, 2010.

Long-Term Liquidity

We expect that our future sources of capital will be primarily derived from operating cash flows generated from the Joint Ventures and net proceeds generated from the sale of properties. Our future long-term liquidity requirements will include, but not be limited to, funding our share of tenant improvements, renovations, expansions, and other significant capital improvements necessary for properties owned through the Joint Ventures. We expect to continue to use substantially all future net cash flows from operations, including distributions received from the Joint Ventures, less expenses related to the recurring operations of the properties and the portfolio and reserves for known or anticipated capital expenditures, to pay operating distributions to the limited partners. Future cash flows from operating activities will be primarily affected by distributions received from the Joint Ventures, which are dependent upon the net operating income generated by the Joint Ventures’ properties, less reserves for known or anticipated capital expenditures.

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

As of June 30, 2010, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

	Net Sale Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of June 30, 2010	Undistributed Net Sale Proceeds as of June 30, 2010
Property Sold				Amount	Purpose

AmeriCredit Building (sold in 2005)	$14,301,802	28.11%	$4,020,236	$0	—	$4,020,236	$0

John Wiley Building (sold in 2005)	$21,427,599	28.11%	6,023,298	0	—	6,023,298	0

7500 Setzler Parkway (sold in 2007)	$8,723,080	47.30%	4,126,017	0	—	4,126,017	0

Randstad-Atlanta Building (sold in 2007)	$8,992,600	47.30%	4,253,500	0	—	4,240,448	13,052

Total			$18,423,051	$0		$18,409,999	$13,052

Upon evaluating the capital needs of the properties in which we currently own an interest, our General Partners have determined to reserve the remaining net sale proceeds.

Results of Operations

Equity in Income of Joint Ventures

Equity in income of Joint Ventures remained relatively stable at $218,834 and $216,741 for the three months ended June 30, 2010 and 2009, respectively.

Equity in income of Joint Ventures increased from $398,952 for the six months ended June 30, 2009 to $462,023 for the six months ended June 30, 2010. The increase is primarily due to (i) a decrease in amortization of intangible lease assets due to the 2009 expiration of the original term of a lease in-place at the time of acquisition at the Siemens – Orlando Building, (ii) an increase in rental income at the Siemens – Orlando Building related to the lease extension with the majority tenant at that property effective in October 2009, partially offset by (iii) an increase in real estate taxes at the AIU – Chicago Building as a result of a credit applied in 2009, and (iv) a refund of prior year repair and maintenance expenses received in 2009 at the AIU – Chicago Building.

We anticipate equity in income of the Joint Ventures to remain at similar levels in the near-term; however, if we are unable to secure a replacement tenant for the remaining portion of the AIU – Chicago Building in a timely manner, we would expect equity in income of Joint Ventures to decline in future periods following the scheduled expiration of the American InterContinental University, Inc. lease for 52% of the building in December 2010.

General and Administrative Expenses

General and administrative expenses increased from $34,307 for the three months ended June 30, 2009 to $44,703 for the three months ended June 30, 2010, and from $83,796 for the six months ended June 30, 2009 to $103,438 for the six months ended June 30, 2010. The increases for the three and six months ended June 30, 2010 are attributable to (i) a temporary difference in accounting fees related to the timing of work performed by our external accountants in the current year and (ii) an increase in printing and regulatory costs incurred in 2010.

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

Evaluating the Recoverability of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets and related intangible assets in which we have an ownership interest through investments in the Joint Ventures, may not be recoverable. When indicators of potential impairment are present which suggest that the carrying amounts of real estate assets and related intangible assets may not be recoverable, we assess the recoverability of the real estate assets and related intangible assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that such expected undiscounted future cash flows for assets held for use, or the estimated fair values less costs to sell, for assets held for sale, do not exceed the respective assets’ carrying values, we adjust the real estate assets and related intangible assets to their respective estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognize an impairment loss. Estimated fair values are determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value. We have determined that there has been no impairment in the carrying value of any of our real estate assets held as of June 30, 2010.

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

Subsequent Event

On July 19, 2010, Fund XIII-REIT Associates and AIU entered into a lease amendment at the AIU – Chicago Building which reduced AIU’s square footage from approximately 83% of the building to approximately 31% of the building, effective January 1, 2011, and extended the lease term on the reduced square footage from December 31, 2010 to December 31, 2012. Under the amendment, the annual base rent will decrease from $16.15 per square foot to $11.00 per square foot, effective January 1, 2011 and will increase to $11.50 per square foot, effective January 1, 2012. In addition to annual base rent, AIU is also required to reimburse Fund XIII-REIT Associates for its pro rata share of all operating expenses and real estate taxes for the AIU – Chicago Building.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended June 30, 2010, requiring disclosure under Item 103 of Regulation S-K. For a description of pending litigation involving certain related parties, see “Assertion of Legal Action Against Related-Parties” in Note 4 to our financial statements included in this report.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended June 30, 2010.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended June 30, 2010.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended June 30, 2010.

(b)	Not applicable.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended June 30, 2010, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to Second Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XIII, L.P. (Registrant)

	By:	WELLS CAPITAL, INC. (General Partner)

August 12, 2010	/s/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

August 12, 2010	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX

TO SECOND QUARTER FORM 10-Q

OF

WELLS REAL ESTATE FUND XIII, L.P.

Exhibit Number	Description of Document

10.1	Eighth Amendment to Lease Agreement with American Intercontinental University, Inc. relating to the AIU – Chicago Building

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002