Form 10-Q
period 2010-09-30
WELLS REAL ESTATE FUND XIII L P
filed 2010-11-12
CIK 1127245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

The accompanying financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included both in this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009. The Partnership’s results of operations for the three months and nine months ended September 30, 2010 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND XIII, L.P.

BALANCE SHEETS

ASSETS

	(Unaudited) September 30, 2010	December 31, 2009
Investment in joint ventures	$11,752,749	$12,062,058
Cash and cash equivalents	2,409,812	1,519,750
Due from joint ventures	366,797	368,923

Total assets	$14,529,358	$13,950,731

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Accounts payable and accrued expenses	$7,158	$25,584
Due to affiliates	9,020	10,875

Total liabilities	16,178	36,459

Commitments and Contingencies

PARTNERS’ CAPITAL:
Limited partners:
Cash Preferred – 3,215,584 units issued and outstanding	14,500,990	13,908,070
Tax Preferred – 556,464 units issued and outstanding	0	0
General partners	12,190	6,202

Total partners’ capital	14,513,180	13,914,272

Total liabilities and partners’ capital	$14,529,358	$13,950,731

See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2010	2009	2010	2009
EQUITY IN INCOME OF JOINT VENTURES	$278,452	$163,241	$740,475	$562,193

GENERAL AND ADMINISTRATIVE EXPENSES	38,129	32,036	141,567	115,832

NET INCOME	$240,323	$131,205	$598,908	$446,361

NET INCOME ALLOCATED TO:
CASH PREFERRED LIMITED PARTNERS	$237,921	$129,893	$592,920	$444,621

TAX PREFERRED LIMITED PARTNERS	$0	$0	$0	$0

GENERAL PARTNERS	$2,402	$1,312	$5,988	$1,740

NET INCOME PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CASH PREFERRED	$0.07	$0.04	$0.18	$0.14

TAX PREFERRED	$0.00	$0.00	$0.00	$0.00

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CASH PREFERRED	3,215,584	3,215,584	3,215,584	3,215,584

TAX PREFERRED	556,464	556,464	556,464	556,464

See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2009

AND THE NINE MONTHS ENDED SEPTEMBER 30, 2010 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Cash Preferred		Tax Preferred
	Units	Amount	Units	Amount
BALANCE, December 31, 2008	3,215,584	$13,556,979	556,464	$0	$2,656	$13,559,635

Net income	0	623,377	0	0	3,546	626,923
Distributions of operating cash flow ($0.08 per weighted-average Cash Preferred Unit)	0	(272,286)	0	0	0	(272,286)

BALANCE, December 31, 2009	3,215,584	13,908,070	556,464	0	6,202	13,914,272

Net income	0	592,920	0	0	5,988	598,908

BALANCE, September 30, 2010	3,215,584	$14,500,990	556,464	$0	$12,190	$14,513,180

See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF CASH FLOWS

	(Unaudited) Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$598,908	$446,361
Operating distributions received from joint ventures	1,051,910	1,081,793
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint ventures	(740,475)	(562,193)
Changes in assets and liabilities:
Decrease in other assets	0	200
Decrease in accounts payable and accrued expenses	(18,426)	(12,869)
Decrease in due to affiliates	(1,855)	(2,164)

Net cash provided by operating activities	890,062	951,128

CASH FLOWS FROM FINANCING ACTIVITIES:
Operating distributions paid to limited partners	0	(272,286)

NET INCREASE IN CASH AND CASH EQUIVALENTS	890,062	678,842

CASH AND CASH EQUIVALENTS, beginning of period	1,519,750	530,337

CASH AND CASH EQUIVALENTS, end of period	$2,409,812	$1,209,179

See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 (unaudited)

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

Joint Venture	Joint Venture Partners	Properties
Wells Fund XIII-REIT Joint Venture Partnership (“Fund XIII-REIT Associates”)	•Wells Real Estate Fund XIII, L.P. •Piedmont Operating Partnership, LP	1.8560 Upland Drive Two connected one-story office and assembly buildings located in Parker, Colorado 2.AIU – Chicago Building A four-story office building located in Hoffman Estates, Illinois
Fund XIII and Fund XIV Associates (“Fund XIII-XIV Associates”)	•Wells Real Estate Fund XIII, L.P. •Wells Real Estate Fund XIV, L.P.	3.Siemens – Orlando Building Two single-story office buildings located in Orlando, Florida

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

Summary of Financial Information

The following information summarizes the operations of the Joint Ventures for the three months and nine months ended September 30, 2010 and 2009, respectively:

	Total Revenues		Net Income		Total Revenues		Net Income
	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009	2010	2009	2010	2009
Fund XIII-REIT Associates	$1,907,202	$1,544,838	$598,209	$388,365	$4,942,007	$4,537,030	$1,471,952	$1,369,774
Fund XIII-XIV Associates	382,529	402,908	233,184	114,316	1,227,230	1,191,346	690,719	374,525

	$2,289,731	$1,947,746	$831,393	$502,681	$6,169,237	$5,728,376	$2,162,671	$1,744,299

Due from Joint Ventures

As presented in the accompanying balance sheets, due from joint ventures as of September 30, 2010 and December 31, 2009 includes operating cash flow generated by the Joint Ventures during the three months ended September 30, 2010 and December 31, 2009, respectively, which is payable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

The Partnership has entered into a property management, leasing, and asset management agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Partnership’s properties, owned through the Joint Ventures, equal to the lesser of (a) 4.5% of the gross revenues collected monthly; plus, a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month’s rent, or (b) fees that would be paid to a comparable outside firm, which is assessed periodically based on market studies. In the case of commercial properties leased on a long-term net-lease basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, are included in equity in income of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures and payable to Wells Management is $6,665 and $7,414 for the three months ended September 30, 2010 and 2009, respectively, and $19,963 and $20,524 for the nine months ended September 30, 2010 and 2009, respectively.

Administrative Reimbursements

Wells Capital, one of our General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses of $25,423 and $22,907 payable to Wells Capital and Wells Management for the three months ended September 30, 2010 and 2009, respectively, and $78,499 and $72,543 for the nine months ended September 30, 2010 and 2009, respectively. In addition, Wells Capital and Wells Management pay for certain operating expenses of the Partnership (“bill-backs”) directly and invoice the Partnership for the reimbursement thereof on a quarterly basis.

As presented in the accompanying balance sheets, due to affiliates as of September 30, 2010 and December 31, 2009 represents administrative reimbursements and bill-backs due to Wells Capital and/or Wells Management.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as distribution income earned from its holdings of common stock of Piedmont REIT, which was acquired in connection with the Piedmont REIT internalization transaction (see “Assertion of Legal Action Against Related-Parties” below). As of September 30, 2010, the Partnership has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow from operations, cash on hand and other investments, necessary to meet its current and future obligations as they become due.

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

The third quarter 2010 operating distributions to limited partners holding Cash Preferred Units were reserved. We anticipate that operating distributions will be reserved in the near-term as a result of our intention to fund our pro rata share of anticipated re-leasing costs for our remaining properties as existing leases expire.

Property Summary

As we move further into the positioning-for-sale phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we will seek to maximize returns to our limited partners by negotiating long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs, and portfolio costs. As properties are positioned for sale, our attention will shift to locating suitable buyers, negotiating purchase-sale contracts that will attempt to maximize the total return to our limited partners and minimize contingencies and potential post-closing obligations to buyers. As of October 31, 2010, the Partnership owned interests in three properties.

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

•

The AIU – Chicago Building, located in Hoffman Estates, Illinois, a suburb of Chicago, is currently 83% leased to AIU, of which 52% of the square footage will be vacated effective December 31, 2010, and 31% of the square footage is currently leased through December 2012. We are actively marketing the vacant space in this building for lease.

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

Short-Term Liquidity

During the nine months ended September 30, 2010, we generated net operating cash flows, including operating distributions received from the Joint Ventures, of approximately $890,000. Operating distributions from the Joint Ventures generally consist of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. We continued to withhold the net operating cash flows generated in 2010 to fund our pro rata share of anticipated re-leasing costs for our remaining properties as existing leases expire (see Property Summary above). The extent to which any future operating distributions are paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs to fund our share of tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures. We anticipate that operating distributions from the Joint Ventures may decline in the near term as a result of funding our pro rata share of anticipated re-leasing costs for our remaining properties as existing leases expire.

We believe that the cash on hand and operating distributions due from the Joint Ventures are sufficient to cover our working capital needs, including those provided for within our total liabilities of approximately $16,000, as of September 30, 2010.

Long-Term Liquidity

We expect that our future sources of capital will be primarily derived from operating cash flows generated from the properties owned by the Joint Ventures and net proceeds generated from the sale of those properties. Our future long-term liquidity requirements will include, but not be limited to, funding our share of tenant improvements, renovations, expansions, and other significant capital improvements necessary for properties owned through the Joint Ventures. We expect to continue to use substantially all future net cash flows from operations, including distributions received from the Joint Ventures, to fund leasing costs and capital expenditures necessary to position our properties for sale. To the extent that residual operating cash flows remain after considering these funding requirements, we would then distribute such residual operating cash flow to the limited partners.

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

Operating cash flows, if available, are generally distributed from the Joint Ventures to the Partnership approximately one month following calendar quarter-ends. However, the Joint Ventures will reserve operating distributions, or a portion thereof, as needed in order to fund known or anticipated capital and other expenditures. Our cash management policy typically includes first utilizing current period operating cash flow until depleted, at which point operating reserves are utilized to fund capital and other required expenditures. In the event that current and prior period accumulated operating cash flows are insufficient to fund such costs, net sale proceeds reserves, if available, are then utilized.

As of September 30, 2010, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

	Net Sale Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of September 30, 2010	Undistributed Net Sale Proceeds as of September 30, 2010
Property Sold				Amount	Purpose

AmeriCredit Building (sold in 2005)	$14,301,802	28.11%	$4,020,236	$0	—	$4,020,236	$0

John Wiley Building (sold in 2005)	$21,427,599	28.11%	6,023,298	0	—	6,023,298	0

7500 Setzler Parkway (sold in 2007)	$8,723,080	47.30%	4,126,017	0	—	4,126,017	0

Randstad-Atlanta Building (sold in 2007)	$8,992,600	47.30%	4,253,500	0	—	4,240,448	13,052

Total			$18,423,051	$0		$18,409,999	$13,052

Upon evaluating the capital needs of the properties in which we currently own an interest, our General Partners have determined to reserve the remaining net sale proceeds.

Results of Operations

Equity in Income of Joint Ventures

Equity in income of Joint Ventures increased from $163,241 for the three months ended September 30, 2009 to $278,452 for the three months ended September 30, 2010 and from $562,193 for the nine months ended

September 30, 2009 to $740,475 for the nine months ended September 30, 2010. The increases for the three and nine months ended September 30, 2010 are primarily attributable to (i) a decrease in amortization of intangible lease assets due to the 2009 expiration of the original term of a lease in-place at the time of acquisition at the Siemens – Orlando Building, (ii) an increase in rental income at the Siemens – Orlando Building related to the two-year lease extension with the majority tenant at that property effective in October 2009, and (iii) a decrease in real estate taxes levied at the AIU – Chicago Building in 2010.

We anticipate equity in income of Joint Ventures to remain at similar levels in the near-term; however, if we are unable to secure a replacement tenant for the remaining portion of the AIU – Chicago Building in a timely manner, or if the majority tenant of the Siemens – Orlando Building does not extend its current lease (which is currently scheduled to expire in September 2011) and we are unable to secure a suitable replacement tenant in a timely manner, we would expect equity in income of Joint Ventures to decline in future periods.

General and Administrative Expenses

General and administrative expenses increased from $32,036 for the three months ended September 30, 2009 to $38,129 for the three months ended September 30, 2010. The increase is primarily attributable to an increase in legal services incurred in connection with regulatory reporting requirements in the third quarter of 2010.

General and administrative expenses increased from $115,832 for the nine months ended September 30, 2009 to $141,567 for the nine months ended September 30, 2010. The increase is primarily attributable to (i) a temporary difference in accounting fees related to the timing of work performed by our external accountants in the current year and (ii) an increase in printing and regulatory costs incurred in 2010.

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

Evaluating the Recoverability of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets and related intangible assets in which we have an ownership interest through investments in the Joint Ventures, may not be recoverable. When indicators of potential impairment are present which suggest that the carrying amounts of real estate assets and related intangible assets may not be recoverable, we assess the recoverability of the real estate assets and related intangible assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that such expected undiscounted future cash flows for assets held for use, or the estimated fair values less costs to sell, for assets held for sale, do not exceed the respective assets’ carrying values, we adjust the real estate assets and related intangible assets to their respective estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognize an impairment loss. Estimated fair values are determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value. We have determined that there has been no impairment in the carrying value of any of our real estate assets held as of September 30, 2010.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended September 30, 2010, requiring disclosure under Item 103 of Regulation S-K. For a description of pending litigation involving certain related parties, see “Assertion of Legal Action Against Related-Parties” in Note 4 to our financial statements included in this report.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended September 30, 2010.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended September 30, 2010.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended September 30, 2010.

(b)	Not applicable.

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended September 30, 2010, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to Third Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XIII, L.P. (Registrant)

	By:	WELLS CAPITAL, INC. (General Partner)

November 11, 2010	/s/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

November 11, 2010	/s/ DOUGLAS P. WILLIAMS
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