Form 10-K
period 2010-12-31
WELLS REAL ESTATE FUND XIII L P
filed 2011-03-22
CIK 1127245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

The period during which the Partnership invests the capital raised during the fundraising phase, less up-front fees, into the acquisition of real estate assets;

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

We are currently in the positioning-for-sale phase of our life cycle. Accordingly, we are concentrating on re-leasing and marketing efforts that we believe will ultimately result in the best disposition pricing for our investors.

Employees

The Partnership has no direct employees. The employees of Wells Capital and Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, perform a full range of real estate and administrative services for the Partnership including leasing and property management, accounting, asset management, and investor relations. See Item 13, “Certain Relationships and Related Transactions,” for a summary of the fees paid to the General Partners or their affiliates during the years ended December 31, 2010, 2009, and 2008.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as distribution income earned from its holdings of common stock of Piedmont Office Realty Trust, Inc. (“Piedmont REIT”), which was acquired in connection with the Piedmont REIT internalization transaction (see “Assertion of Legal Action Against Related-Parties” below). As of December 31, 2010, the General Partners have no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments and borrowing capacity, necessary to meet its current and future obligations as they become due.

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

Assertion of Legal Action Against Related-Parties

On March 12, 2007, a stockholder of Piedmont REIT filed a putative class action and derivative complaint, presently styled In re Wells Real Estate Investment Trust, Inc. Securities Litigation, in the United States District Court for the District of Maryland against, among others, Piedmont REIT; Leo F. Wells, III and Wells Capital, the Partnership’s General Partners; Wells Management, the Partnership’s property manager; certain affiliates of WREF; the directors of Piedmont REIT; and certain individuals who formerly served as officers or directors of Piedmont REIT prior to the closing of the internalization transaction on April 16, 2007.

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

Website Address

Access to copies of each of our filings with the SEC is available, free of charge, at the http://www.wellsref.com website, through a link to the http://www.sec.gov website.

ITEM 1A.	RISK FACTORS.

Risk Related to Current Economic Conditions

Current economic conditions may cause market rental rates and property values to decline, may impede disposition of our properties at commercially reasonable terms, and have had, and will likely continue to have, an adverse effect on our financial condition.

Current economic conditions, the availability and cost of credit, turmoil in the mortgage market, and declining real estate markets have contributed to increased volatility, lower real estate values, and diminished expectations for real estate markets and the economy going forward. Many economists are predicting economic conditions in the United States for 2011 to remain relatively weak, along with continued high levels of unemployment and vacancy rates at commercial properties as what has commonly been referred to as the “jobless recovery” persists through most of the year. Should such current economic conditions continue for a prolonged period of time, the value of our commercial real estate assets and the market rental rates that we are able to achieve may decline significantly. Deteriorating economic conditions could adversely impact the ability of one or more of our tenants to honor their lease payments and our ability to re-lease space on favorable terms as leases expire or as space otherwise becomes vacant at our properties. While we do not anticipate the need to access the credit markets, the impact of the current crisis in the credit markets may adversely affect the ability of potential purchasers of our properties to obtain financing. Therefore, this may affect our timing and/or ability to sell our properties at commercially reasonable terms. The current economic conditions and the difficulties currently being experienced in the mortgage and real estate markets have adversely affected our business model, financial condition, results of operations, and the valuation of our units. A worsening of these conditions would exacerbate the adverse effects that the current market environment has had on us and on commercial real estate in general.

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

Vacancy and/or near-term tenant rollover at our properties could reduce or eliminate future cash distributions to limited partners.

We anticipate that we will be required to expend in the future, substantial funds for tenant improvements and other costs necessary to re-lease (i) vacant space at Two Park Center, which is currently 38% leased, (ii) space (72%) that is currently occupied through September 2011 at the Siemens – Orlando Building, and (iii) space that is currently occupied through December 2011 at 8560 Upland Drive. If we are unable to re-lease or secure a replacement tenant at 8560 Upland Drive and the Siemens – Orlando Building in a timely manner and/or Two Park Center remains partially vacant for a prolonged period of time, property earnings would suffer, and we would be required to continue to reserve cash otherwise available for operating distributions to limited partners. In addition, the residual value of these properties would be negatively impacted by vacancy because the market value is largely dependent upon the value of the leases in place at such properties.

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

If one or more of our tenants, or the guarantor of a tenant’s lease, commences, or has commenced against it, any proceeding under any provision of the federal Bankruptcy Code, as amended, or any other legal or equitable proceeding under any bankruptcy, insolvency, rehabilitation, receivership, or debtor’s relief statute or law (bankruptcy proceeding), we may be unable to collect sums due under relevant leases. Any or all of the tenants, or a guarantor of a tenant’s lease obligations, could be subject to a bankruptcy proceeding. Such a bankruptcy proceeding may bar our efforts to collect pre-bankruptcy debts from these entities or their properties, unless we are able to obtain an enabling order from the bankruptcy court. If a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim against the tenant, and may not be entitled to any further payments under the lease. A tenant’s or lease guarantor’s bankruptcy proceeding could hinder or delay efforts to collect past-due balances under relevant leases, and could ultimately preclude collection of these sums. Such an event could cause a decrease or cessation of rental payments, which would result in a reduction in our cash flow and the amount available for distribution to limited partners holding Cash Preferred Units. In the event of a bankruptcy proceeding, we cannot assure you that the tenant or its trustee will assume our lease. If a given lease, or guaranty of a lease, is not assumed, our cash flow and the amounts available for distribution to limited partners holding Cash Preferred Units may be adversely affected.

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

We generally will hold the various remaining real properties in which we are invested until such time as the General Partners determine that the sale or other disposition thereof appears to be advantageous to achieve our investment objectives or until the sale of the properties is warranted, even if it appears that such objectives will not be met. Our General Partners intend to sell properties acquired for development after holding such properties for a period of 10 years from the date the development is completed, and intend to sell existing income-producing properties within 10 to 12 years after their acquisition, or as soon thereafter as market conditions permit. This is the period of time it typically takes to realize significant appreciation of the type of property in which we traditionally invest. However, our General Partners may exercise their discretion as to whether and when to sell a property, and we will have no obligation to sell properties at any particular time, except upon the termination of the Partnership as specified in the partnership agreement, or earlier if a majority of you vote to liquidate the Partnership pursuant to a formal proxy to liquidate. We cannot predict with any certainty the various market conditions affecting real estate investments that will exist at any particular time in the future. Due to the uncertainty of market conditions which may affect the future disposition of our properties, we cannot assure you that we will be able to sell our properties at a profit in the future. Accordingly, the timing of liquidation of the Partnership and the extent to which you will receive cash distributions and realize potential appreciation on our real estate investments will be dependent upon fluctuating market conditions.

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

Our General Partners or their affiliates perform services for us in connection with the management and leasing of our properties. Our affiliates may receive property management, leasing, and asset management fees of 4.5% of gross revenues in connection with the commercial properties we own. In addition, we will reimburse our General Partners or their affiliates for the administrative services necessary to our prudent operation, which includes actual costs of goods, services, and materials used for or by the Partnership. These fees and reimbursements will reduce the amount of cash available for capital expenditures to our properties or distributions to our limited partners.

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

Although gains from the sale of properties typically represent a substantial portion of any profits attributable to real estate investments, we cannot assure you that we will realize any gains on the sale of our properties. In any event, you should not expect distribution of such proceeds to occur during the early years of our operations. We generally will not sell properties until at least 10 to 12 years after the acquisition of the properties, and our General Partners may exercise their discretion as to whether and when to sell a property; therefore, we have no obligation to sell properties at any particular time. Further, receipt of the full proceeds of such sales may be extended over a substantial period of time following the sales. In addition, the amount of taxable gain allocated to you with respect to the sale of a Partnership property could exceed the cash proceeds received from such sale. While proceeds from the sale of a property will generally be distributed to investors, the General Partners, in their sole discretion, may not make such distribution if such proceeds are used to:

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

We may be required to expend substantial funds for tenant improvements and tenant refurbishments to vacated space and other lease-up costs. Substantially all of our net offering proceeds available for investment were used for investment in Partnership properties, and we do not anticipate that we will maintain permanent working capital reserves. We also have no identified funding source to provide funds that may be required in the future for tenant improvements, tenant refurbishments, and other lease-up costs in order to attract new tenants. We cannot assure you that any such source of funding will be available to us for such purposes in the future. In the event that we are required to use net cash from operations to fund such tenant improvements, tenant refurbishments, and other lease-up costs, cash distributions to limited partners holding Cash Preferred Units will be reduced or eliminated for potentially extended periods of time.

Concentration of Credit Risk

The Partnership maintains bank accounts with high-credit, quality financial institutions. At times, our cash balances may exceed the federally insured limits.

Marketability and Transferability Risks

There is no public trading market for your units.

There is no public market for your units, and we do not anticipate that any public trading market for your units will ever develop. If you attempt to sell your units, you would likely do so at substantially discounted prices on the secondary market. Further, our partnership agreement restricts our ability to participate in a public trading market or anything substantially equivalent to one by providing that any transfer which may cause us to be classified as a “publicly traded partnership” as defined in Section 7704 of the Internal Revenue Code shall be deemed void and shall not be recognized. Because classification of the Partnership as a “publicly traded partnership” may significantly decrease the value of your units, our General Partners intend to use their authority to the maximum extent possible to prohibit transfers of units, which could cause us to be classified as a “publicly traded partnership.”

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

The estimated unit valuations contained in this Annual Report on Form 10-K should not be viewed as an accurate reflection of the value of the limited partners’ units, what limited partners might be able to sell their units for, or the fair market value of the Partnership’s properties, nor do they necessarily represent the amount of net proceeds limited partners would receive if the Partnership’s properties were sold and the proceeds distributed in a liquidation of the Partnership in accordance with the net sale proceeds distribution allocation outlined in the partnership agreement. There is no established public trading market for the Partnership’s limited partnership units, and it is not anticipated that a public trading market for the units will ever develop. We did not obtain any third-party appraisals of our properties in connection with these estimated unit valuations. In addition, property values are subject to change and could decline in the future. The valuations performed by the General Partners are estimates only and are based on a number of assumptions that may not be accurate or complete and may or may not be applicable to any specific limited partnership units. Further, these estimated valuations are applicable only to limited partners who purchased their units directly from the Partnership in the Partnership’s original public offering of units. It also should be noted that as properties are sold and the net proceeds from property sales are distributed to limited partners, the remaining value of the Partnership’s portfolio of properties and the resulting value of the Partnership’s limited partnership units will naturally decline.

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

We may be selling properties at the same time as other Wells programs are buying and selling properties. We may have acquired or be selling properties in geographic areas where other Wells programs own properties or are trying to sell properties, which could lower the return on your investment.

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

Our federal income tax returns may be audited by the IRS. Any audit of the Partnership could result in an audit of your tax return, causing adjustments of items unrelated to your investment in the Partnership, in addition to adjustments to various Partnership items. In the event of any such adjustments, you might incur accountants’ or attorneys’ fees, court costs, and other expenses contesting deficiencies asserted by the IRS. You may also be liable for interest on any underpayment and certain penalties from the date your tax was originally due. The tax treatment of all Partnership items will generally be determined at the Partnership level in a single proceeding rather than in separate proceedings with each partner, and our General Partners are primarily responsible for contesting federal income tax adjustments proposed by the IRS. In this connection, our General Partners may extend the statute of limitations as to all partners and, in certain circumstances, may bind the partners to a settlement with the IRS. Further, our General Partners may cause us to elect to be treated as an “electing large partnership.” If they do, we could take advantage of simplified flow-through reporting of Partnership items. Adjustments to Partnership items would continue to be determined at the Partnership level, however, and any such adjustments would be accounted for in the year they take effect, rather than in the year to which such adjustments relate. Accordingly, if you make an election to change the status of your units between the years in which a tax benefit is claimed and an adjustment is made, you may suffer a disproportionate adverse impact with respect to any such adjustment. Further, our General Partners will have the discretion in such circumstances either to pass along any such adjustments to the partners or to bear such adjustments at the Partnership level, thereby potentially adversely impacting the holders of a particular class of units disproportionately to holders of the other class of units.

State and local taxes and a requirement to withhold state taxes may apply.

The state in which you reside may impose an income tax upon your share of our taxable income. Further, states in which we own properties may impose income taxes upon your share of our taxable income allocable to any Partnership property located in that state or other taxes on limited partnerships owning properties in their states. Many states have implemented or are implementing programs to require partnerships to withhold and pay state income taxes owed by nonresident partners relating to income-producing properties located in their states, and we may be required to withhold state taxes from cash distributions otherwise payable to you. In the event we are required to withhold state taxes from your cash distributions, or pay other state taxes, the amount of the net cash from operations otherwise payable to you would be reduced. In addition, such collection and filing requirements at the state level may result in increases in our administrative expenses, which would have the effect of reducing cash available for distribution to you. You are urged to consult with your own tax advisors with respect to the impact of applicable state and local taxes and state tax withholding requirements or other potential state taxes relating to an investment in our units.

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

There were no unresolved SEC staff comments as of December 31, 2010.

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

				Leased % as of December 31,
Joint Venture	Joint Venture Partners	Ownership %	Properties	2010		2009	2008	2007	2006
Wells Fund XIII-REIT Joint Venture Partnership (“Fund XIII-REIT Associates”)	•Wells Real Estate Fund XIII, L.P. •Piedmont Operating Partnership, LP	28.1% 71.9%	1. 8560 Upland Drive Two connected one-story office and assembly buildings located in Parker, Colorado	100%		100%	100%	100%	100%
			2. Two Park Center (formally known as the AIU – Chicago Building) A four-story office building located in Hoffman Estates, Illinois	100%	(1)	83%	83%	83%	100%

Fund XIII and Fund XIV Associates (“Fund XIII-XIV Associates”)	•Wells Real Estate Fund XIII, L.P. •Wells Real Estate Fund XIV, L.P.	47.3% 52.7%	3. Siemens – Orlando Building Two one-story office buildings located in Orlando, Florida	100%		100%	100%	100%	100%
			4. Randstad – Atlanta Building(2) Four-story office building located in Atlanta, Georgia	—		—	—	—	100%
			5. 7500 Setzler Parkway(3) One-story office and warehouse building located in Brooklyn Park, Minnesota	—		—	—	—	100%

(1)	Effective in January 2011, Two Park Center is 38% leased.
(2)	This property was sold in April 2007.
(3)	This property was sold in January 2007.

Wells Real Estate Fund XIV, L.P. is affiliated with the Partnership through common general partners. Each of the properties described above was acquired on an all-cash basis.

Lease Expirations

As of December 31, 2010, the lease expirations scheduled during the following 10 years for all properties in which the Partnership held an interest through the Joint Ventures, assuming no exercise of renewal options or termination rights, are summarized below:

Year of Lease Expiration	Number of Leases Expiring	Square Feet Expiring	Annualized Gross Base Rent in Year of Expiration	Partnership Share of Annualized Gross Base Rent in Year of Expiration(1)	Percentage of Total Square Feet Expiring	Percentage of Total Annualized Gross Base Rent in Year of Expiration
2011(2)	2	207,405	$2,408,435	$858,782	71.4%	69.0%
2012(3)	2	69,973	860,161	274,258	24.1	24.6
2013(4)	1	13,086	221,965	104,990	4.5	6.4

	5	290,464	$3,490,561	$1,238,030	100.0%	100.0%

(1)	The Partnership’s share of annualized gross base rent in year of expiration is calculated based on the Partnership’s ownership percentage in the joint venture that owns the leased property.

(2)	8560 Upland Drive: Quantum Corporation lease (approximately 148,200 square feet) and Siemens – Orlando Building: Siemens Shared Services, LLC lease (approximately 59,200 square feet).

(3)	Two Park Center: American InterContinental University, Inc. lease (approximately 60,100 square feet) and Siemens – Orlando Building: Etour and Travel, Inc. lease (approximately 9,900 square feet).

(4)	Siemens – Orlando Building: Rinker Materials of Florida, Inc. lease (approximately 13,100 square feet).

Property Descriptions

The properties in which the Partnership owns an interest through the Joint Ventures during the periods presented are further described below:

8560 Upland Drive

The 8560 Upland Drive property consists of two one-story office buildings connected to a light assembly building containing approximately 148,000 rentable square feet located in Parker, Colorado. Additionally, Fund XIII-REIT Associates purchased an undeveloped 3.43-acre tract of land immediately adjacent to 8560 Upland Drive. The 8560 Upland Drive property was under a lease agreement with Advanced Digital Information Corporation (“ADIC”) for the entire property, which commenced in December 2001 and was set to expire on December 31, 2011. On July 31, 2006, ADIC assigned its lease rights to Quantum Corporation (“Quantum”). Quantum has the right to extend the lease for two additional five-year periods of time by giving written notice to the landlord at least nine months prior to the expiration date of the then current lease term. The base rent payable for each extended term of the lease will be the then-current market rate. As of December 31, 2010, the annualized base rent was approximately $1,433,000, increasing approximately 2% annually each January through the expiration of the lease. The annualized base rent in 2011 will be approximately $1,461,000.

Two Park Center

Two Park Center is a four-story office building containing approximately 194,000 rentable square feet located in Hoffman Estates, Illinois. Through December 31, 2010, approximately 82% of the building was under a lease agreement with American Intercontinental University, Inc. (“AIU”). Approximately 1% of the building is leased to Piedmont Office Management, LLC (approximately 1,200 square feet for the management office, expiring December 2025).

The initial AIU lease, which included approximately 74,300 square feet, commenced in May 2002 and was set to expire in June 2008. AIU entered into lease amendments to occupy additional space, including (i) approximately 4,400 square feet, which commenced in April 2003 and was also set to expire in June 2008, (ii) approximately

49,000 square feet, which commenced in July 2003 and expired in December 2010, (iii) approximately 4,100 square feet, which commenced in May 2004 and also expired in December 2010, (iv) approximately 13,500 square feet, which commenced in February 2005 and was set to expire in October 2008, and (v) approximately 7,200 square feet, which commenced in February 2005 and was set to expire in June 2008. In October 2005, AIU amended its lease in order to occupy additional space of approximately 7,300 square feet, and to extend all of the termination dates to December 31, 2010. On July 19, 2010, AIU entered into a lease amendment which reduced AIU’s square footage from approximately 159,700 square feet to approximately 60,100 square feet, effective January 1, 2011, and extended the lease term on the reduced square footage from December 31, 2010 to December 31, 2012. In addition, on January 25, 2011, AIU entered into an amendment to lease an additional 13,500 square feet which commences on March 1, 2011 and extends through December 31, 2012. As of December 31, 2010, the annual base rent payable under the original AIU lease was approximately $2,579,000. The annualized rent payable in 2012 for the extended portions of the AIU lease for approximately 38% of the building will be approximately $1,002,000.

Siemens – Orlando Building

The Siemens – Orlando Building is comprised of two single-story office buildings containing approximately 82,000 aggregate rentable square feet, on an approximately 7.5-acre tract of land located in Orlando, Florida. The Siemens – Orlando Building, which was completed in 2002, is under lease agreements with Siemens Shared Services, LLC (approximately 72%); Rinker Materials of Florida, Inc. (approximately 16%); and Etour and Travel, Inc. (approximately 12%). Siemens Shared Services, LLC (“Siemens”) occupies approximately 59,200 rentable square feet of the Siemens – Orlando Building. The initial Siemens lease, which included approximately 52,100 square feet, commenced on October 1, 2002 and expired on September 30, 2009. On August 15, 2007, Siemens exercised its right of first refusal to lease approximately 7,100 additional square feet of space through September 30, 2009. On May 20, 2009, Fund XIII-XIV Associates completed a lease amendment with Siemens that extended the termination date of the lease from September 30, 2009 to September 30, 2011. As of December 31, 2010, the annual base rent payable under the Siemens lease was approximately $947,000 and will remain the same through the expiration of the lease.

Rinker Materials of Florida, Inc. (“Rinker”) occupies approximately 13,100 rentable square feet of the Siemens – Orlando Building. The Rinker lease commenced in April 2003 and expires in April 2013. Rinker has the right, at its option, to extend the initial term of its lease for two additional five-year periods at the then-current market rental rate but not less than the base rent last payable under this lease as renewed. As of December 31, 2010, the annual base rent payable under the Rinker lease is approximately $209,000, increasing approximately 3% annually each April through the expiration of the lease. The annualized base rent payable in 2013 will be approximately $222,000.

Etour and Travel, Inc. (“Etour”), formerly Cape Canaveral Tour and Travel, Inc., occupies approximately 9,900 rentable square feet of the Siemens – Orlando Building. Etour is a subsidiary of Kosmas Group International, Inc. (“Kosmas”), the guarantor of the Etour leases. The Etour lease was set to expire November 30, 2007. On May 24, 2007, Etour exercised its first renewal option, which commenced on December 1, 2007 and expires on November 30, 2012. Etour has the right, at its option, to extend the initial term of its lease for one additional five-year period at the then-current market rental rate. As of December 31, 2010, the annual base rent payable under the Etour lease was approximately $164,000. The annualized base rent payable in 2012 will be approximately $169,000.

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

Summary

As of February 28, 2011, 3,213,008 Cash Preferred Units and 559,040 Tax Preferred Units, held by a total of 1,259 and 138 limited partners, respectively, were outstanding. Original capital contributions were equal to $10.00 per each limited partnership unit; to date, the Partnership has returned capital in the form of distributions of net sale proceeds to its limited partners equal to, on average, $4.36 per Cash Preferred Unit and $7.89 per Tax Preferred Unit, as further described below. A public trading market has not been established for the Partnership’s limited partnership units, nor is such a market anticipated to develop in the future. The partnership agreement provides the General Partners with the right to prohibit transfers of units under certain circumstances.

Unit Valuation

Because fiduciaries of retirement plans subject to ERISA and the IRA custodians are required to determine and report the value of the assets held in their respective plans or accounts on an annual basis, the General Partners are required under the partnership agreement to report estimated unit values to the limited partners each year in the Partnership’s Annual Report on Form 10-K. The methodology to be utilized for determining such estimated unit values under the partnership agreement requires the General Partners to estimate the amount a unit holder would receive assuming that the Partnership’s properties were sold at their estimated fair market values as of the end of the Partnership’s fiscal year and the proceeds therefrom, plus the amount of net sale proceeds held by the Partnership at year-end from previous property sales, if any, were distributed to the limited partners in liquidation in accordance with the net sale proceeds distribution allocation outlined in the partnership agreement. The estimated unit valuations are intended to be an estimate of the distributions that would be made to limited partners who purchased their units directly from the Partnership in the Partnership’s original public offering of units, taking into account conversion elections as provided for in the partnership agreement.

The General Partners of the Partnership recently completed their estimated unit valuations as of December 31, 2010. Utilizing the foregoing methodology, the General Partners have estimated the Partnership’s unit valuations, based on their estimates of property values as of December 31, 2010, to be approximately $4.00 per Cash Preferred Unit and $3.78 per Tax Preferred Unit, based upon market conditions existing in early December 2010. These estimates should not be viewed as an accurate reflection of the value of the limited partners’ units, how much limited partners might be able to sell their units for, or the fair market value of the Partnership’s properties, nor do they necessarily represent the amount of net proceeds limited partners would receive if the Partnership’s properties were sold and the proceeds were distributed in a liquidation of the Partnership. There is no established public trading market for the Partnership’s limited partnership units, and it is not anticipated that a public trading market for the units will ever develop. In addition, property values are subject to change and could decline in the future. While, as required by the partnership agreement, the General Partners have obtained an opinion from The David L. Beal Company, an independent appraiser certified by the Member Appraisal Institute, to the effect that such estimates of value were deemed reasonable and were prepared in accordance with appropriate methods for valuing real estate, no actual appraisals were obtained due to the inordinate expense that would be involved in obtaining appraisals for all of the Partnership’s properties.

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

It should also be noted that as the Partnership’s properties are sold and the net proceeds from property sales are distributed to limited partners, the remaining value of the Partnership’s portfolio of properties, and resulting value of Partnership’s limited partnership units, will naturally decline. In considering the foregoing estimated unit valuations, it should be noted that the Partnership has previously distributed net sale proceeds in the amount of $4.36 per Cash Preferred Unit and $7.89 per Tax Preferred Unit to its limited partners. These amounts are intended to represent the per-unit distributions received by limited partners who purchased their units directly from the Partnership in the Partnership’s original public offering of units, and who have made no conversion elections under the partnership agreement. Limited partners who have made one or more conversion elections would have received different levels of per-unit distributions.

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

Operating cash distributions made to limited partners holding Cash Preferred Units during 2009 and 2010 are summarized below:

	Per Cash Preferred Unit
Operating Distributions for Quarter Ended	Total Operating Cash Distributed	Investment Income	Return of Capital
March 31, 2009	$136,143	$0.00	$0.04
June 30, 2009	$136,143	$0.00	$0.04
September 30, 2009	$0	$0.00	$0.00
December 31, 2009	$0	$0.00	$0.00
March 31, 2010	$0	$0.00	$0.00
June 30, 2010	$0	$0.00	$0.00
September 30, 2010	$0	$0.00	$0.00
December 31, 2010	$0	$0.00	$0.00

Operating distributions were accrued for accounting purposes in the quarter earned and paid to the Cash Preferred limited partners in the following quarter. No operating cash distributions were paid to holders of Tax Preferred Units or to the General Partners during the years ended December 31, 2009 or 2010.

ITEM 6.	SELECTED FINANCIAL DATA.

A summary of the selected financial data as of and for the fiscal years ended December 31, 2010, 2009, 2008, 2007, and 2006 for the Partnership is provided below. The comparability of net income for the periods presented below is impacted by the sale of properties described in Item 2.

	2010	2009	2008	2007	2006
Total assets	$14,709,630	$13,950,731	$13,603,459	$13,915,352	$20,961,702
Equity in income of Joint Ventures	$961,940	$786,177	$573,477	$3,026,738	$925,459
Net income	$775,586	$626,923	$392,684	$3,066,532	$789,548
Net income (loss) allocated to:
Cash Preferred Limited Partners	$767,830	$623,377	$390,028	$1,290,150	$1,756,977
Tax Preferred Limited Partners	$0	$0	$0	$1,776,382	$(967,429)
General Partners	$7,756	$3,546	$2,656	$0	$0
Net income (loss) per weighted-average Limited Partner Unit:
Cash Preferred	$0.24	$0.19	$0.12	$0.40	$ 0.55
Tax Preferred	$0.00	$0.00	$0.00	$3.17	$(1.75)
Operating Cash Distributions per weighted-average Cash Preferred Limited Partner Unit:
Investment Income	$0.00	$0.00	$0.00	$0.45	$ 0.56
Return of Capital	$0.00	$0.08	$0.13	$0.03	$ 0.00
Operating Cash Distributions per weighted-average Tax Preferred Limited Partner Unit:
Investment Income	$0.00	$0.00	$0.00	$0.00	$ 0.00
Return of Capital	$0.00	$0.00	$0.00	$0.00	$ 0.00
Distribution of net sale proceeds per weighted-average Limited Partner Unit:
Cash Preferred	$0.00	$0.00	$0.00	$2.05	$ 0.00
Tax Preferred	$0.00	$0.00	$0.00	$3.27	$ 0.00

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Selected Financial Data presented in Item 6 and our accompanying financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I of this report and “Risk Factors” in Item 1A. of this report.

Overview

Portfolio Overview

We are currently in the positioning-for-sale phase of our life cycle. We have sold four of the seven properties in which we have held interests. On July 19, 2010, Fund XIII-REIT Associates and AIU entered into a lease amendment at Two Park Center which reduced AIU’s square footage from approximately 83% of the building to approximately 31% of the building, effective January 1, 2011, and extended the lease term on the reduced square footage from December 31, 2010 to December 31, 2012. In addition, on January 25, 2011, AIU entered into an amendment to lease an additional 13,500 square feet which commenced on March 1, 2011 and extends through December 31, 2012. Our focus at this time involves leasing and marketing efforts that we believe will ultimately result in the best disposition pricing of our assets for our investors.

The fourth quarter 2010 operating distributions to limited partners holding Cash Preferred Units were reserved. We anticipate that operating distributions will continue to be reserved in the near-term as a result of our intention to fund our pro rata share of property operating costs and anticipated re-leasing costs for our remaining properties as existing leases expire.

Property Summary

As we move further into the positioning-for-sale phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we will seek to maximize returns to our limited partners by negotiating long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs, and portfolio costs. As properties are positioned for sale, our attention will shift to locating suitable buyers, negotiating purchase-sale contracts that will attempt to maximize the total return to our limited partners and minimize contingencies and potential post-closing obligations to buyers. As of February 28, 2011, the Partnership owned interests in three properties.

Information relating to the properties owned, or previously owned, by the Joint Ventures is provided below:

•	The AmeriCredit Building was sold on April 13, 2005.

•	The John Wiley Building was sold on April 13, 2005.

•	The 7500 Setzler Parkway building was sold on January 31, 2007.

•	The Randstad – Atlanta Building was sold on April 24, 2007.

•	8560 Upland Drive, located in Parker, Colorado, is 100% leased through December 2011.

•	Two Park Center, located in Hoffman Estates, Illinois, a suburb of Chicago, is currently 38% leased to AIU through December 2012. We are actively marketing the vacant space in this building for lease.

•	The Siemens – Orlando Building, located in Orlando, Florida, is currently 100% leased to three tenants. The major lease to Siemens extends through September 2011.

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

As measured by the U.S. gross domestic product (“GDP”), the U.S. economy’s growth increased at an annual rate of 2.8% in the fourth quarter of 2010, according to estimates. This is an indication that the market has stabilized and an economic recovery is currently under way. For the full year of 2010, real GDP increased 2.8% compared with a 2.6% decrease in 2009. The main contributors to the increase in real GDP growth in 2010 were positive contributions from personal consumption expenditures, private domestic investment, and government consumption expenditures. While management believes the U.S. economy is beginning to show signs of recovery, we believe this recovery will be gradual and that downside risks related to factors, such as employment and housing, still exist.

Real estate market fundamentals underlying the U.S. office markets continued to deteriorate in 2010, as evidenced by a vacancy rate of 17.6% for the fourth quarter compared with 17.0% vacancy this same time a year ago. There was negative net absorption of 14.5 million square feet in 2010, in addition to the 79 million square feet of negative absorption in 2009. As anticipated, average rents have also declined from a $27.79 rate in fourth quarter 2009 to current rates of $27.53, a 0.94% decline. On a positive note, however, fourth quarter numbers show a positive net absorption of 2.5 million square feet, the first quarter of positive absorption since 2007, and a stabilization in vacancy rates and rental rates. Additionally, as the overall economy continues to improve, the office market should follow suit with modestly improving fundamentals in 2011.

Transaction volume for office properties increased significantly in 2010 with over $41 billion in transactions, more than doubling 2009 activity of $17.3 billion. Fourth quarter 2010 activity was $18.7 billion, which was more than all of 2009 activity combined. Much of the sales activity was made up of portfolio transactions and larger deals concentrated in major markets such as New York: Washington, D.C.: and Chicago. Capitalization rates (first year income returns) also experienced sharp declines in 2010, dropping nearly 200 basis points overall. Average central business district capitalization rates finished the year at 6.2%, a 225 basis point reduction from 2009, and suburban rates averaged 7.7%, 135 basis points lower than 2009. Both exchange-listed REITs and nontraded REITs were the largest buyers of real estate in 2010, with over $8 billion of total transaction activity. Commercial mortgage-backed securities also made a return in 2010, which bodes well for 2011 financing expectations.

After a sluggish office market in 2009, recent transaction activity suggests that the market has bottomed out and headed towards an even stronger, healthier recovery. Nevertheless, the majority of transactions in 2010 continued to be well-tenanted assets in primary markets. This disparity is largely determined by cash flow quality, investor profile, and location of the asset. Properties that are in top-tier markets with credit tenants and lack of near-term lease rollover are commanding significantly higher prices and lower capitalization rates than properties lacking these qualities. Recent pricing spreads and sales volumes in Washington, D.C.; New York; San Francisco; Boston; Chicago; and other desirable markets validate this trend. Additionally, rising delinquencies and looming debt maturities could force distressed sellers to dispose of assets at discounted prices. Even though evidence shows little distressed office sales compared to the amount of distressed assets, in the fourth quarter of 2010, distressed office sales exceeded the previous three quarters combined and accounted for 17% of all office transactions in the fourth quarter of 2010. Cash buyers should be in prime position to capitalize on these distressed situations should they occur.

Impact of Economic Conditions on our Portfolio

While some of the market conditions noted above may indicate expected changes in rental rates, the extent to which our portfolio may be affected is dependent upon the contractual rental rates currently provided in existing leases at the properties we own. As the majority of our in place leases are at properties that were acquired at times during which the market demanded higher rental rates, as compared with today, new leasing activities in certain markets may result in a decrease in future rental rates. Additionally, the turbulence in the credit markets may adversely affect the ability of potential purchasers of our properties to obtain financing.

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

Short- Term Liquidity

During the year ended December 31, 2010, we generated net operating cash flows, including operating distributions received from the Joint Ventures, of approximately $1,216,000. Operating distributions from the Joint Ventures generally consist of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. We continued to withhold the net operating cash flows generated in 2010 to fund our pro rata share of anticipated re-leasing costs for our remaining properties as existing leases expire. The extent to which any future operating distributions are paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs to fund our share of property operating costs, tenant re-leasing costs, and other capital improvements for properties owned by the Joint Ventures. We anticipate that operating distributions from the Joint Ventures may decline in the near-term as a result of funding our pro rata share of anticipated re-leasing costs for our remaining properties as existing leases expire.

We believe that the cash on hand and operating distributions due from the Joint Ventures are sufficient to cover our working capital needs, including those provided for within our total liabilities of approximately $20,000, as of December 31, 2010.

Long-Term Liquidity

We expect that our future sources of capital will be primarily derived from operating cash flows generated from the properties owned by the Joint Ventures and net proceeds generated from the sale of those properties. Our future long-term liquidity requirements will include, but not be limited to, funding our share of tenant improvements, renovations, expansions, and other significant capital improvements necessary for properties owned through the Joint Ventures. We expect to continue to use substantially all future net cash flows from operations, including distributions received from the Joint Ventures, to fund our pro rata share of property operating costs, leasing costs, and capital expenditures necessary to position our properties for sale. To the extent that residual operating cash flows remain after considering these funding requirements, we would then distribute such residual operating cash flow to the limited partners.

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

As of December 31, 2010, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

Property Sold	Net Sale Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of December 31, 2010	Undistributed Net Sale Proceeds as of December 31, 2010
				Amount	Purpose
AmeriCredit Building (sold in 2005)	$14,301,802	28.11%	$4,020,236	$0	—	$4,020,236	$0

John Wiley Building (sold in 2005)	$21,427,599	28.11%	6,023,298	0	—	6,023,298	0

7500 Setzler Parkway (sold in 2007)	$8,723,080	47.30%	4,126,017	0	—	4,126,017	0

Randstad-Atlanta Building (sold in 2007)	$8,992,600	47.30%	4,253,500	0	—	4,240,448	13,052

Total			$18,423,051	$0		$18,409,999	$13,052

Upon evaluating the capital needs of the properties in which we currently own an interest, our General Partners have determined to reserve the remaining net sale proceeds.

Results of Operations

Comparison of the year ended December 31, 2009 vs. the year ended December 31, 2010

Equity in Income of Joint Ventures

Equity in income of Joint Ventures increased from $786,177 for the year ended December 31, 2009 to $961,940 for the year ended December 31, 2010. This increase is primarily attributable to (i) a decrease in amortization of intangible lease assets due to the 2009 expiration of the original term of a lease in place at the time of acquisition at the Siemens – Orlando Building, (ii) an increase in rental income at the Siemens – Orlando Building related to the two-year lease extension with the majority tenant at that property effective in October 2009, and (iii) a decrease in real estate taxes levied at the Two Park Center in 2010, partially offset by (iv) an increase in depreciation expense at the Siemens – Orlando Building associated with tenant improvement projects completed in 2010.

We anticipate equity in income of Joint Ventures to decline in 2011 as a result of the reduction of square footage leased by AIU at Two Park Center. In addition, if we are unable to secure a suitable replacement tenant for the remaining portion of Two Park Center in a timely manner, if the sole tenant of the 8560 Upland Drive Building does not extend its current lease (which is currently scheduled to expire in December 2011) and/or the majority tenant of the Siemens – Orlando Building does not extend its current lease (which is currently scheduled to expire in September 2011) and we are unable to secure suitable replacement tenants in a timely manner, we would expect equity in income of Joint Ventures to decline further in future periods.

General and Administrative Expenses

General and administrative expenses increased from $159,254 for the year ended December 31, 2009 to $186,354 for the year ended December 31, 2010. This increase is attributable to a temporary difference in accounting fees related to the timing of work performed by our external accountants and additional administrative reimbursements resulting primarily from a reduction in the economies of scale available to the Partnership for investor support services.

We anticipate that future general and administrative expenses will vary primarily based on future changes in our reporting and regulatory requirements.

Comparison of the year ended December 31, 2008 vs. the year ended December 31, 2009

Equity in Income of Joint Ventures

Equity in income of Joint Ventures increased from $573,477 for the year ended December 31, 2008 to $786,177 for the year ended December 31, 2009. This increase is primarily attributable to a decrease in amortization of intangible lease assets due to the expiration of the original term of leases in place at the time of acquisition at the Two Park Center in June 2008 and the Siemens – Orlando Building in September 2009 as well as a decrease in repair and maintenance expenses at Two Park Center.

General and Administrative Expenses

General and administrative expenses decreased from $181,724 for the year ended December 31, 2008 to $159,254 for the year ended December 31, 2009. This decrease is primarily attributable to a decrease in Illinois replacement taxes as well as a temporary difference in accounting fees related to the timing of work performed by our external accountants in 2009 as compared to the prior year. We estimate Illinois replacement taxes based on an estimate of the apportionment of income allocable to the Partnership from the property in Illinois relative to income allocable to the Partnership from all properties as if earned ratably during the calendar year. Thus, our future estimates of Illinois replacement tax expenses will fluctuate as the relationship of income earned by the Partnership from the property in Illinois fluctuates relative to income earned by the Partnership from all properties in the future.

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

Evaluating the Recoverability of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets and related intangible assets in which we have an ownership interest through investments in the Joint Ventures, may not be recoverable. When indicators of potential impairment are present that suggest that the carrying amounts of real estate assets and related intangible assets may not be recoverable, we assess the recoverability of the real estate assets and related intangible assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that such expected undiscounted future cash flows for assets held for use, or the estimated fair values less costs to sell, for assets held for sale, do not exceed the respective assets’ carrying values, we adjust the real estate assets and related intangible assets to their respective estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognize an impairment loss. Estimated fair values are determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value. We have determined that there has been no impairment in the carrying value of any of our real estate assets held as of December 31, 2010.

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

Related-Party Transactions and Agreements

We have entered into agreements with Wells Capital; Wells Management, an affiliate of our General Partners: or their affiliates, whereby we pay certain fees and expense reimbursements to Wells Capital, Wells Management, or their affiliates for asset management; the management and leasing of our properties; administrative services relating to accounting, property management, and other partnership administration; and incur the related expenses. See Item 13, “Certain Relationships and Related Transactions,” for a description of these fees and reimbursements and amounts incurred and “Risk Factors – Conflicts of Interest” in Item 1A. of this report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Since we do not borrow any money, make any foreign investments, or invest in any market risk- sensitive instruments, we are not subject to risks relating to interest rates, foreign currency exchange rate fluctuations, or the other market risks contemplated by Item 305 of Regulation S-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements and supplementary data are detailed under Item 15 (a) and filed as part of the report on the pages indicated.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with the Partnership’s independent public accountants during the years ended December 31, 2010 and 2009.

ITEM 9A.	CONTROL AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management of Wells Capital, one of our General Partners, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934 as of December 31, 2010. Based upon that evaluation, which was completed as of the end of the period covered by this Form 10-K, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2010 in providing a reasonable level of assurance that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2010. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes that our system of internal control over financial reporting met those criteria, and therefore our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2010.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to SEC rules adopted in conformity with the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

For the quarter ended December 31, 2010, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT’S GENERAL PARTNERS.

Wells Capital

Wells Capital, our corporate general partner, was formed in April 1984. The executive offices of Wells Capital are located at 6200 The Corners Parkway, Norcross, Georgia 30092. Leo F. Wells, III is the sole Director and the President of Wells Capital. Wells Capital was organized under the Georgia Business Corporation Code, and is primarily in the business of serving as general partner or as an affiliate of the general partner in affiliated public limited partnerships (“Wells Real Estate Funds”). Wells Capital or its affiliates serve as the advisor to Wells Real Estate Investment Trust II, Inc.; Wells Core Office Income REIT, Inc. (formerly Wells Real Estate Investment Trust, III, Inc.); and Wells Timberland REIT, Inc. (collectively, the “Wells REITs”), each of which is a Maryland corporation. In these capacities, Wells Capital performs certain services for Wells Real Estate Funds and the Wells REITs, including presenting, structuring, and acquiring real estate investment opportunities; entering into leases and service contracts on acquired properties; arranging for and completing the disposition of properties; and providing other services such as accounting and administrative functions. Wells Capital is a wholly owned subsidiary of WREF, of which Leo F. Wells, III is the sole stockholder.

Leo F. Wells, III

Mr. Wells, 67, who serves as one of our General Partners, is the president, treasurer, and sole director of Wells Capital, which is our corporate general partner. He is also the sole stockholder, president, and sole director of WREF, the parent corporation of Wells Capital, Wells Management, Wells Investment Securities, Inc. (“WIS”), and Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which Mr. Wells serves as principal broker. He is also the president, treasurer, and sole director of:

•	Wells Management, our property manager;

•	Wells Asset Management, Inc.;

•	Wells & Associates, Inc.; and

•	Wells Development Corporation, a company he organized in 1997 to develop real properties.

Mr. Wells is a director of Wells Real Estate Investment Trust II, Inc. and the president and a director of Wells Core Office Income REIT, Inc., which are public real estate programs not listed on a securities exchange. He is also the president of Wells Timberland REIT, Inc., which is also a public real estate program not listed on a securities exchange. From 1998 to 2007, Mr. Wells served as president and Chairman of the Board of Piedmont REIT, formerly known as Wells Real Estate Investment Trust, Inc., a public, non-traded REIT sponsored by WREF, until April 16, 2007, when Piedmont REIT acquired certain entities formerly affiliated with WREF and became a self-advised REIT.

Mr. Wells was a real estate salesman and property manager from 1970 to 1973 for Roy D. Warren & Company, an Atlanta-based real estate company, and he was associated from 1973 to 1976 with Sax Gaskin Real Estate Company. From 1980 to February 1985, he served as Vice President of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. Mr. Wells holds a Bachelor of Business Administration degree in economics from the University of Georgia. Mr. Wells is an inaugural sponsor of the Financial Services Institute.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the officers and directors of our general partner, and persons who own 10% or more of any class of equity interests in the Partnership, to report their beneficial ownership of equity interests in the Partnership to the SEC. Their initial reports are required to be filed using the SEC’s Form 3, and they are required to report subsequent purchases, sales, and other changes using the SEC’s Form 4, which must be filed within two business days of most transactions. Officers, directors, and partners owning more than 10% of any class of equity interests in the Partnership are required by SEC regulations to furnish us with copies of all reports they file pursuant to Section 16(a).

Financial Oversight Committee

The Partnership does not have a board of directors or an audit committee. Accordingly, as our corporate general partner, Wells Capital has established a Financial Oversight Committee consisting of Douglas P. Williams, as the Principal Financial Officer; Randall D. Fretz, as the Senior Vice President of our corporate general partner; and Kevin Race, as Chief of Financial Strategy. The Financial Oversight Committee serves the equivalent function of an audit committee for, among others, the following purposes: appointment, compensation, review, and oversight of the work of our independent registered public accountants, and establishing and enforcing the code of ethics. However, since neither the Partnership nor its corporate general partner has an audit committee and the Financial Oversight Committee is not independent of the Partnership or the General Partners, we do not have an “audit committee financial expert.”

Code of Ethics

The Partnership has adopted a code of ethics applicable to our corporate general partner’s Principal Executive Officer and Principal Financial Officer, as well as the principal accounting officer, controller, or other employees of our corporate general partner performing similar functions on behalf of the Partnership, if any. The code of ethics is contained in the Business Standards/Code of Conduct/General Policies established by WREF. You may obtain a copy of this code of ethics, without charge, upon request by calling our Client Services Department at 800-557-4830 or 770-243-8282.

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

See Item 13, “Certain Relationships and Related Transactions,” for a description of the fees incurred by the Partnership payable to affiliates of the General Partners during the year ended December 31, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a)	No limited partner owns beneficially more than 5% of any class of the outstanding units of the Partnership.

(b)	Set forth below is the security ownership of management as of February 28, 2011.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Limited Partnership Units	Leo F. Wells, III	2,095.945 Units(1)	Less than 1%

(1)	Leo F. Wells, III owns 2,095.945 Cash Preferred Units through an individual retirement account.

(c)	No arrangements exist which would, upon operation, result in a change in control of the Partnership.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The compensation and fees we pay to our General Partners or their affiliates in connection with our operations are as follows:

Interest in Partnership Cash Flow and Net Sales Proceeds

The General Partners are entitled to receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the limited partners holding Cash Preferred Units have received preferential distributions equal to 10% of their adjusted capital accounts in each fiscal year. The General Partners are also entitled to receive a subordinated participation in net sales proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after limited partners holding Cash Preferred Units have received a return of their adjusted capital contributions plus a 10% cumulative return on their adjusted capital contributions, and limited partners holding Tax Preferred Units have received a return of their adjusted capital contributions plus a 15% cumulative return on their adjusted capital contributions; provided, however, that in no event shall the General Partners receive in the aggregate in excess of 15% of net sales proceeds and net financing proceeds remaining after payments to limited partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners did not receive any distributions of net cash from operations or net sales proceeds during the year ended December 31, 2010.

Management and Leasing Fees

We have entered into a property management, leasing, and asset management agreement with Wells Management, an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Partnership’s properties, owned directly or through the Joint Ventures, equal to the lesser of (a) fees that would be paid to a comparable outside firm, that is assessed periodically based on market studies, or (b) 4.5% of the gross revenues collected monthly; plus, a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month’s rent. In the case of commercial properties leased on a long-term net-lease basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, are included in equity in income of joint ventures in the accompanying statements of operations. Our share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures that are payable to Wells Management is $27,024, $27,904, and $26,829 for the years ended December 31, 2010, 2009, and 2008, respectively.

Administrative Reimbursements

Wells Capital, one of the our General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. We incurred administrative expenses of $107,152, $98,145, and $95,318 payable to Wells Capital and Wells Management for the years ended December 31, 2010, 2009, and 2008, respectively.

Real Estate Commissions

In connection with the sale of our properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (a) 50% of the commissions customarily charged by other brokers in arm’s-length transactions involving comparable properties in the same geographic area or (b) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after limited partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. No real estate commissions were paid to the General Partners or affiliates for the years ended December 31, 2010, 2009, or 2008.

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

Fees Paid to the Independent Registered Public Accountants

Frazier & Deeter, LLC serves as our independent registered public accountants and has provided audit services since September 22, 2006. All such fees are recognized in the period to which the services relate. A portion of such fees is allocated to the joint ventures in which the Partnership invests. The aggregate fees billed to the Partnership for professional accounting services by Frazier & Deeter, LLC, including the audit of the Partnership’s annual financial statements, for the fiscal years ended December 31, 2010 and 2009, are set forth in the table below.

	Frazier & Deeter, LLC
	2010	2009
Audit Fees	$37,395	$32,321
Audit-Related Fees	0	0
Tax Fees	0	0
Other Fees	0	0

Total	$37,395	$32,321

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

During the fiscal years ended December 31, 2010 and 2009, 100% of the services performed by Frazier & Deeter, LLC described above under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” and “Other Fees” were approved in advance by a member of the Financial Oversight Committee. In addition, fees were incurred for tax services performed by an accounting firm separate from the Partnership’s independent registered public accountants in each year presented.

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

WELLS REAL ESTATE FUND XIII, L.P.
(Registrant)

	By:	WELLS CAPITAL, INC.
(General Partner)

March 22, 2011		/s/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

March 22, 2011		/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

WELLS REAL ESTATE FUND XIII, L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Wells Real Estate Fund XIII, L.P.

We have audited the accompanying balance sheets of Wells Real Estate Fund XIII, L.P. (the “Partnership”) as of December 31, 2010 and 2009, and the related statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund XIII, L.P. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/    Frazier & Deeter, LLC

Atlanta, Georgia

March 22, 2011

WELLS REAL ESTATE FUND XIII, L.P.

BALANCE SHEETS

DECEMBER 31, 2010 AND 2009

ASSETS

	2010	2009
Investment in joint ventures	$11,617,830	$12,062,058
Cash and cash equivalents	2,735,416	1,519,750
Due from joint ventures	356,384	368,923

Total assets	$14,709,630	$13,950,731

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Accounts payable and accrued expenses	$11,068	$25,584
Due to affiliates	8,704	10,875

Total liabilities	19,772	36,459

Commitment and contingencies

Partners’ capital:
Limited partners:
Cash Preferred – 3,215,584 units issued and outstanding	14,675,900	13,908,070
Tax Preferred – 556,464 units issued and outstanding	0	0
General partners	13,958	6,202

Total partners’ capital	14,689,858	13,914,272

Total liabilities and partners’ capital	$14,709,630	$13,950,731

See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2010, 2009, AND 2008

	2010	2009	2008
EQUITY IN INCOME OF JOINT VENTURES	$961,940	$786,177	$573,477

INTEREST AND OTHER INCOME	0	0	931

GENERAL AND ADMINISTRATIVE EXPENSES	186,354	159,254	181,724

NET INCOME	$775,586	$626,923	$392,684

NET INCOME ALLOCATED TO:
CASH PREFERRED LIMITED PARTNERS	$767,830	$623,377	$390,028

TAX PREFERRED LIMITED PARTNERS	$0	$0	$0

GENERAL PARTNERS	$7,756	$3,546	$2,656

NET INCOME PER WEIGHTED-AVERAGE LIMITED PARTNER UNIT:
CASH PREFERRED	$0.24	$0.19	$0.12

TAX PREFERRED	$0.00	$0.00	$0.00

WEIGHTED-AVERAGE LIMITED PARTNER UNITS OUTSTANDING:
CASH PREFERRED	3,215,584	3,215,584	3,214,484

TAX PREFERRED	556,464	556,464	557,564

See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2010, 2009, AND 2008

	Limited Partners				General Partners	Total Partners’ Capital
	Cash Preferred		Tax Preferred
	Units	Amount	Units	Amount
BALANCE, December 31, 2007	3,211,384	$13,575,245	560,664	$0	$0	$13,575,245

Cash Preferred conversion elections	4,200	0	(4,200)	0	0	0
Net income	0	390,028	0	0	2,656	392,684
Distributions of operating cash flow ($0.13 per weighted-average Cash Preferred Unit)	0	(408,294)	0	0	0	(408,294)

BALANCE, December 31, 2008	3,215,584	13,556,979	556,464	0	2,656	13,559,635

Net income	0	623,377	0	0	3,546	626,923
Distributions of operating cash flow ($0.08 per weighted-average Cash Preferred Unit)	0	(272,286)	0	0	0	(272,286)

BALANCE, December 31, 2009	3,215,584	13,908,070	556,464	0	6,202	13,914,272

Net income	0	767,830	0	0	7,756	775,586

BALANCE, December 31, 2010	3,215,584	$14,675,900	556,464	$0	$13,958	$14,689,858

See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2010, 2009, AND 2008

	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$775,586	$626,923	$392,684
Operating distributions received from joint ventures	1,418,707	1,428,118	1,380,682
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint ventures	(961,940)	(786,177)	(573,477)
Operating changes in assets and liabilities:
Decrease (increase) in other assets	0	200	(8)
Decrease in accounts payable and accrued expenses	(14,516)	(9,900)	(7,546)
(Decrease) increase in due to affiliates	(2,171)	2,535	1,446

Net cash provided by operating activities	1,215,666	1,261,699	1,193,781

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in joint ventures	0	0	(63,293)

CASH FLOWS FROM FINANCING ACTIVITIES:
Operating distributions paid to limited partners from accumulated operating income	0	0	(206,129)
Operating distributions paid to limited partners in excess of accumulated operating income	0	(272,286)	(492,348)

Net cash used in financing activities	0	(272,286)	(698,477)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,215,666	989,413	432,011

CASH AND CASH EQUIVALENTS, beginning of year	1,519,750	530,337	98,326

CASH AND CASH EQUIVALENTS, end of year	$2,735,416	$1,519,750	$530,337

See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009, AND 2008

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

2. Two Park Center (formally known as the AIU – Chicago Building)
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

Investment in Joint Ventures

The Partnership has evaluated the Joint Ventures and concluded that none are variable-interest entities. The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Approval by the Partnership as well as the other joint venture partners is required for any major decision or any action that would materially affect the Joint Ventures, or their real property investments. Accordingly, the Partnership accounts for its investments in the Joint Ventures using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. Pursuant to the terms of the joint venture agreements, all income (loss) and distributions are allocated to joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations, if available, are generally distributed to the joint venture partners on a quarterly basis.

Evaluating the Recoverability of Real Estate Assets

The Partnership continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets owned through the Partnership’s investment in the Joint Ventures may not be recoverable. When indicators of potential impairment are present which suggest that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use, or the estimated fair value, less costs to sell, for assets held for sale do not exceed the respective asset carrying value, management adjusts the real estate assets to their respective estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets and recognizes an impairment loss. Estimated fair values are determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value.

While various techniques and assumptions can be used to estimate fair value depending on the nature of the asset or liability, the accounting standard for fair value measurements and disclosures describes three levels of inputs that may be used to measure fair value. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as little, if any, related market activity or information is available. Examples of Level 3 inputs include estimated holding periods, discount rates, market capitalization rates, expected lease rental rates, timing of new leases, and sales prices; additionally, the Partnership may assign an estimated probability-weighting to more than one fair value estimate based on the Partnership’s assessment of the likelihood of the respective underlying assumptions occurring as of the evaluation date. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The accounting standard for fair value measurements and disclosures was applied to the Partnership’s outstanding nonfinancial assets and nonfinancial liabilities effective January 1, 2009.

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

Recent Accounting Pronouncement

In January 2010, the Financial Accounting Standards Board clarified previously issued GAAP and issued new requirements related to Accounting Standards Codification Topic Fair Value Measurements and Disclosures (“ASU 2010-6”). The clarification component includes disclosures about inputs and valuation techniques used in determining fair value, and providing fair value measurement information for each class of assets and liabilities. The new requirements relate to disclosures of transfers between the levels in the fair value hierarchy, as well as the individual components in the rollforward of the lowest level (Level 3) in the fair value hierarchy. This change in GAAP became effective for the Partnership beginning January 1, 2010, except for the provision concerning the rollforward of activity of the Level 3 fair value measurement, which will become effective for the Partnership on January 1, 2011. The adoption of ASU 2010-6 has not had, and is not expected to have, a material impact on the Partnership’s financial statements or disclosures.

3.	INVESTMENT IN JOINT VENTURES

Due from Joint Ventures

As of December 31, 2010 and 2009, due from joint ventures represents the Partnership’s share of operating cash flow to be distributed for the fourth quarters of 2010 and 2009, respectively, from the Joint Ventures:

	2010	2009
Fund XIII-REIT Associates	$260,300	$232,347
Fund XIII-XIV Associates	96,084	136,576

	$356,384	$368,923

Summary of Investments

The Partnership’s investments and approximate ownership percentages in the Joint Ventures as of December 31, 2010 and 2009 are summarized below:

	2010		2009
	Amount	Percentage	Amount	Percentage
Fund XIII-REIT Associates	$7,641,692	28%	$8,023,199	28%
Fund XIII-XIV Associates	3,976,138	47%	4,038,859	47%

	$11,617,830		$12,062,058

Summary of Activity

Roll-forwards of the Partnership’s investment in the Joint Ventures for the years ended December 31, 2010 and 2009 are presented below:

	2010	2009
Investment in Joint Ventures, beginning of year	$12,062,058	$12,711,362
Equity in income of Joint Ventures	961,940	786,177
Distributions from Joint Ventures	(1,406,168)	(1,435,481)

Investment in Joint Ventures, end of year	$11,617,830	$12,062,058

Summary of Financial Information

Condensed financial information for the Joint Ventures as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009, and 2008, is presented below:

	Total Assets December 31,		Total Liabilities December 31,		Total Equity December 31,
	2010	2009	2010	2009	2010	2009
Fund XIII-REIT Associates	$30,098,283	$31,660,056	$2,913,322	$3,117,903	$27,184,961	$28,542,153
Fund XIII-XIV Associates	8,794,811	8,913,406	388,599	374,592	8,406,212	8,538,814

	$38,893,094	$40,573,462	$3,301,921	$3,492,495	$35,591,173	$37,080,967

	Total Revenues			Income From Continuing Operations			Loss From Discontinued Operations			Net Income
	For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,
	2010	2009	2008	2010	2009	2008	2010	2009	2008	2010	2009	2008
Fund XIII-REIT Associates	$6,743,548	$6,112,880	$6,067,027	$2,006,522	$1,810,897	$1,177,914	$0	$0	$0	$2,006,522	$1,810,897	$1,177,914
Fund XIII -XIV Associates	1,642,475	1,586,115	1,589,375	841,242	585,906	513,254	0	0	(855)	841,242	585,906	512,399

	$8,386,023	$7,698,995	$7,656,402	$2,847,764	$2,396,803	$1,691,168	$0	$0	$(855)	$2,847,764	$2,396,803	$1,690,313

The Partnership allocates its share of net income, net loss, and gain on sale generated by the properties owned by the Joint Ventures to its Cash Preferred and Tax Preferred limited partners pursuant to the partnership agreement provisions outlined in Note 2. The components of loss from discontinued operations recognized by the Joint Ventures are provided below:

	2010			2009			2008
	Operating Income	Gain on Sale	Total	Operating Income	Gain on Sale	Total	Operating Loss	Gain on Sale	Total
Fund XIII-XIV Associates	$0	$0	$0	$0	$0	$0	$(855)	$0	$(855)

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

The Partnership has entered into a property management, leasing, and asset management agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Partnership’s properties, owned through the Joint Ventures, equal to the lesser of (a) fees that would be paid to a comparable outside firm, which is assessed periodically based on market studies; or (b) 4.5% of the gross revenues collected monthly; plus, a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month’s rent. In the case of commercial properties leased on a long-term net-lease basis (10 or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, are included in equity in income of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures that are payable to Wells Management is $27,024, $27,904, and $26,829 for the years ended December 31, 2010, 2009, and 2008, respectively.

Administrative Reimbursements

Wells Capital, one of the Partnership’s General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses of $107,152, $98,145, and $95,318 payable to Wells Capital and Wells Management for the years ended December 31, 2010, 2009, and 2008, respectively, which are included in general and administrative expenses in the accompanying statements of operations. In addition, Wells Capital and Wells Management pay for certain operating expenses of the Partnership (“bill-backs”) directly and invoice the Partnership for the reimbursement thereof on a quarterly basis. As presented in the accompanying balance sheets, due to affiliates as of December 31, 2010 and 2009 represents administrative reimbursements and bill-backs due to Wells Management and/or Wells Capital.

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

A reconciliation of the Partnership’s financial statement net income to net income presented in accordance with the federal income tax basis of accounting is as follows for the years ended December 31, 2010, 2009, and 2008:

	2010	2009	2008
Financial statement net income	$775,586	$626,923	$392,684
Adjustments in net income resulting from:
Depreciation expense for financial reporting purposes less than amounts for income tax purposes	(72,976)	(72,062)	(77,569)
Amortization expense for financial reporting purposes greater than amounts for income tax purposes	124,325	240,292	425,423
Bad debt recoveries for financial reporting purposes in excess of amounts for income tax purposes	0	(21,878)	0
Rental income for financial reporting purposes less than amounts for income tax purposes	39,300	72,809	64,698
Other	11,397	(14,349)	15,345

Income tax basis net income	$877,632	$831,735	$820,581

A reconciliation of the partners’ capital balances, as presented in the accompanying financial statements, to partners’ capital balances, as presented in accordance with the federal income tax basis of accounting, is as follows for the years ended December 31, 2010, 2009, and 2008:

	2010	2009	2008
Financial statement partners’ capital	$14,689,858	$13,914,272	$13,559,635
Increase (decrease) in partners’ capital resulting from:
Accumulated depreciation expense for financial reporting purposes (less than) greater than amounts for income tax purposes	(191,981)	(119,005)	(46,943)
Accumulated amortization expense for financial reporting purposes greater than amounts for income tax purposes	4,426,940	4,302,615	4,062,323
Accumulated meals and entertainment	31	31	31
Accumulated bad debt (recoveries) expense, net for financial reporting purposes in excess of amounts for income tax purposes	(9,838)	(9,838)	12,040
Capitalization of syndication costs for income tax purposes, which are accounted for as cost of capital for financial reporting purposes	4,568,769	4,568,769	4,568,769
Accumulated rental income for income tax purposes greater than (less than) amounts for financial reporting purposes	69,605	30,305	(42,504)
Accumulated gains on sale of properties for financial reporting purposes in excess of amounts for income tax purposes	(610,353)	(610,353)	(610,353)
Other	(98,447)	(109,844)	(95,495)

Income tax basis partners’ capital	$22,844,584	$21,966,952	$21,407,503

7.	QUARTERLY RESULTS (UNAUDITED)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2010 and 2009:

	2010 Quarters Ended
	March 31	June 30	September 30	December 31
Equity in income of joint ventures	$243,190	$218,834	$278,452	$221,464
Net income	$184,455	$174,131	$240,323	$176,677
Net income allocated to:
Cash Preferred Limited Partners	$182,610	$172,390	$237,921	$174,909
Tax Preferred Limited Partners	$0	$0	$0	$0
General Partners	$1,845	$1,741	$2,402	$1,768
Net income per weighted-average limited partner unit outstanding:
Cash Preferred(a)	$0.06	$0.05	$0.07	$0.05
Tax Preferred	$0.00	$0.00	$0.00	$0.00
Distribution of operating cash per weighted-average limited partner unit outstanding:
Cash Preferred	$0.00	$0.00	$0.00	$0.00
Tax Preferred	$0.00	$0.00	$0.00	$0.00
Distribution of net sale proceeds per weighted-average limited partner unit outstanding:
Cash Preferred	$0.00	$0.00	$0.00	$0.00
Tax Preferred	$0.00	$0.00	$0.00	$0.00

	2009 Quarters Ended
	March 31	June 30	September 30	December 31
Equity in income of joint ventures	$182,212	$216,741	$163,241	$223,983
Net income	$132,723	$182,434	$131,205	$180,561
Net income (loss) allocated to:
Cash Preferred Limited Partners	$132,757	$181,971	$129,893	$178,756
Tax Preferred Limited Partners	$0	$0	$0	$0
General Partners	$(34)	$463	$1,312	$1,805
Net income per weighted-average limited partner unit outstanding:
Cash Preferred(a)	$0.04	$0.06	$0.04	$0.06
Tax Preferred	$0.00	$0.00	$0.00	$0.00
Distribution of operating cash per weighted-average limited partner unit outstanding:
Cash Preferred	$0.04	$0.04	$0.00	$0.00
Tax Preferred	$0.00	$0.00	$0.00	$0.00
Distribution of net sale proceeds per weighted-average limited partner unit outstanding:
Cash Preferred	$0.00	$0.00	$0.00	$0.00
Tax Preferred	$0.00	$0.00	$0.00	$0.00

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

8.	GENERAL AND ADMINISTRATIVE COSTS

General and administrative costs for the years ended December 31, 2010, 2009, and 2008 are composed of the following items:

	2010	2009	2008
Salary reimbursements	$107,152	$98,145	$95,318
Printing expenses	28,355	25,327	29,934
Independent accounting fees	26,464	16,438	22,793
Postage and delivery expenses	9,751	8,915	8,094
Legal fees	6,228	3,672	4,558
Taxes and licensing fees	2,949	2,900	15,267
Other professional fees	2,129	1,366	3,807
Computer costs	1,817	1,707	1,187
Registration and filing fees	1,076	784	766
Bank service charges	433	0	0

Total general and administrative costs	$186,354	$159,254	$181,724

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Wells Fund XIII-REIT Joint Venture Partnership:

We have audited the accompanying balance sheets of Wells Fund XIII-REIT Joint Venture Partnership (the “Joint Venture”) as of December 31, 2010 and 2009, and the related statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Fund XIII-REIT Joint Venture Partnership as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    Frazier & Deeter, LLC

Atlanta, Georgia

March 22, 2011

WELLS FUND XIII – REIT JOINT VENTURE PARTNERSHIP

BALANCE SHEETS

DECEMBER 31, 2010 AND 2009

ASSETS

	2010	2009
Real estate assets, at cost:
Land	$2,671,824	$2,671,824
Building and improvements, less accumulated depreciation of $7,171,096 and $6,354,067 at December 31, 2010 and 2009, respectively	24,119,175	24,924,991
Intangible lease assets, less accumulated amortization of $0 and $1,029,567 at December 31, 2010 and 2009, respectively	0	164,731

Total real estate assets	26,790,999	27,761,546

Cash and cash equivalents	2,306,642	3,088,817
Tenant receivables	777,554	459,466
Intangible lease origination costs, less accumulated amortization of $0 and $1,119,098 at December 31, 2010 and 2009, respectively	0	179,055
Deferred leasing costs, less accumulated amortization of $0 and $291,399 at December 31, 2010 and 2009, respectively	215,274	163,315
Other assets	7,814	7,857

Total assets	$30,098,283	$31,660,056

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Intangible lease liabilities, less accumulated amortization of $0 and $44,337 at December 31, 2010 and 2009, respectively	$0	$7,093
Accounts payable and accrued expenses	1,837,964	1,670,519
Accrued capital expenditures	9,848	0
Due to affiliates	12,854	50,658
Deferred income	126,649	563,069
Partnership distributions payable	926,007	826,564

Total liabilities	2,913,322	3,117,903

Partners’ capital:
Wells Real Estate Fund XIII, L.P.	7,641,692	8,023,199
Piedmont Operating Partnership, LP	19,543,269	20,518,954

Total partners’ capital	27,184,961	28,542,153

Total liabilities and partners’ capital	$30,098,283	$31,660,056

See accompanying notes.

WELLS FUND XIII – REIT JOINT VENTURE PARTNERSHIP

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2010, 2009, AND 2008

	2010	2009	2008
REVENUES:
Rental income	$3,728,670	$3,727,981	$3,720,192
Reimbursement income	3,014,862	2,384,899	2,321,976
Interest and other income	16	0	24,859

Total revenues	6,743,548	6,112,880	6,067,027

EXPENSES:
Property operating costs	2,981,846	2,569,682	2,650,248
Management and leasing fees:
Related-party	267,876	273,684	289,812
Depreciation	817,029	840,574	840,574
Amortization	507,101	507,102	946,454
General and administrative	163,174	110,941	162,025

Total expenses	4,737,026	4,301,983	4,889,113

NET INCOME	$2,006,522	$1,810,897	$1,177,914

See accompanying notes.

WELLS FUND XIII – REIT JOINT VENTURE PARTNERSHIP

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2010, 2009, AND 2008

	Wells Real Estate Fund XIII, L.P.	Piedmont Operating Partnership, LP	Total Partners’ Capital
Balance, December 31, 2007	$8,976,190	$22,956,182	$31,932,372

Net income	331,112	846,802	1,177,914
Partnership distributions	(861,037)	(2,202,058)	(3,063,095)

Balance, December 31, 2008	8,446,265	21,600,926	30,047,191

Net income	509,043	1,301,854	1,810,897
Partnership distributions	(932,109)	(2,383,826)	(3,315,935)

Balance, December 31, 2009	8,023,199	20,518,954	28,542,153

Net income	564,033	1,442,489	2,006,522
Partnership distributions	(945,540)	(2,418,174)	(3,363,714)

Balance, December 31, 2010	$7,641,692	$19,543,269	$27,184,961

See accompanying notes.

WELLS FUND XIII – REIT JOINT VENTURE PARTNERSHIP

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2010, 2009, AND 2008

	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,006,522	$1,810,897	$1,177,914
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	817,029	840,574	840,574
Amortization	500,008	500,008	947,960
(Increase) decrease in tenant receivables, net	(318,088)	103,226	115,178
Decrease in other assets, net	43	3,510	8,051
Increase in accounts payable and accrued expenses	167,445	21,179	206,556
(Decrease) increase in due to affiliates	(37,804)	7,530	15,727
(Decrease) increase in deferred income	(436,420)	(146,613)	300,884

Net cash provided by operating activities	2,698,735	3,140,311	3,612,844

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate assets	(1,365)	0	0
Payment of deferred lease acquisition costs	(215,274)	0	0

Net cash used in investing activities	(216,639)	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Operating distributions paid to joint venture partners in excess of accumulated earnings	(3,264,271)	(3,237,831)	(3,192,296)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(782,175)	(97,520)	420,548

CASH AND CASH EQUIVALENTS, beginning of year	3,088,817	3,186,337	2,765,789

CASH AND CASH EQUIVALENTS, end of year	$2,306,642	$3,088,817	$3,186,337

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$926,007	$826,564	$748,460

Accrued capital expenditures	$9,848	$0	$0

See accompanying notes.

WELLS FUND XIII – REIT JOINT VENTURE PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009, AND 2008

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

The Joint Venture was formed to acquire and operate commercial real properties, including properties to be developed, currently under development or construction, newly constructed or having operating histories. On July 16, 2001, the Joint Venture purchased a two-story office building containing approximately 85,000 square feet, the AmeriCredit Building, located in Orange Park, Florida. On December 21, 2001, the Joint Venture purchased two connected one-story office and assembly buildings consisting of approximately 148,000 square feet, 8560 Upland Drive, located in Parker, Colorado. On December 12, 2002, the Joint Venture purchased a four-story office building containing approximately 141,000 square feet, the John Wiley Building, located in Fishers, Indiana. On September 19, 2003, the Joint Venture purchased a four-story office building containing approximately 194,000 square feet, Two Park Center (formally known as the AIU – Chicago Building), located in Hoffman Estates, Illinois. Ownership interests were recomputed based on relative cumulative capital contributions from the joint venture partners.

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

Evaluating the Recoverability of Real Estate Assets

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets and related intangible assets owned by the Joint Venture may not be recoverable. When indicators of potential impairment are present, which suggest that the carrying amounts of the real estate assets and related intangible assets may not be recoverable, management assesses the recoverability of the real estate assets and related intangible assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use, or the estimated fair value, less costs to sell, for assets held for sale, do not exceed the respective assets’ carrying values, management adjusts the real estate assets and related intangible assets to the respective estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognizes an impairment loss. Estimated fair values are determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value. The Joint Venture has determined that there has been no impairment in the carrying value of any of the real estate assets held as of December 31, 2010.

While various techniques and assumptions can be used to estimate fair value depending on the nature of the asset or liability, the accounting standard for fair value measurements and disclosures describes three levels of inputs that may be used to measure fair value. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Joint Venture has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which is typically based on an entity’s own assumptions, as there is little, if any, related market activity or information. Examples of Level 3 inputs include estimated holding periods, discount rates, market capitalization rates, expected lease rental rates, timing of new leases, and sales prices; additionally, the Joint Venture may assign an estimated probability-weighting to more than one fair value estimate based on the Joint Venture’s assessment of the likelihood of the respective underlying assumptions occurring as of the evaluation date. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Joint Venture’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The accounting standard for fair value measurements and disclosures was applied to the Joint Venture’s outstanding nonfinancial assets and nonfinancial liabilities effective January 1, 2009.

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

During the years ended December 31, 2010, 2009, and 2008, the Joint Venture recognized the following amortization of intangible lease assets and liabilities:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
For the year ending December 31:	Above-Market In-Place Lease Assets	Absorption Period Costs
2010	$0	$164,731	$179,055	$7,093

2009	$0	$164,730	$179,056	$7,094

2008	$13,732	$473,508	$382,764	$12,226

As of December 31, 2010 and 2009, the Joint Venture had the following gross intangible in-place lease assets and liabilities:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
	Above-Market In-Place Lease Assets	Absorption Period Costs
2010	$0	$0	$0	$0

2009	$0	$1,194,298	$1,298,153	$51,430

Evaluating the Recoverability of Intangible Assets and Liabilities

The values of intangible lease assets and liabilities are determined based on assumptions made at the time of acquisition and have defined useful lives, which correspond with the lease terms. There may be instances in which intangible lease assets and liabilities become impaired and the Joint Venture is required to expense the remaining asset or liability immediately or over a shorter period of time. Lease restructurings, including but not limited to lease terminations and lease extensions, may impact the value and useful life of in-place leases. In-place leases that are terminated, partially terminated, or modified will be evaluated for impairment if the original in-place lease terms have been modified. In situations where the discounted cash flows of the modified in-place lease stream are less than the discounted cash flows of the original in-place lease stream, the Joint Venture reduces the carrying value of the intangible lease assets to reflect the modified lease terms and recognizes an impairment loss. For in-place lease extensions that are executed more than one year prior to the original in-place lease expiration date, the useful life of the in-place lease will be extended over the new lease term with the exception of those in-place lease components, such as lease commissions and tenant allowances, which have been renegotiated for the extended term. Renegotiated in-place lease components, such as lease commissions and tenant allowances, will be amortized over the shorter of the useful life of the asset or the new lease term.

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Tenant Receivables

Tenant receivables are comprised of rental and reimbursement billings due from tenants and the cumulative amount of future adjustments necessary to present rental income using the straight-line method. Upon receiving notification of a tenant’s intention to terminate a lease, unamortized straight-line rent receivables are written off to lease termination expense. Tenant receivables are recorded at the original amount earned, less an allowance for any doubtful accounts, which approximates fair value. Management assesses the collectibility of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. No such allowances have been recorded as of December 31, 2010 or 2009.

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

Other Assets

Other assets is comprised of prepaid expenses. Management assesses the collectibility of other assets on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. Prepaid expenses are recognized as the related services are provided. Balances without a future economic benefit are written off as they are identified. No such allowances have been recorded as of December 31, 2010 or 2009.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are primarily comprised of accrued real estate taxes and property operating costs. Accrued real estate taxes of approximately $1,726,000 and $1,576,000 is included in accounts payable and accrued expenses as of December 31, 2010 and 2009, respectively.

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, income and distributions are allocated to the joint venture partners based their respective ownership interests as determined by relative cumulative capital contributions, as defined. Fund XIII and Piedmont OP held ownership interests in the Joint Venture of approximately 28% and 72%, respectively, for the years ended December 31, 2010 and 2009. Net cash from operations is generally distributed to the joint venture partners on a quarterly basis.

Revenue Recognition

The Joint Venture’s leases typically include renewal options, escalation provisions and provisions requiring tenants to reimburse the Joint Venture for a pro-rata share of operating costs incurred. All of the Joint Venture’s leases are classified as operating leases, and the related rental income, including scheduled rental rate increases (other than scheduled increases based on the Consumer Price Index) is recognized on a straight-line basis over the terms of the respective leases. Tenant reimbursements are recognized as revenue in the period that the related operating cost is incurred and are billed to tenants pursuant to the terms of the underlying leases. Rents and tenant reimbursements collected in advance are recorded as deferred income in the accompanying balance sheets. Lease termination income is recognized when the tenant loses the right to lease the space and the Joint Venture has satisfied all obligations under the related lease or lease termination agreement.

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

Recent Accounting Pronouncement

In January 2010, the Financial Accounting Standards Board clarified previously issued GAAP and issued new requirements related to Accounting Standards Codification Topic Fair Value Measurements and Disclosures (“ASU 2010-6”). The clarification component includes disclosures about inputs and valuation techniques used in determining fair value, and providing fair value measurement information for each class of assets and liabilities. The new requirements relate to disclosures of transfers between the levels in the fair value hierarchy, as well as the individual components in the rollforward of the lowest level (Level 3) in the fair value hierarchy. This change in GAAP became effective for the Joint Venture beginning January 1, 2010, except for the provision concerning the rollforward of activity of the Level 3 fair value measurement, which will become effective for the Joint Venture on January 1, 2011. The adoption of ASU 2010-6 has not had, and is not expected to have, a material impact on the Joint Venture’s financial statements or disclosures.

3.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

Fund XIII is a party to individual property management and leasing agreements with Wells Management Company, Inc. (“Wells Management”), an affiliate of each of its general partners.

The various fees payable under each of the respective agreements are summarized as follows:

	Management and Leasing Services	Management and Leasing Services – Industrial and Commercial properties leased on a net basis for ten years or more
Fund XIII	Lesser of market rate charged for similar services for similar properties in the same geographic area, or 4.5% of gross revenues generally paid over the life of the lease, plus an additional initial lease up fee for newly constructed properties based on market rate charged for similar services for similar properties in the same geographic area.	Initial lease up fee based on 3% of the gross revenues over the first five years of the lease term. Recurring fee based on 1% of gross revenues collected monthly.

Management and leasing fees are recognized in accordance with the terms of the aforementioned agreements, weighted based on joint venture partners respective ownership interests in the Joint Venture. During the years ended December 31, 2010, 2009, and 2008, the Joint Venture incurred management and leasing fees that are payable to Wells Management of $37,351, $38,984, and $43,518, respectively.

In addition, the Joint Venture incurs fees payable to Piedmont Office Management, LLC (“Piedmont Management”), or its affiliates, for the management and leasing of the Joint Venture’s properties equal to (a) the lesser of 4.5% of the gross revenues generally paid over the life of the lease or 0.6% of net asset value calculated on an annual basis, (b) prorated by Piedmont OP’s ownership interest in the Joint Venture. During the years ended December 31, 2010, 2009, and 2008, the Joint Venture incurred management and leasing fee expenses payable to Piedmont Management, or its affiliates, of $230,525, $234,700, and $246,294, respectively.

Administrative Reimbursements

Piedmont Management performs certain administrative services for the Joint Venture’s properties, relating to accounting, property management, and other partnership administration, and incurs the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. In the opinion of management, this is a reasonable estimation of such expenses. During the years ended December 31, 2010, 2009, and 2008, the Joint Venture incurred administrative expenses of $95,661, $82,519, and $85,734, respectively, payable to Piedmont Management, or its affiliates, for these services.

Due to Affiliates

As presented in the accompanying balance sheets, due to affiliates as of December 31, 2010 and December 31, 2009 represents amounts due to Piedmont Management and/or Wells Management for the following items:

	2010	2009
Property management fees	$11,094	$42,482
Administrative reimbursements	1,760	8,176

	$12,854	$50,658

5.	RENTAL INCOME

The future contractual rental income due to the Joint Venture under noncancelable operating leases as of December 31, 2010 follows:

Year ended December 31:
2011	$2,122,154
2012	690,978
Thereafter	0

$2,813,132

Two tenants generated approximately 64% and 36% of contractual rental income for the year ended December 31, 2010, and two tenants will generate approximately 52% and 48% of future contractual rental income.

WELLS FUND XIII – REIT JOINT VENTURE PARTNERSHIP

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

DECEMBER 31, 2010

Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent To Acquisition(c)	Gross Carrying Amount as of December 31, 2010					Accumulated Depreciation & Amortization(d)	Date of Construction	Date Acquired
		Land	Buildings and Improvements		Land	Buildings and Improvements	Intangible Lease Asset	Construction in Progress	Total
8560 UPLAND DRIVE(a)	None	$1,954,213	$11,215,621	$542,281	$2,047,735	$11,664,380	$0	$0	$13,712,115	$3,021,806	2001	12/21/01

TWO PARK CENTER (formally known as AIU – Chicago building)(b)	None	600,000	22,681,602	(3,031,622)	624,089	19,625,891	0	0	20,249,980	4,149,290	1999	9/19/03

Total		$2,554,213	$33,897,223	$(2,489,341)	$2,671,824	$31,290,271	$0	$0	$33,962,095	$7,171,096

(a)	8560 Upland Drive is comprised of two connected one-story office and assembly buildings located in Parker, Colorado.

(b)	Two Park Center is a four-story office building located in Hoffman Estates, Illinois.

(c)	Includes acquisition and advisory fees and acquisition expense reimbursements applied at acquisition as well as write-offs of fully depreciated/amortized capitalized costs.

(d)

Buildings, land improvements, building improvements, and tenant improvements are depreciated using the straight-line method over 40 years, 20 years, 5 to 25 years, and the shorter of the economic life or corresponding lease terms, respectively.

WELLS FUND XIII – REIT JOINT VENTURE PARTNERSHIP

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

AND AMORTIZATION

DECEMBER 31, 2010

	Cost	Accumulated Depreciation & Amortization
BALANCE AT DECEMBER 31, 2007	$38,421,549	$8,326,885

Additions	0	1,327,814
Dispositions	(83,765)	(83,765)

BALANCE AT DECEMBER 31, 2008	38,337,784	9,570,934

Additions	0	1,005,304
Dispositions	(3,192,604)	(3,192,604)

BALANCE AT DECEMBER 31, 2009	35,145,180	7,383,634

Additions	11,213	981,760
Dispositions	(1,194,298)	(1,194,298)

BALANCE AT DECEMBER 31, 2010	$33,962,095	$7,171,096

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Fund XIII and Fund XIV Associates:

We have audited the accompanying balance sheets of Fund XIII and Fund XIV Associates (the “Joint Venture”) as of December 31, 2010 and 2009, and the related statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fund XIII and Fund XIV Associates as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/     Frazier & Deeter, LLC

Atlanta, Georgia

March 22, 2011

FUND XIII AND FUND XIV ASSOCIATES

BALANCE SHEETS

DECEMBER 31, 2010 AND 2009

ASSETS

	2010	2009
Real estate assets, at cost:
Land	$2,031,250	$2,031,250
Building and improvements, less accumulated depreciation of $1,450,241 and $1,197,784 at December 31, 2010 and 2009, respectively	6,112,725	6,132,378
Intangible lease assets, less accumulated amortization of $289,782 and $249,347 at December 31, 2010 and 2009, respectively	94,346	134,781

Total real estate assets	8,238,321	8,298,409

Cash and cash equivalents	375,073	362,687
Tenant receivables	73,077	77,331
Intangible lease origination costs, less accumulated amortization of $159,919 and $137,604 at December 31, 2010 and 2009, respectively	52,066	74,381
Deferred leasing costs, less accumulated amortization of $69,935 and $32,804 at December 31, 2010 and 2009, respectively	42,748	88,693
Other assets	13,526	11,905

Total assets	$8,794,811	$8,913,406

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Accounts payable, accrued expenses and accrued capital expenditures	$23,742	$20,744
Due to affiliate	4,543	5,113
Deferred income	157,177	59,991
Partnership distributions payable	203,137	288,744

Total liabilities	388,599	374,592

Partners’ capital:
Wells Real Estate Fund XIII, L.P.	3,976,138	4,038,859
Wells Real Estate Fund XIV, L.P.	4,430,074	4,499,955

Total partners’ capital	8,406,212	8,538,814

Total liabilities and partners’ capital	$8,794,811	$8,913,406

See accompanying notes.

FUND XIII AND FUND XIV ASSOCIATES

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2010, 2009, AND 2008

	2010	2009	2008
REVENUES:
Rental income	$1,286,027	$1,213,635	$1,189,347
Tenant reimbursements	356,088	371,805	392,007
Interest and other income	360	675	8,021

Total revenues	1,642,475	1,586,115	1,589,375

EXPENSES:
Property operating costs	309,921	343,816	389,435
Management and leasing fees:
Related-party	34,936	35,827	30,859
Other	43,670	44,783	38,569
Depreciation	252,457	193,193	177,958
Amortization	105,446	317,840	388,797
General and administrative	54,803	64,750	50,503

Total expenses	801,233	1,000,209	1,076,121

NET INCOME FROM CONTINUING OPERATIONS	841,242	585,906	513,254

OPERATING LOSS FROM DISCONTINUED OPERATIONS	0	0	(855)

NET INCOME	$841,242	$585,906	$512,399

See accompanying notes.

FUND XIII AND FUND XIV ASSOCIATES

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2010, 2009, AND 2008

	Wells Real Estate Fund XIII, L.P	Wells Real Estate Fund XIV, L.P.	Total Partners’ Capital
Balance, December 31, 2007	$4,436,304	$4,942,774	$9,379,078

Net income	242,365	270,034	512,399
Partnership contributions	63,293	70,519	133,812
Partnership distributions	(476,865)	(531,307)	(1,008,172)

Balance, December 31, 2008	4,265,097	4,752,020	9,017,117

Net income	277,133	308,773	585,906
Partnership distributions	(503,371)	(560,838)	(1,064,209)

Balance, December 31, 2009	4,038,859	4,499,955	8,538,814

Net income	397,907	443,335	841,242
Partnership distributions	(460,628)	(513,216)	(973,844)

Balance, December 31, 2010	$3,976,138	$4,430,074	$8,406,212

See accompanying notes.

FUND XIII AND FUND XIV ASSOCIATES

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2010, 2009, AND 2008

	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$841,242	$585,906	$512,399
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	252,457	193,193	177,958
Amortization	108,695	327,502	400,596
Changes in assets and liabilities:
Decrease in tenant receivables	4,254	46,241	45,800
Decrease in due from affiliate	0	0	2,911
(Increase) decrease in other assets	(1,621)	(1,489)	2,645
Increase (decrease) in accounts payable and accrued expenses	2,998	(47,152)	10,043
(Decrease) increase in due to affiliate	(570)	2,567	2,546
Increase (decrease) in deferred income	97,186	(67,302)	(67,200)

Net cash provided by operating activities	1,304,641	1,039,466	1,087,698

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate assets	(232,804)	(818)	(230,764)
Payment of deferred leasing costs	0	(78,257)	0

Net cash used in investing activities	(232,804)	(79,075)	(230,764)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to joint venture partners in excess of accumulated earnings	(1,059,451)	(1,095,059)	(1,021,834)
Contributions from joint venture partners	0	0	130,991

Net cash used in financing activities	(1,059,451)	(1,095,059)	(890,843)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,386	(134,668)	(33,909)

CASH AND CASH EQUIVALENTS, beginning of period	362,687	497,355	531,264

CASH AND CASH EQUIVALENTS, end of period	$375,073	$362,687	$497,355

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$203,137	$288,744	$319,594

Deferred project costs applied to the joint venture	$0	$0	$2,821

Accrued capital expenditures	$0	$0	$4,138

See accompanying notes.

FUND XIII AND FUND XIV ASSOCIATES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2010, 2009, AND 2008

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

Evaluating the Recoverability of Real Estate Assets

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets and related intangible assets owned by the Joint Venture may not be recoverable. When indicators of potential impairment are present, which suggest that the carrying amounts of the real estate assets and related intangible assets may not be recoverable, management assesses the recoverability of the real estate assets and related intangible assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use, or the estimated fair value, less costs to sell, for assets held for sale, do not exceed the respective assets’ carrying values, management adjusts the real estate assets and related intangible assets to the respective estimated fair values, pursuant of the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognizes an impairment loss. Estimated fair values are determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value. The Joint Venture has determined that there has been no impairment in the carrying value of any of the real estate assets held as of December 31, 2010.

While various techniques and assumptions can be used to estimate fair value depending on the nature of the asset or liability, the accounting standard for fair value measurements and disclosures describes three levels of inputs that may be used to measure fair value. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Joint Venture has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which is typically based on an entity’s own assumptions, as there is little, if any, related market activity or information. Examples of Level 3 inputs include estimated holding periods, discount rates, market capitalization rates, expected lease rental rates, timing of new leases, and sales prices; additionally, the Joint Venture may assign an estimated probability-weighting to more than one fair value estimate based on the Joint Venture’s assessment of the likelihood of the respective underlying assumptions occurring as of the evaluation date. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Joint Venture’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The accounting standard for fair value measurements and disclosures was applied to the Joint Venture’s outstanding nonfinancial assets and nonfinancial liabilities effective January 1, 2009.

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

During the years ended December 31, 2010, 2009, and 2008, the Joint Venture recognized the following amortization of intangible lease assets and liabilities:

	Intangible Lease Assets		Intangible Lease Origination Costs
For the year ending December 31:	Above-Market In-Place Lease Assets	Absorption Period Costs
2010	$3,249	$37,186	$22,315

2009	$9,662	$188,916	$109,342

2008	$11,799	$239,493	$138,351

As of December 31, 2010 and 2009, the Joint Venture had the following gross intangible in-place lease assets and liabilities:

	Intangible Lease Assets		Intangible Lease Origination Costs
	Above-Market In-Place Lease Assets	Absorption Period Costs
2010	$30,864	$353,264	$211,985

2009	$30,864	$353,264	$211,985

The remaining net unamortized balance for intangible assets and liability will be amortized as follows:

	Intangible Lease Assets		Intangible Lease Origination Costs
For the year ending December 31:	Absorption Period Costs	Above-Market In-Place Lease Assets
2011	$37,186	$3,249	$22,314
2012	37,186	3,249	22,314
2013	12,394	1,082	7,438
Thereafter	0	0	0

	$86,766	$7,580	$52,066

Average Amortization Period	2 years	2 years	2 years

Evaluating the Recoverability of Intangible Assets and Liabilities

The values of intangible lease assets and liabilities are determined based on assumptions made at the time of acquisition and have defined useful lives, which correspond with the lease terms. There may be instances in which intangible lease assets and liabilities become impaired and the Joint Venture is required to expense the remaining asset or liability immediately or over a shorter period of time. Lease restructurings, including but not limited to lease terminations and lease extensions, may impact the value and useful life of in-place leases. In-place leases that are terminated, partially terminated, or modified will be evaluated for impairment if the original in-place lease terms have been modified. In situations where the discounted cash flows of the modified in-place lease stream are less than the discounted cash flows of the original in-place lease stream, the Joint Venture reduces the carrying value of the intangible lease assets to reflect the modified lease terms and recognizes an impairment loss. For in-place lease extensions that are executed more than one year prior to the original in-place lease expiration date, the useful life of the in-place lease will be extended over the new lease term with the exception of those in-place lease components, such as lease commissions and tenant allowances, which have been renegotiated for the extended term. Renegotiated in-place lease components, such as lease commissions and tenant allowances, will be amortized over the shorter of the useful life of the asset or the new lease term.

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Tenant Receivables

Tenant receivables are comprised of rental and reimbursement billings due from tenants and the cumulative amount of future adjustments necessary to present rental income using the straight-line method. Upon receiving notification of a tenant’s intention to terminate a lease, unamortized straight-line rent receivables are written off to lease termination expense. Tenant receivables are recorded at the original amount earned, less an allowance for any doubtful accounts, which approximates fair value. Management assesses the collectibility of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. No such allowances have been recorded as of December 31, 2010 or 2009.

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

Other Assets

Other assets as of December 31, 2010 and 2009 are comprised of the following items:

	2010	2009
Prepaid expenses	$6,962	$5,341
Utility deposits	6,564	6,564

Total	$13,526	$11,905

Prepaid expenses are recognized as the related services are provided. Utility deposits represent cash deposits paid to utility companies. Balances without a future economic benefit are written off as they are identified. No such allowances have been recorded as of December 31, 2010 or 2009.

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, income and distributions are allocated to the joint venture partners based upon their respective ownership interests as determined by relative cumulative capital contributions, as defined. Fund XIII and Fund XIV held ownership interests in the Joint Venture of approximately 47% and 53%, respectively, for the years ended December 31, 2010 and 2009. Net cash from operations is generally distributed to the joint venture partners on a quarterly basis.

Revenue Recognition

The Joint Venture’s leases typically include renewal options, escalation provisions and provisions requiring tenants to reimburse the Joint Venture for a pro rata share of operating costs incurred. All of the Joint Venture’s leases are classified as operating leases, and the related rental income, including scheduled rental rate increases (other than scheduled increases based on the Consumer Price Index) is recognized on a straight-line basis over the terms of the respective leases. Tenant reimbursements are recognized as revenue in the period that the related operating cost is incurred and are billed to tenants pursuant to the terms of the underlying leases. Rents and tenant reimbursements collected in advance are recorded as deferred income in the accompanying balance sheets. Lease termination income is recognized when the tenant loses the right to lease the space and the Joint Venture has satisfied all obligations under the related lease or lease termination agreement.

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

Recent Accounting Pronouncement

In January 2010, the Financial Accounting Standards Board clarified previously issued GAAP and issued new requirements related to Accounting Standards Codification Topic Fair Value Measurements and Disclosures (“ASU 2010-6”). The clarification component includes disclosures about inputs and valuation techniques used in determining fair value, and providing fair value measurement information for each class of assets and liabilities. The new requirements relate to disclosures of transfers between the levels in the fair value hierarchy, as well as the individual components in the rollforward of the lowest level (Level 3) in the fair value hierarchy. This change in GAAP became effective for the Joint Venture beginning January 1, 2010, except for the provision concerning the rollforward of activity of the Level 3 fair value measurement, which will become effective for the Joint Venture on January 1, 2011. The adoption of ASU 2010-6 has not had, and is not expected to have, a material impact on the Joint Venture’s financial statements or disclosures.

3.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

Fund XIII and Fund XIV entered into property management and leasing agreements with Wells Management Company, Inc. (“Wells Management”), an affiliate of their general partners. In accordance with the property management and leasing agreements, Wells Management receives compensation for the management and leasing of the Joint Venture’s properties, the Joint Venture will pay Wells Management management and leasing fees equal to the lesser of (a) fees that would be paid to a comparable outside firm, which is assessed periodically based on market studies; or (b) 4.5% of the gross revenues generally paid over the life of the lease, plus a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month’s rent. In the case of commercial properties which are leased on a long-term net basis (10 or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. The Joint Venture incurred management and leasing fees that are payable to Wells Management of $34,936, $35,827, and $30,859 for the years ended December 31, 2010, 2009, and 2008, respectively.

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

Due to Affiliate

As presented in the accompanying balance sheets, due to affiliates as of December 31, 2010 and December 31, 2009 represents amounts due to Piedmont Management and/or Wells Management for the following items:

	2010	2009
Property management fees	$4,365	$5,113
Administrative reimbursements	178	0

	$4,543	$5,113

4.	DISCONTINUED OPERATIONS

In accordance with GAAP, the Joint Venture has classified the results of operations related 7500 Setzler Parkway, which was sold on January 31, 2007, and the Randstad – Atlanta Building, which was sold on April 24, 2007, as discontinued operations in the accompanying statements of operations. The details comprising loss from discontinued operations are presented below:

	2010	2009	2008
Reimbursement income	$0	$0	$496

Total revenues	0	0	496

Property operating costs	0	0	1,059
General and administrative	0	0	292

Total expenses	0	0	1,351

Operating loss from discontinued operations	$0	$0	$(855)

5.	RENTAL INCOME

The future contractual rental income due to the Joint Venture under noncancelable operating leases as of December 31, 2010 is as follows:

Year ended December 31:
2011	$1,088,576
2012	375,003
2013	70,289
Thereafter	0

$1,533,868

Three tenants generated approximately 72%, 16%, and 12% of contractual rental income for the year ended December 31, 2010, and three tenants will generate approximately 46%, 33%, and 21% of future contractual rental income.

FUND XIII AND FUND XIV ASSOCIATES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

DECEMBER 31, 2010

Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent To Acquisition(b)	Gross Carrying Amount as of December 31, 2010					Accumulated Depreciation & Amortization(c)	Date of Construction	Date Acquired
		Land	Buildings and Improvements		Land	Buildings and Improvements	Intangible Lease Asset	Construction in Progress	Total
SIEMENS – ORLANDO BUILDING(a)	None	$1,950,000	$8,734,436	$(706,092)	$2,031,250	$7,562,966	$384,128	$0	$9,978,344	$1,740,023	2001	10/30/2003

(a)	The Siemens – Orlando Building consists of two single-story office buildings located in Orlando, Florida.

(b)	Includes acquisition and advisory fees and acquisition expense reimbursements applied at acquisition as well as write-offs of fully depreciated/amortized capitalized costs.

(c)

Buildings, land improvements, building improvements, and tenant improvements are depreciated using the straight-line method over 40 years, 20 years, 5 to 25 years, and the shorter of the economic life or corresponding lease terms, respectively.

FUND XIII AND FUND XIV ASSOCIATES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

AND AMORTIZATION

DECEMBER 31, 2010

	Cost	Accumulated Depreciation & Amortization
BALANCE AT DECEMBER 31, 2007	$10,758,709	$1,873,682

Additions	237,723	429,250

BALANCE AT DECEMBER 31, 2008	10,996,432	2,302,932

Additions	0	391,771
Dispositions	(1,250,892)	(1,247,572)

BALANCE AT DECEMBER 31, 2009	9,745,540	1,447,131

Additions	232,804	292,892

BALANCE AT DECEMBER 31, 2010	$9,978,344	$1,740,023

EXHIBIT INDEX

TO

2010 FORM 10-K

OF

WELLS REAL ESTATE FUND XIII, L.P.

The following documents are filed as exhibits to this report. Those exhibits previously filed and incorporated herein by reference are identified below by an asterisk. For each such asterisked exhibit, there is shown below the description of the previous filing. Exhibits which are not required for this report are omitted.

Exhibit Number	Description of Document

*3.1	Agreement of Limited Partnership of Wells Real Estate Fund XIII, L.P. (Exhibit 3.1 to Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., Commission File No. 333-48984)

*3.2	Certificate of Limited Partnership of Wells Real Estate Fund XIII, L.P. dated September 15, 1998 (Exhibit 3.2 to Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., Commission File No. 333-48984)

*3.3	Certificate of Amendment to the Certificate of Limited Partnership of Wells Real Estate Fund XIII, L.P. dated October 20, 2000 (Exhibit 3.2(a) to Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., Commission File No. 333-48984)

*10.1	Management and Leasing Agreement with Wells Management Company, Inc. (Exhibit 10.2 to Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., Commission File No. 333-48984)

*10.2	Joint Venture Partnership Agreement of Wells Fund XIII-REIT Joint Venture Partnership (Exhibit 10.85 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-44900)

*10.3	Agreement for the Purchase and Sale of Property for the AmeriCredit Building (Exhibit 10.86 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-44900)

*10.4	Lease Agreement for the AmeriCredit Building (Exhibit 10.87 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-44900)

*10.5	Purchase Agreement for the ADIC Buildings (Exhibit 10.6 to Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., Commission File No. 333-48984)

*10.6	Purchase Agreement for land adjacent to the ADIC Buildings (Exhibit 10.7 to Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., Commission File No. 333-48984)

*10.7	Lease Agreement for the ADIC Buildings (Exhibit 10.8 to Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., Commission File No. 333-48984)

*10.8	Purchase Agreement for the John Wiley Indianapolis Building (Exhibit 10.9 to Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., Commission File No. 333-48984)

*10.9	Lease Agreement with John Wiley & Sons, Inc. (Exhibit 10.10 to Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., Commission File No. 333-48984)

*10.10	Amendment #2 to Lease Agreement with John Wiley & Sons, Inc. (Exhibit 10.11 to Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., Commission File No. 333-48984)

*10.11	Amendment #3 to Lease Agreement with John Wiley & Sons, Inc. (Exhibit 10.12 to Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., Commission File No. 333-48984)

*10.12	Purchase and Sale Agreement relating to Two Park Center (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund XIII, L.P. for the quarter ended September 30, 2003, Commission File No. 0-49633)

Exhibit Number	Description of Document

*10.13	Lease Agreement with American Intercontinental University, Inc. (Exhibit 10.2 to Form 10-Q of Wells Real Estate Fund XIII, L.P. for the quarter ended September 30, 2003, Commission File No. 0-49633)

*10.14	Agreement of Purchase and Sale of Property for Siemens Orlando Buildings and Third Amendment Thereto (Exhibit 10.3 to Form S-11 Registration Statement of Wells Real Estate Fund XIV, L.P., Commission File No. 333-101463)

*10.15	Lease Agreement with Siemens Shared Services, LLC (Exhibit 10.4 to Form S-11 Registration Statement of Wells Real Estate Fund XIV, L.P., Commission File No. 333-101463)

*10.16	Joint Venture Partnership Agreement of Fund XIII and Fund XIV Associates (Exhibit 10.16 to Form 10-K of Wells Real Estate Fund XIII, L.P. for the fiscal year ended December 31, 2003, Commission File No. 0-49633)

*10.17	Purchase and Sale Agreement for the Randstad Atlanta Building (Exhibit 10.17 to Form 10-K of Wells Real Estate Fund XIII, L.P. for the fiscal year ended December 31, 2003, Commission File No. 0-49633)

*10.18	Lease Agreement for the Randstad Atlanta Building (Exhibit 10.18 to Form 10-K of Wells Real Estate Fund XIII, L.P. for the fiscal year ended December 31, 2003, Commission File No. 0-49633)

*10.19	Purchase and Sale Agreement for the 7500 Setzler Parkway Building (Exhibit 10.8 to Form S-11 Registration Statement of Wells Real Estate Fund XIV, L.P., Commission File No. 333-101463)

*10.20	Lease Agreement for the 7500 Setzler Parkway Building (Exhibit 10.9 to Form S-11 Registration Statement of Wells Real Estate Fund XIV, L.P., Commission File No. 333-101463)

*10.21	Purchase and Sale Agreement for the AmeriCredit Building and John Wiley Building (Exhibit 10.70 to Form 10-Q of Wells Real Estate Investment Trust, Inc. for the quarter ended March 31, 2005, Commission File No. 0-25739)

*10.22	Purchase and Sale Agreement by and among Wells Real Estate Fund XIII, L.P.; Wells Real Estate Fund XIV, L.P.; and AMB Institutional Alliance Fund III, L.P. for the sale of the 7500 Setzler Parkway Building (Exhibit to Form 10-K of Wells Real Estate Fund. XIII, L.P. for the fiscal year ended December 31, 2006, Commission File No. 0-49633)

*10.23

Purchase and Sale Agreement for the sale of the Randstad Atlanta Building (Exhibit 10.2 to Form 10-Q of Wells Real Estate Fund XIII, L.P. for the quarter ended March 31, 2007, Commission File

No. 0-49633)

*10.24	Second Amendment to Lease Agreement with Siemens Shared Services, LLC relating to the Siemens-Orlando Building (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund XIII, L.P. for the quarter ended June 30, 2009, Commission File No. 0-49633)

*10.25	Eighth Amendment to Lease Agreement with American Intercontinental University, Inc. relating to Two Park Center (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund XIII, L.P. for the quarter ended June 30, 2010, Commission File No. 0-49633)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002