Form 10-Q
period 2011-03-31
WELLS REAL ESTATE FUND XIII L P
filed 2011-05-12
CIK 1127245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission file number 0-49633
_______________________________________
 WELLS REAL ESTATE FUND XIII, L.P.
(Exact name of registrant as specified in its charter
_______________________________________

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
Certain statements contained in this Form 10-Q of Wells Real Estate Fund XIII, L.P. (the “Partnership” or the “Registrant”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Specifically, we consider, among others, statements concerning future operating results and cash flows, our ability to meet future obligations, and the amount and timing of any future distributions to limited partners to be forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide distributions to partners, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A. in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010 for a discussion of some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in our forward-looking statements.

WELLS REAL ESTATE FUND XIII, L.P.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
The information presented in the Partnership’s accompanying balance sheets and statements of operations, partners’ capital, and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.
The accompanying financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included both in this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010. The Partnership’s results of operations for the three months ended March 31, 2011 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND XIII, L.P.

BALANCE SHEETS

	(Unaudited)
	March 31, 2011	December 31, 2010
Assets:
Investment in joint ventures	$11,494,174	$11,617,830
Cash and cash equivalents	3,033,161	2,735,416
Due from joint ventures	183,541	356,384
Other assets	12,449	—
Total assets	$14,723,325	$14,709,630

Liabilities:
Accounts payable and accrued expenses	$19,672	$11,068
Due to affiliates	8,236	8,704
Total liabilities	27,908	19,772

Commitments and Contingencies

Partners' Capital:
Limited Partners:
Cash Preferred – 3,213,008 units and 3,215,584 units issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	14,681,404	14,675,900
Tax Preferred – 559,040 and 556,464 units issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	—	—
General Partners	14,013	13,958
Total partners’ capital	14,695,417	14,689,858
Total liabilities and partners’ capital	$14,723,325	$14,709,630
See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited)
	Three Months Ended
	March 31,
	2011	2010
Equity in Income of Joint Ventures	$59,885	$243,190

General and Administrative Expenses	54,326	58,735
Net Income	$5,559	$184,455

Net Income (Loss) Allocated to:
Cash Preferred Limited Partners	$17,260	$182,610
Tax Preferred Limited Partners	$(11,756)	$—
General Partners	$55	$1,845

Net Income (Loss) per Weighted-Average Limited Partner Unit:
Cash Preferred	$0.01	$0.06
Tax Preferred	$(0.02)	$0.00

Weighted-Average Limited Partner Units Outstanding:
Cash Preferred	3,213,008	3,215,584
Tax Preferred	559,040	556,464
See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF PARTNERS’ CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 2010
AND THE THREE MONTHS ENDED MARCH 31, 2011 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Cash Preferred		Tax Preferred
	Units	Amount	Units	Amount
BALANCE, December 31, 2009	3,215,584	$13,908,070	556,464	$—	$6,202	$13,914,272

Net income	—	767,830	—	—	7,756	775,586
BALANCE, December 31, 2010	3,215,584	14,675,900	556,464	—	13,958	14,689,858

Cash Preferred conversion elections	(2,576)	(11,756)	2,576	11,756	—	—
Net income (loss)	—	17,260	—	(11,756)	55	5,559
BALANCE, March 31, 2011	3,213,008	$14,681,404	559,040	$—	$14,013	$14,695,417
See accompanying notes.

 WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF CASH FLOWS

	(Unaudited)
	Three Months Ended
	March 31,
	2011	2010
Cash Flows fromOperating Activities:
Net income	$5,559	$184,455
Operating distributions received from joint ventures	356,384	368,923
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint ventures	(59,885)	(243,190)
Changes in assets and liabilities:
Increase in other assets	(12,449)	—
Increase (decrease) in accounts payable and accrued expenses	8,604	(11,327)
(Decrease) increase in due to affiliates	(468)	681
Net cash provided by operating activities	297,745	299,542
Net Increase in Cash and Cash Equivalents	297,745	299,542

Cash and Cash Equivalents, beginning of period	2,735,416	1,519,750
Cash and Cash Equivalents, end of period	$3,033,161	$1,819,292
See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS
MARCH 31, (unaudited)

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
On March 29, 2001, the Partnership commenced an offering of up to $45,000,000 of Cash Preferred or Tax Preferred limited partnership units ($10.00 per unit) pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933, as amended. The offering was terminated on March 28, 2003, at which time the Partnership had sold approximately 3,023,371 Cash Preferred Units and 748,678 Tax Preferred Units representing total limited partner capital contributions of $37,720,487.
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

Joint Venture	Joint Venture Partners	Properties
Wells Fund XIII-REIT Joint Venture Partnership (“Fund XIII-REIT Associates”)	•Wells Real Estate Fund XIII, L.P. •Piedmont Operating Partnership, LP	1. 8560 Upland Drive Two connected one-story office and assembly buildings located in Englewood, Colorado 2. Two Park Center A four-story office building located in Hoffman Estates, Illinois
Fund XIII and Fund XIV Associates (“Fund XIII-XIV Associates”)	•Wells Real Estate Fund XIII, L.P. •Wells Real Estate Fund XIV, L.P.	3. Siemens – Orlando Building Two single-story office buildings located in Orlando, Florida

Wells Real Estate Fund XIV, L.P. is affiliated with the Partnership through common general partners. Each of the properties described above was acquired on an all-cash basis. For further information regarding the Joint Ventures and foregoing properties, refer to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The financial statements of the Partnership have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly and consistently present the results for these periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010.
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

Recent Accounting Pronouncement

In January 2010, the Financial Accounting Standards Board clarified previously issued GAAP and issued new requirements related to Accounting Standards Codification Topic Fair Value Measurements and Disclosures (“ASU 2010-6”). The clarification component includes disclosures about inputs and valuation techniques used in determining fair value, and providing fair value measurement information for each class of assets and liabilities. The new requirements relate to disclosures of transfers between the levels in the fair value hierarchy, as well as the individual components in the rollforward of the lowest level (Level 3) in the fair value hierarchy. This change in GAAP became effective for the Partnership beginning January 1, 2010, except for the provision concerning the rollforward of activity of the Level 3 fair value measurement, which became effective for the Partnership on January 1, 2011. The adoption of ASU 2010-6 has not had a material impact on the Partnership's financial statements or disclosures.

3.	INVESTMENT IN JOINT VENTURES
Summary of Financial Information
The following information summarizes the operations of the Joint Ventures for the three months ended March 31, 2011 and 2010, respectively:

	Total Revenues		Net Income
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Fund XIII-REIT Associates	$757,244	$1,524,097	$(69,131)	$477,389
Fund XIII-XIV Associates	418,249	431,098	167,690	230,434
	$1,175,493	$1,955,195	$98,559	$707,823
Due from Joint Ventures
As presented in the accompanying balance sheets, due from joint ventures as of March 31, 2011 and December 31, 2010 includes operating cash flow generated by the Joint Ventures during the three months ended March 31, 2011 and December 31, 2010, respectively, which is payable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS
Management and Leasing Fees
The Partnership has entered into a property management, leasing, and asset management agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Partnership’s properties, owned through the Joint Ventures, equal to the lesser of (a) 4.5% of the gross revenues collected monthly; plus, a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month’s rent, or (b) fees that would be paid to a comparable outside firm, which is assessed periodically based on market studies. In the case of commercial properties leased on a long-term net-lease basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, are included in equity in income of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures and payable to Wells Management is $4,824 and $6,894 for the three months ended March 31, 2011 and 2010, respectively.
Administrative Reimbursements
Wells Capital, one of our General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses of $23,103 and $27,804 payable to Wells Capital and Wells Management for the three months ended March 31, 2011 and 2010, respectively. In addition, Wells Capital and Wells Management pay for certain operating expenses of the Partnership (“bill-backs”) directly and invoice the Partnership for the reimbursement thereof on a quarterly basis. As presented in the accompanying balance sheets, due to affiliates as of March 31, 2011 and December 31, 2010 represents administrative reimbursements and bill-backs due to Wells Capital and/or Wells Management.
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
Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as distribution income earned from its holdings of common stock of Piedmont REIT, which was acquired in connection with the Piedmont REIT internalization transaction (see “Assertion of Legal Action Against Related-Parties” above). As of March 31, 2011, the Partnership has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due.
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

6.    COMMITMENTS AND CONTINGENCIES
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

Certain lease agreements include provisions that, at the option of the tenant, may obligate the Partnership to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. As a result of a lease amendment executed in April 2011 (see Note 7 - Subsequent Event), the sole tenant at 8560 Upland Drive, Quantum Corporation (“Quantum”), has the right to request the reimbursement of tenant improvements of up to approximately $534,000, which would be required to be funded by Fund XIII-REIT Associates.

7.    SUBSEQUENT EVENT

Leasing Activity at 8560 Upland Drive

On April 11, 2011, the Partnership entered into the first amendment to the lease agreement at 8560 Upland Drive with Quantum, which reduces Quantum's square footage from 100% of the building to approximately 57% of the building, effective January 1, 2012 and extends the lease term on the reduced square footage to December 31, 2021. Effective January 1, 2012, annual base rent of $8.25 per square foot shall be payable and is scheduled to increase by 2% annually beginning on January 1, 2013. In addition to monthly base rent, Quantum will be required to reimburse Fund XIII-REIT Associates for its pro rata share of all operating expenses and real estate taxes for 8560 Upland Drive. Through June 30, 2012, Quantum is entitled to a landlord-funded tenant allowance of approximately $534,000, of which up to $50,000 may be applied against base rental payments. Quantum has the right to extend the lease term for two additional five-year periods at the then current fair market rental rate.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the accompanying financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I, as well as the notes to our financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations provided in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Portfolio Overview

We are currently in the positioning-for-sale phase of our life cycle. We have sold four of the seven properties in which we have held interests. In April 2011, Fund XIII-REIT Associates and Quantum entered into a lease amendment at 8560 Upland Drive, which will reduce Quantum's square footage from 100% of the building to approximately 57% of the building, effective January 1, 2012 and extend the lease term on the reduced square footage to December 31, 2021. Our focus at this time involves leasing and marketing efforts that we believe will ultimately result in the best disposition pricing of our assets for our investors.

The first quarter 2011 operating distributions to limited partners holding Cash Preferred Units were reserved. We anticipate that operating distributions will continue to be reserved in the near-term as a result of our intention to fund our pro rata share of property operating costs and anticipated re-leasing costs at our remaining properties as existing leases expire.
Property Summary

As we move further into the positioning-for-sale phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we will seek to maximize returns to our limited partners by negotiating long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs, and portfolio costs. As properties are positioned for sale, our attention will shift to locating suitable buyers, negotiating purchase-sale contracts that will attempt to maximize the total return to our limited partners and minimize contingencies and potential post-closing obligations to buyers. As of April 30, 2011, we owned interests in three properties.
Information relating to the properties owned, or previously owned, by the Joint Ventures is provided below:

•	The AmeriCredit Building was sold on April 13, 2005.

•	The John Wiley Building was sold on April 13, 2005.

•	The 7500 Setzler Parkway building was sold on January 31, 2007.

•	The Randstad – Atlanta Building was sold on April 24, 2007.

•
8560 Upland Drive, located in Englewood, Colorado, is 100% leased through December 2011. Effective January 1, 2012, Quantum will reduce its square footage leased from 100% to 57% of the building and extend the lease term on the reduced square footage to December 31, 2021. We are marketing the remaining space in this building for lease.

•
Two Park Center, located in Hoffman Estates, Illinois, a suburb of Chicago, is currently 39% leased to American Intercontinental University, Inc. ("AIU") through December 2012. We are actively marketing the vacant space in this building for lease.

•	The Siemens - Orlando Building, located in Orlando, Florida, is currently 100% leased to three tenants. The major lease to Siemens Shared Services LLC extends through September 2011.

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
Short-Term Liquidity
During the three months ended March 31, 2011, we generated net operating cash flows, including operating distributions received from the Joint Ventures, of approximately $298,000. Operating distributions from the Joint Ventures generally consist of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. We continued to withhold the net operating cash flows generated in the first quarter of 2011 to fund our pro rata share of anticipated re-leasing costs at our remaining properties as existing leases expire (see Property Summary above). The extent to which any future operating distributions are paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs to fund our share of tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures. We anticipate that operating distributions from the Joint Ventures may decline in the near term as a result of funding our pro rata share of anticipated re-leasing costs at our remaining properties.
We believe that the cash on hand and operating distributions due from the Joint Ventures are sufficient to cover our working capital needs, including those provided for within our total liabilities of approximately $28,000, as of March 31, 2011.
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

Operating cash flows, if available, are generally distributed from the Joint Ventures to the Partnership approximately one month following calendar quarter-ends. However, the Joint Ventures will reserve operating distributions, or a portion thereof, as needed in order to fund known capital and other expenditures. Our cash management policy typically includes first utilizing current period operating cash flows until depleted, at which point operating reserves are utilized to fund capital and other required expenditures. In the event that current and prior period accumulated operating cash flows are insufficient to fund such costs, net sale proceeds reserves, if available, would then be utilized. Any capital or other expenditures not funded from the operations of the Joint Ventures will be required to be funded by the Partnership and the other respective joint venture partners on a pro rata basis.
As of March 31, 2011, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

	Net Sale Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of March 31, 2011	Undistributed Net Sale Proceeds as of March 31, 2011
Property Sold				Amount	Purpose
AmeriCredit Building (sold in 2005)	$14,301,802	28.11%	$4,020,236	$—	—	$4,020,236	$—
John Wiley Building (sold in 2005)	$21,427,599	28.11%	6,023,298	—	—	6,023,298	—
7500 Setzler Parkway (sold in 2007)	$8,723,080	47.30%	4,126,017	—	—	4,126,017	—
Randstad-Atlanta Building (sold in 2007)	$8,992,600	47.30%	4,253,500	—	—	4,240,448	13,052
Total			$18,423,051	$—		$18,409,999	$13,052

Upon evaluating the capital needs of the properties in which we currently own an interest, our General Partners have determined to reserve the remaining net sale proceeds.

Results of Operations
Equity in Income of Joint Ventures
Equity in income of Joint Ventures decreased from $243,190 for the three months ended March 31, 2010 to $59,885 for the three months ended March 31, 2011. This decrease is primarily attributable to (i) a decrease in revenue at Two Park Center as a result of a reduction in square footage leased by AIU from 83% to 39%, effective January 1, 2011 and (ii) an increase in depreciation expense at the Siemens - Orlando Building associated with tenant improvement projects completed in 2010.

We expect equity in income of Joint Ventures to remain at a relatively similar level in the second quarter of 2011; however, if we are unable to extend current leases and/or secure suitable replacement tenants in a timely manner at the Siemens - Orlando Building (the majority lease is scheduled to expire in September 2011) and at 8560 Upland Drive (the sole tenant will downsize to 57%, effective in January 2012), we would expect equity in income of Joint Ventures to decline in future periods.
General and Administrative Expenses
General and administrative expenses remained relatively stable at $58,735 for the three months ended March 31, 2010 and $54,326 for the three months ended March 31, 2011.
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

Evaluating the Recoverability of Real Estate Assets
We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets and related intangible assets in which we have an ownership interest through investments in the Joint Ventures, may not be recoverable. When indicators of potential impairment are present which suggest that the carrying amounts of real estate assets and related intangible assets may not be recoverable, we assess the recoverability of the real estate assets and related intangible assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that such expected undiscounted future cash flows for assets held for use, or the estimated fair values less costs to sell, for assets held for sale, do not exceed the respective assets’ carrying values, we adjust the real estate assets and related intangible assets to their respective estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognize an impairment loss. Estimated fair values are determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value. We have determined that there has been no impairment in the carrying value of our real estate assets and related intangible assets to date; however, certain of our assets may be carried at an amount more than could be realized in a current disposition transaction.
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
Commitments and Contingencies

Certain lease agreements include provisions that, at the option of the tenant, may obligate the Partnership to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. As a result of a lease amendment executed in April 2011 (see Subsequent Event below), the sole tenant at 8560 Upland Drive, Quantum, has the right to request the reimbursement of tenant improvements of up to approximately $534,000, which would be required to be funded by Fund XIII-REIT Associates.

Subsequent Event

Leasing Activity at 8560 Upland Drive

On April 11, 2011, the Partnership entered into the first amendment to the lease agreement at 8560 Upland Drive with Quantum, which reduces Quantum's square footage from 100% of the building to approximately 57% of the building, effective January 1, 2012 and extends the lease term on the reduced square footage to December 31, 2021. Effective January 1, 2012, annual base rent of $8.25 per square foot shall be payable and is scheduled to increase by 2% annually beginning on January 1, 2013. In addition to monthly base rent, Quantum will be required to reimburse Fund XIII-REIT Associates for its pro rata share of all operating expenses and real estate taxes for 8560 Upland Drive. Through June 30, 2012, Quantum is entitled to a landlord-funded tenant allowance of approximately $534,000, of which up to $50,000 may be applied against base rental payments. Quantum has the right to extend the lease term for two additional five-year periods at the then current fair market rental rate.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Since we do not borrow any money, make any foreign investments or invest in any market risk-sensitive instruments, we are not subject to risks relating to interest rates, foreign currency exchange rate fluctuations, or the other market risks contemplated by Item 305 of Regulation S-K.

ITEM 4.    CONTROLS AND PROCEDURES

Management's Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of management of Wells Capital, our General Partner, including the Principal Executive Officer and the Principal Financial Officer of Wells Capital, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the quarterly period covered by this report. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer of Wells Capital concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report in providing a reasonable level of assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in the reports we file under the Exchange Act is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial Officer of Wells Capital, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended March 31, 2011, requiring disclosure under Item 103 of Regulation S-K. For a description of pending litigation involving certain related parties, see “Assertion of Legal Action Against Related-Parties” in Note 4 to our financial statements included in this report.

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, during the quarter ended March 31, 2011.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended March 31, 2011.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended March 31, 2011.

(b)	Not applicable.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended March 31, 2011, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS
The Exhibits to this report are set forth on Exhibit Index to First Quarter Form 10-Q attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XIII, L.P. (Registrant)

	By:	WELLS CAPITAL, INC. (General Partner)

May 12, 2011		/s/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

May 12, 2011		/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX
TO FIRST QUARTER FORM 10-Q
OF
WELLS REAL ESTATE FUND XIII, L.P.

Exhibit Number	Description of Document

10.1	First Amendment to Lease with Quantum Corporation relating to 8560 Upland Drive

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32. 1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002