Form 10-Q
period 2011-06-30
WELLS REAL ESTATE FUND XIII L P
filed 2011-08-11
CIK 1127245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
The accompanying financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included both in this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2010. The Partnership’s results of operations for the three months and six months ended June 30, 2011 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND XIII, L.P.

BALANCE SHEETS

	(Unaudited)
	June 30, 2011	December 31, 2010
Assets:
Investment in joint ventures	$11,474,059	$11,617,830
Cash and cash equivalents	3,161,805	2,735,416
Due from joint ventures	97,913	356,384
Other assets	12,720	—
Total assets	$14,746,497	$14,709,630

Liabilities:
Accounts payable and accrued expenses	$3,417	$11,068
Due to affiliates	9,553	8,704
Total liabilities	12,970	19,772

Commitments and Contingencies

Partners' Capital:
Limited Partners:
Cash Preferred – 3,213,008 units and 3,215,584 units issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	14,719,133	14,675,900
Tax Preferred – 559,040 and 556,464 units issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	—	—
General Partners	14,394	13,958
Total partners’ capital	14,733,527	14,689,858
Total liabilities and partners’ capital	$14,746,497	$14,709,630
See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Equity in Income of Joint Ventures	$77,798	$218,834	$137,683	$462,023

General and Administrative Expenses	39,688	44,703	94,014	103,438
Net Income	$38,110	$174,131	$43,669	$358,585

Net Income (Loss) Allocated to:
Cash Preferred Limited Partners	$37,729	$172,390	$54,989	$354,999
Tax Preferred Limited Partners	$—	$—	$(11,756)	$—
General Partners	$381	$1,741	$436	$3,586

Net Income (Loss) per Weighted-Average Limited Partner Unit:
Cash Preferred	$0.01	$0.05	$0.02	$0.11
Tax Preferred	$0.00	$0.00	$(0.02)	$0.00

Weighted-Average Limited Partner Units Outstanding:
Cash Preferred	3,213,008	3,215,584	3,213,008	3,215,584
Tax Preferred	559,040	556,464	559,040	556,464
See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF PARTNERS’ CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 2010
AND THE SIX MONTHS ENDED JUNE 30, 2011 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Cash Preferred		Tax Preferred
	Units	Amount	Units	Amount
BALANCE, December 31, 2009	3,215,584	$13,908,070	556,464	$—	$6,202	$13,914,272

Net income	—	767,830	—	—	7,756	775,586
BALANCE, December 31, 2010	3,215,584	14,675,900	556,464	—	13,958	14,689,858

Cash Preferred conversion elections	(2,576)	(11,756)	2,576	11,756	—	—
Net income (loss)	—	54,989	—	(11,756)	436	43,669
BALANCE, June 30, 2011	3,213,008	$14,719,133	559,040	$—	$14,394	$14,733,527
See accompanying notes.

 WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF CASH FLOWS

	(Unaudited)
	Six Months Ended
	June 30,
	2011	2010
Cash Flows fromOperating Activities:
Net income	$43,669	$358,585
Operating distributions received from joint ventures	539,925	689,322
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint ventures	(137,683)	(462,023)
Changes in assets and liabilities:
Increase in other assets	(12,720)	—
Decrease in accounts payable and accrued expenses	(7,651)	(20,310)
Increase (decrease) in due to affiliates	849	(1,722)
Net cash provided by operating activities	426,389	563,852
Net Increase in Cash and Cash Equivalents	426,389	563,852

Cash and Cash Equivalents, beginning of period	2,735,416	1,519,750
Cash and Cash Equivalents, end of period	$3,161,805	$2,083,602
See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

CONDENSED NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011 (unaudited)

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

Joint Venture	Joint Venture Partners	Ownership %	Properties
Wells Fund XIII-REIT Joint Venture Partnership (“Fund XIII-REIT Associates”)	• Wells Real Estate Fund XIII, L.P. • Piedmont Operating Partnership, LP	28.1% 71.9%	1. 8560 Upland Drive Two connected one-story office and assembly buildings located in Englewood, Colorado 2. Two Park Center A four-story office building located in Hoffman Estates, Illinois
Fund XIII and Fund XIV Associates (“Fund XIII-XIV Associates”)	• Wells Real Estate Fund XIII, L.P. • Wells Real Estate Fund XIV, L.P.	47.3% 52.7%	3. Siemens – Orlando Building Two single-story office buildings located in Orlando, Florida

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

In May 2011, the FASB issued Accounting Standards Update 2011-04, Fair Value Measurement Topic Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”). ASU 2011-04 converges the GAAP and International Financial Reporting Standards definition of “fair value”, the requirements for measuring amounts at fair value, and disclosures about these measurements. The update does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The adoption of ASU 2011-04 will be effective for the Partnership on December 15, 2011. The Partnership does not expect that the adoption of ASU 2011-04 will have a material impact on its financial statements or disclosures.

3.	INVESTMENT IN JOINT VENTURES
Summary of Financial Information
The following information summarizes the operations of the Joint Ventures for the three months and six months ended June 30, 2011 and 2010, respectively:

	Total Revenues		Net Income (Loss)		Total Revenues		Net Income (Loss)
	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2011	2010	2011	2010	2011	2010	2011	2010
Fund XIII-REIT Associates	$806,847	$1,510,709	$(12,128)	$396,354	$1,564,091	$3,034,806	$(81,259)	$873,743
Fund XIII-XIV Associates	419,280	413,603	171,685	227,101	837,529	844,701	339,375	457,535
	$1,226,127	$1,924,312	$159,557	$623,455	$2,401,620	$3,879,507	$258,116	$1,331,278
Due from Joint Ventures
As presented in the accompanying balance sheets, due from joint ventures as of June 30, 2011 and December 31, 2010 includes operating cash flow generated by the Joint Ventures during the three months ended June 30, 2011 and December 31, 2010, respectively, which is payable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS
Management and Leasing Fees
The Partnership has entered into a property management, leasing, and asset management agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Partnership’s properties, owned through the Joint Ventures, equal to the lesser of (a) 4.5% of the gross revenues collected monthly; plus, a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month’s rent, or (b) fees that would be paid to a comparable outside firm, which is assessed periodically based on market studies. In the case of commercial properties leased on a long-term net-lease basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, are included in equity in income of joint ventures in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures and payable to Wells Management is $2,444 and $6,404 for the three months ended June 30, 2011 and 2010, respectively, and $7,268 and $13,298 for the six months ended June 30, 2011 and 2010, respectively.
Administrative Reimbursements
Wells Capital, one of our General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses of $19,571 and $25,272 payable to Wells Capital and Wells Management for the three months ended June 30, 2011 and 2010, respectively, and $42,674 and $53,076 for the six months ended June 30, 2011 and 2010, respectively.

In addition, Wells Capital and Wells Management pay for certain operating expenses of the Partnership (“bill-backs”) directly and invoice the Partnership for the reimbursement thereof on a quarterly basis. As presented in the accompanying balance sheets, due to affiliates as of June 30, 2011 and December 31, 2010 represents administrative reimbursements and bill-backs due to Wells Capital and/or Wells Management.
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

Wells Capital, Wells Management, and Wells Investment Securities, Inc. ("WIS") are owned and controlled by WREF. The operations of Wells Capital, Wells Management, and WIS represent substantially all of the business of WREF. Accordingly, the Partnership focuses on the financial condition of WREF when assessing the financial condition of Wells Capital and Wells Management. In the event that WREF were to become unable to meet its obligations as they become due, the Partnership might be required to find alternative service providers.
Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital, Wells Management, and WIS based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as distribution income earned from its holdings of common stock of Piedmont REIT, which was acquired in connection with the Piedmont REIT internalization transaction (see “Assertion of Legal Action Against Related-Parties” above). As of June 30, 2011, the Partnership has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due.
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

Certain lease agreements include provisions that, at the option of the tenant, may obligate the Partnership to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. As a result of a lease amendment executed in April 2011, the sole tenant at 8560 Upland Drive, Quantum Corporation (“Quantum”), has the right to request the reimbursement of tenant improvements of up to approximately $534,000, which would be required to be funded by Fund XIII-REIT Associates, of which approximately $50,000 has been incurred as of June 30, 2011.

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

The second quarter 2011 operating distributions to limited partners holding Cash Preferred Units were reserved. We anticipate that operating distributions will continue to be reserved in the near-term as a result of our intention to fund our pro rata share of property operating costs and anticipated re-leasing costs at our remaining properties as existing leases expire.
Property Summary

As we move further into the positioning-for-sale phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we will seek to maximize returns to our limited partners by negotiating long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs, and portfolio costs. As properties are positioned for sale, our attention will shift to locating suitable buyers, negotiating purchase-sale contracts that will attempt to maximize the total return to our limited partners and minimize contingencies and potential post-closing obligations to buyers. As of July 31, 2011, we owned interests in three properties.
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

•
Two Park Center, located in Hoffman Estates, Illinois, a suburb of Chicago, is currently 38% leased to American Intercontinental University, Inc. ("AIU") through December 2012. We are actively marketing the vacant space in this building for lease.

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
Short-Term Liquidity
During the six months ended June 30, 2011, we generated net operating cash flows, including operating distributions received from the Joint Ventures, of approximately $426,000. Operating distributions from the Joint Ventures generally consist of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. We continued to withhold the net operating cash flows generated in 2011 to fund our pro rata share of anticipated re-leasing costs at our remaining properties as existing leases expire (see Property Summary above). The extent to which any future operating distributions are paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs to fund our share of tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures. We anticipate that operating distributions from the Joint Ventures may decline in the near term as a result of funding our pro rata share of anticipated re-leasing costs at our remaining properties.
We believe that the cash on hand and operating distributions due from the Joint Ventures are sufficient to cover our working capital needs, including those provided for within our total liabilities of approximately $13,000, as of June 30, 2011.
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
As of June 30, 2011, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

	Net Sale Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of June 30, 2011	Undistributed Net Sale Proceeds as of June 30, 2011
Property Sold				Amount	Purpose
AmeriCredit Building (sold in 2005)	$14,301,802	28.11%	$4,020,236	$—	—	$4,020,236	$—
John Wiley Building (sold in 2005)	$21,427,599	28.11%	6,023,298	—	—	6,023,298	—
7500 Setzler Parkway (sold in 2007)	$8,723,080	47.30%	4,126,017	—	—	4,126,017	—
Randstad-Atlanta Building (sold in 2007)	$8,992,600	47.30%	4,253,500	—	—	4,240,448	13,052
Total			$18,423,051	$—		$18,409,999	$13,052

Upon evaluating the capital needs of the properties in which we currently own an interest, our General Partners have determined to reserve the remaining net sale proceeds.

Results of Operations
Equity in Income of Joint Ventures
Equity in income of Joint Ventures decreased from $218,834 for the three months ended June 30, 2010 to $77,798 for the three months ended June 30, 2011, and from $462,023 for the six months ended June 30, 2010 to $137,683 for the six months ended June 30, 2011. The decreases for the three and six months ended June 30, 2011 are primarily attributable to (i) a decrease in revenue at Two Park Center as a result of a reduction in square footage leased by AIU from 83% to 38%, effective January 1, 2011 and (ii) an increase in depreciation expense at the Siemens - Orlando Building associated with tenant improvement projects completed in 2010.

We expect equity in income of Joint Ventures to remain at a relatively similar level in the third quarter of 2011; however, if we are unable to extend current leases and/or secure suitable replacement tenants in a timely manner at the Siemens - Orlando Building (the majority lease is scheduled to expire in September 2011) and at 8560 Upland Drive (the sole tenant will downsize to 57%, effective in January 2012), we would expect equity in income of Joint Ventures to decline in future periods.
General and Administrative Expenses
General and administrative expenses decreased from $44,703 for the three months ended June 30, 2010 to $39,688 for the three months ended June 30, 2011, and from $103,438 for the six months ended June 30, 2010 to $94,014 for the six months ended June 30, 2011. The decreases for the three month and six months ended June 30, 2011 are primarily attributable to a decrease in the overhead administrative costs allocated to the Partnership during 2011.
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
Commitments and Contingencies

Certain lease agreements include provisions that, at the option of the tenant, may obligate the Partnership to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. As a result of a lease amendment executed in April 2011, the sole tenant at 8560 Upland Drive, Quantum, has the right to request the reimbursement of tenant improvements of up to approximately $534,000, which would be required to be funded by Fund XIII-REIT Associates, of which approximately $50,000 has been incurred as of June 30, 2011.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended June 30, 2011, requiring disclosure under Item 103 of Regulation S-K. For a description of pending litigation involving certain related parties, see “Assertion of Legal Action Against Related-Parties” in Note 4 to our financial statements included in this report.

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, during the quarter ended June 30, 2011.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended June 30, 2011.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended June 30, 2011.

(b)	Not applicable.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended June 30, 2011, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS
The Exhibits to this report are set forth on Exhibit Index to Second Quarter Form 10-Q attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XIII, L.P. (Registrant)

	By:	WELLS CAPITAL, INC. (General Partner)

August 11, 2011		/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX
TO SECOND QUARTER FORM 10-Q
OF
WELLS REAL ESTATE FUND XIII, L.P.

Exhibit Number		Description of Document

10.1	*
First Amendment to Lease with Quantum Corporation relating to 8560 Upland Drive (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund XIII, L.P. for the quarter ended March 31, 2011, Commission File No. 0-49633)

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	**	XBRL Instance Document.

101.SCH	**	XBRL Taxonomy Extension Schema.

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	**	XBRL Taxonomy Extension Label Linkbase.

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase.

* Previously filed and incorporated herein by reference
** Furnished with this Form 10-Q, but not filed under the Securities Exchange Act of 1934