Form 10-K
period 2011-12-31
WELLS REAL ESTATE FUND XIII L P
filed 2012-03-15
CIK 1127245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-K
__________________________________

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2011

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____________ to _____________

Commission file number 000-49633

WELLS REAL ESTATE FUND XIII, L.P.
(Exact name of registrant as specified in its charter)
_________________________________

Georgia	58-2438244
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6200 The Corners Parkway, Norcross, Georgia	30092-3365
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number including area code	(770) 449-7800
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to section 12(g) of the Act:

CASH PREFERRED UNITS	TAX PREFERRED UNITS
(Title of class)	(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ (Do not check if a smaller reporting company) Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The registrant conducted its offering pursuant to a Form S-11, which commenced on March 29, 2001 and terminated on March 28, 2003. Units in the offering were sold at $10 per limited partnership unit, with discounts available for certain categories of purchasers. There is no established market for the registrant's limited partnership units. The number of Cash Preferred Units and Tax Preferred Units held by non-affiliates as of June 30, 2011 was approximately 3,210,912 and 559,040, respectively.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Form 10-K of Wells Real Estate Fund XIII, L.P. (the "Partnership" or the "Registrant") other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as "may," "will," "expect," "intend," "anticipate," "estimate," "believe," "continue," or other similar words. Specifically, we consider, among others, statements concerning future operating results and cash flows, our ability to meet future obligations, and the amount and timing of any future distributions to limited partners to be forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this Form 10-K, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
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
General
Wells Real Estate Fund XIII, L.P. (the "Partnership," "we," "our" and "us") is a Georgia public limited partnership with Leo F. Wells, III and Wells Capital, Inc. ("Wells Capital"), a Georgia corporation, serving as its general partners (collectively, the "General Partners"). Wells Capital is a wholly owned subsidiary of Wells Real Estate Funds, Inc. ("WREF"). Leo F. Wells, III is the president and sole director of Wells Capital and the sole director and sole owner of WREF. The Partnership was formed on September 15, 1998, for the purpose of acquiring, developing, owning, operating, improving, leasing, and managing income-producing commercial properties for investment purposes. Upon subscription for units, limited partners elected to have their units treated as Cash Preferred Units or Tax Preferred Units. Thereafter, limited partners have the right to change their prior elections to have some or all of their units treated as Cash Preferred Units or Tax Preferred Units one time during each quarterly accounting period ("conversion elections"). Limited partners may vote to, among other things: (a) amend the partnership agreement, subject to certain limitations; (b) change our business purpose or investment objectives of the Partnership; (c) add or remove a general partner; (d) elect a new general partner; (e) dissolve the Partnership; (f) authorize a merger or a consolidation of the Partnership; and (g) approve a sale involving all or substantially all of our assets, subject to certain limitations. A majority vote on any of the described matters will bind the Partnership without the concurrence of the General Partners. Each limited partnership unit has equal voting rights, regardless of which class of unit is selected.
On March 29, 2001, we commenced an offering of up to $45,000,000 of Cash Preferred or Tax Preferred limited partnership units ($10.00 per unit) pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The offering was terminated on March 28, 2003, at which time we had sold approximately 3,023,371 Cash Preferred Units and 748,678 Tax Preferred Units, representing total limited partner capital contributions of $37,720,487.
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
The period during which we are raising capital through the sale and issuance of limited partner units to the public;

•	Investing phase
The period during which we invest the capital raised during the fundraising phase, less up-front fees, into the acquisition of real estate assets;

•	Holding phase
The period during which we own and operate our real estate assets during the initial lease terms of the tenants;

•	Positioning-for-sale phase
The period during which the leases in place at the time of acquisition expire and, thus, we expend time, effort, and funds to re-lease such space to existing and/or new tenants. Following the holding phase, we continue to own and operate the real estate assets, evaluate various options for disposition, and market the real estate assets for sale; and

•	Disposition-and-liquidation phase
The period during which we sell our real estate investments, distribute net sale proceeds to the partners, liquidate, and terminate the Partnership.

We are currently in the positioning-for-sale phase of our life cycle. While our focus at this time involves leasing and marketing efforts at our remaining properties that we believe will ultimately result in the best disposition pricing of our assets for our limited partners, we will evaluate offers to sell our properties on an as-is basis.
Employees
We have no direct employees. The employees of Wells Capital and Wells Management Company, Inc. ("Wells Management"), an affiliate of the General Partners, perform a full range of real estate and administrative services for us, including leasing and property management, accounting, asset management, and investor relations. See Item 13, "Certain Relationships and Related Transactions," for a summary of the fees paid to the General Partners or their affiliates during the years ended December 31, 2011, 2010, and 2009.

Insurance
Wells Management carries comprehensive liability and extended coverage with respect to the properties we own through our investments in the joint ventures described in Item 2. In the opinion of management, our properties are adequately insured.
Competition
We will experience competition for tenants from owners and managers of competing projects that may include the General Partners or their affiliates. As a result, in connection with negotiating leases, we may offer rental concessions, reduced charges for tenant improvements, and other inducements, all of which may have an adverse impact on results of operations. We are also in competition with sellers of similar properties to locate suitable purchasers for our properties.
Economic Dependency
We have engaged Wells Capital and Wells Management to provide certain essential services, including supervision of the management and leasing of our properties, asset acquisition and disposition services, as well as other administrative responsibilities, including accounting services and investor communications and relations. These agreements are terminable by either party upon 60 days' written notice. As a result of these relationships, we are dependent upon Wells Capital and Wells Management.
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
Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as distribution income earned from its holdings of common stock of Piedmont Office Realty Trust, Inc. ("Piedmont REIT"), which was acquired in connection with the Piedmont REIT internalization transaction (see "Assertion of Legal Action Against Related Parties" below). As of December 31, 2011, the General Partners have no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due.
We are also dependent upon the ability of our current tenants to pay their contractual rent amounts as they become due. The inability of a tenant to pay future rental amounts would be likely to have a negative impact on our results of operations. Situations preventing the tenants from paying contractual rents could result in a material adverse impact on our results of operations. See Item 2, "Properties" for further information.
Proxy to Liquidate
Under Section 20.2 of the partnership agreement, limited partners holding 10% or more of the outstanding units have the right to provide a written request to the General Partners directing the General Partners to formally proxy the limited partners to determine whether the assets of the Partnership should be liquidated.
Assertion of Legal Action Against Related Parties
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

On March 31, 2008, the Court granted in part the defendants' motion to dismiss the amended complaint. The Court dismissed five of the seven counts of the amended complaint in their entirety. The Court dismissed the remaining two counts with the exception of allegations regarding the failure to disclose in the Piedmont REIT proxy statement details of certain expressions of interest in acquiring Piedmont REIT. On April 21, 2008, the plaintiff filed a second amended complaint, which alleges violations of the federal proxy rules based upon allegations that the proxy statement to obtain approval for the Piedmont REIT internalization transaction omitted details of certain expressions of interest in acquiring Piedmont REIT. The second amended complaint seeks, among other things, unspecified monetary damages, to nullify and rescind the internalization transaction, and to cancel and rescind any stock issued to the defendants as consideration for the internalization transaction. On May 12, 2008, the defendants answered and raised certain defenses to the second amended complaint. Since the filing of the second amended complaint, the plaintiff has said it intends to seek monetary damages of approximately $159 million plus prejudgment interest.

On June 23, 2008, the plaintiff filed a motion for class certification. On September 16, 2009, the Court granted the plaintiff's motion for class certification. On September 20, 2009, the defendants filed a petition for permission to appeal immediately the Court's order granting the motion for class certification with the Eleventh Circuit Court of Appeals. The petition for permission to appeal was denied on October 30, 2009.

On April 13, 2009, the plaintiff moved for leave to amend the second amended complaint to add additional defendants. The Court denied the plaintiff's motion for leave to amend on June 23, 2009.

On December 4, 2009, the parties filed motions for summary judgment. On August 2, 2010, the Court entered an order denying the defendants' motion for summary judgment and granting, in part, the plaintiff's motion for partial summary judgment. The Court ruled that the question of whether certain expressions of interest in acquiring Piedmont REIT constituted "material" information required to be disclosed in the proxy statement to obtain approval for the Piedmont REIT internalization transaction raises questions of fact that must be determined at trial.

On November 17, 2011, the court issued rulings granting several of the plaintiff's motions in limine to prohibit the defendants from introducing certain evidence, including evidence of the defendants' reliance on advice from their outside legal and financial advisors, and limiting the defendants' ability to relate their subjective views, considerations, and observations during the trial of the case. On February 23, 2012, the Court granted several of the defendants' motions, including a motion for reconsideration regarding a motion the plaintiff had filed seeking exclusion of certain evidence impacting damages, and motions seeking exclusion of certain evidence proposed to be submitted by the plaintiff. The suit has been removed from the Court's trial calendar pending resolution of a request for interlocutory appellate review of certain legal rulings made by the Court.

Mr. Wells, Wells Capital, and Wells Management believe that the allegations contained in the complaint are without merit and intend to vigorously defend this action. Although WREF believes that it has meritorious defenses to the claims of liability and damages in these actions, WREF is unable at this time to predict the outcome of these actions or reasonably estimate a range of damages, or how any liability and responsibility for damages might be allocated among the 17 defendants in the action, which includes 11 defendants not affiliated with Mr. Wells, Wells Capital, or Wells Management. The ultimate resolution of these matters could have a material adverse impact on WREF's financial results, financial condition, or liquidity.

Website Address
Access to copies of each of our filings with the SEC is available, free of charge, at the http://www.wellsref.com website, or through a link to the http://www.sec.gov website.

ITEM 1A.	RISK FACTORS.
Risk Related to Current Economic Conditions
Current economic conditions may cause market rental rates and property values to decline, may impede disposition of our properties at commercially reasonable terms, and have had, and will likely continue to have, an adverse effect on our financial condition.
Current economic conditions, the availability and cost of credit, turmoil in the mortgage market, and declining real estate markets have contributed to increased volatility, lower real estate values, and diminished expectations for real estate markets and the economy going forward. Should such current economic conditions continue for a prolonged period of time, the value of our commercial real estate assets and the market rental rates that we are able to achieve may continue to decline. Deteriorating economic conditions could adversely impact the ability of one or more of our tenants to honor their lease payments and our ability to re-lease space on favorable terms as leases expire or as space otherwise becomes vacant at our properties. While we do not anticipate the need to access the credit markets, the impact of the current crisis in the credit markets may adversely affect the ability of potential purchasers of our properties to obtain financing. Therefore, this may affect our timing and/or ability to sell our properties at commercially reasonable terms. The current economic conditions and the difficulties currently being experienced in the mortgage and real estate markets have adversely affected our business model, financial condition, results of operations, and the valuation of our units. A worsening of these conditions would exacerbate the adverse effects that the current market environment has had on us and on commercial real estate in general.
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
General economic conditions may affect the timing of the sale of our properties and the sale price we receive.
We may be unable to sell a property if or when we decide to do so. The real estate market is affected by many factors, such as general economic conditions, the availability of financing, interest rates, and other factors, including supply and demand for real estate investments, all of which are beyond our control. We cannot predict whether we will be able to sell any property for the price or on terms which are acceptable to us. Further, we cannot predict the length of time that will be needed to find a willing purchaser and to close the sale of a property.
Vacancy and/or near-term tenant rollover at our properties could reduce or eliminate future cash distributions to limited partners.
We anticipate that we will be required to expend substantial funds in the future for tenant improvements and other costs necessary to re-lease (i) vacant space at Two Park Center, which is currently 38% leased; (ii) vacant space at 8560 Upland Drive, which is currently 57% leased; and (iii) space (72%) that is currently occupied on a month-to-month basis at the Siemens - Orlando Building. If we are unable to re-lease or secure a replacement tenant at the Siemens - Orlando Building in a timely manner and/or Two Park Center and 8560 Upland Drive remain partially vacant for a prolonged period of time, property earnings would suffer, and we would be required to continue to reserve cash otherwise available for operating distributions to limited partners. In addition, the residual value of these properties would be negatively impacted by vacancy because the market value is largely dependent upon the value of the leases in place at such properties.
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
We are dependent on our tenants for substantially all of our revenue.
Most of our properties are occupied by a single tenant or only a few tenants and, therefore, the success of our investments is materially dependent on the financial stability of our tenants. Lease payment defaults by tenants could cause us to reduce the amount of distributions to limited partners holding Cash Preferred Units. A default of a tenant on its lease payments to us or a lease termination would cause us to lose the revenue from the property. In the event of a default or bankruptcy, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting our property. In addition, any event of bankruptcy, insolvency, or a general downturn in the business of any of these tenants may result in the failure or delay of such tenant's rental payments, which may have a substantial adverse effect on our financial performance. If any of these events occur, we cannot assure you that we will be able to lease the property for the rent previously received or sell the property without incurring a loss. Further, we may suffer reduced revenues resulting in less cash to be distributed to limited partners.
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
If one or more of our tenants, or the guarantor of a tenant's lease, commences, or has commenced against it, any proceeding under any provision of the federal Bankruptcy Code, as amended, or any other legal or equitable proceeding under any bankruptcy, insolvency, rehabilitation, receivership, or debtor's relief statute or law (bankruptcy proceeding), we may be unable to collect sums due under relevant leases. Any or all of the tenants, or a guarantor of a tenant's lease obligations, could be subject to a bankruptcy proceeding. Such a bankruptcy proceeding may bar our efforts to collect pre-bankruptcy debts from these entities or their properties, unless we are able to obtain an enabling order from the bankruptcy court. If a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim against the tenant, and may not be entitled to any further payments under the lease. A tenant's or lease guarantor's bankruptcy proceeding could hinder or delay efforts to collect past-due balances under relevant leases, and could ultimately preclude collection of these sums. Such an event could cause a decrease or cessation of rental payments, which would result in a reduction in our cash flow and the amount available for distribution to limited partners holding Cash Preferred Units. In the event of a bankruptcy proceeding, we cannot assure you that the tenant or its trustee will assume our lease. If a given lease, or guaranty of a lease, is not assumed, our cash flow and the amounts available for distribution to limited partners holding Cash Preferred Units may be adversely affected.
We may not have funding for future tenant improvements, which may reduce your returns and make it difficult to attract one or more new tenants.
When a tenant at one of our properties does not renew its lease or otherwise vacates its space in one of our buildings, it is likely that in order to attract one or more new tenants, we will be required to expend substantial funds for tenant improvements and tenant refurbishments to the vacated space and other lease-up costs. Substantially all of our net offering proceeds available for investment have been used for investment our properties, and we do not anticipate that we will maintain permanent working capital reserves. We also have not identified a funding source to provide funds that may be required in the future for tenant improvements, tenant refurbishments, and other lease-up costs in order to attract new tenants. We cannot assure you that any such source of funding will be available to us for such purposes in the future. In the event that we are required to use net cash from operations to fund such tenant improvements, tenant refurbishments, and other lease-up costs, cash distributions to limited partners holding Cash Preferred Units will be reduced or eliminated for potentially extended periods of time.
A property that incurs a vacancy could be difficult to sell or lease.
A property may incur a vacancy either by the continued default of a tenant under its lease or the expiration of one of our leases. Our properties may be leased to a single tenant and/or may be specifically suited to the particular needs of a certain tenant based on the type of business the tenant operates. If a vacancy on any of our properties continues for a long period of time, we may suffer reduced revenues, resulting in less cash to be distributed to limited partners holding Cash Preferred Units. In addition, the resale value of the property could be diminished because the market value of a particular property will depend principally upon the value of the leases of such property.

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
We intend to hold the various remaining real properties in which we are invested until such time as the General Partners determine that the sale or other disposition thereof appears to be advantageous to achieve our investment objectives or until the sale of the properties is warranted, even if it appears that such objectives will not be met. Our General Partners may exercise their discretion as to whether and when to sell a property, and we will have no obligation to sell properties at any particular time, except upon the termination of the Partnership as specified in the partnership agreement, or earlier if a majority of you vote to liquidate the Partnership pursuant to a formal proxy to liquidate. We cannot predict with any certainty the various market conditions affecting real estate investments that will exist at any particular time in the future. Due to the uncertainty of market conditions that may affect the future disposition of our properties, we cannot assure you that we will be able to sell our properties at a profit in the future. Accordingly, the timing of liquidation of the Partnership and the extent to which you will receive cash distributions and realize potential appreciation on our real estate investments will be dependent upon fluctuating market conditions.
If any environmentally hazardous material is determined to exist on a property we own, our operating results could be adversely affected.
Under various federal, state, and local environmental laws, ordinances, and regulations, a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, under or in such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require expenditures. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. In connection with the acquisition and ownership of our properties, we may be potentially liable for such costs. The cost of defending against claims of liability, complying with environmental regulatory requirements, or remediating any contaminated property could materially adversely affect our business, assets, or results of operations and, consequently, amounts available for distribution to limited partners holding Cash Preferred Units.
We and/or other prior Wells public limited partnerships sponsored by our General Partners have sold real estate properties for a sale price less than the original purchase price.
Certain of the real estate properties we and other Wells public limited partnerships sponsored by the General Partners previously purchased have not appreciated to the levels anticipated at the time of purchase. Recently some of these properties have been sold by such partnerships at purchase prices below the prices paid for such properties. We cannot guarantee that any of our properties will appreciate in value.
General Investment Risks
The Georgia Revised Uniform Limited Partnership Act ("GRULPA") does not grant you any specific voting rights, and your rights are limited under our partnership agreement.
A vote of a majority in interest of the limited partners is sufficient to take the following significant Partnership actions:

•	to amend our partnership agreement;

•	to change our business purpose or our investment objectives;

•	to add or remove a general partner;

•	to elect a new general partner;

•	to dissolve the Partnership;

•	to authorize a merger or a consolidation of the Partnership; or

•	to approve a sale involving all or substantially all of the Partnership's assets, subject to certain limitations.
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
Under our partnership agreement, we are required to indemnify our General Partners under certain circumstances, which may reduce returns to our limited partners.
Under our partnership agreement and subject to certain limitations, we are required to indemnify our General Partners from and against losses, liabilities, and damages relating to or arising out of any action or inaction on behalf of us done in good faith and in our best interest. If substantial and expensive litigation should ensue and we are obligated to indemnify one or both General Partners, we may be forced to use substantial funds to do so, which may reduce the return on your investment.
Payment of fees to our General Partners or their affiliates will reduce cash available for distributions to our limited partners.
Our General Partners or their affiliates perform services for us in connection with the management and leasing of our properties. Our affiliates may receive property management, leasing, and asset management fees of 4.5% of gross revenues in connection with the commercial properties we own. In addition, we will reimburse our General Partners or their affiliates for the administrative services necessary to our prudent operation, which includes actual costs of goods, services, and materials used for or by us. These fees and reimbursements will reduce the amount of cash available for capital expenditures to our properties or distributions to our limited partners.
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
Gains and distributions upon the sale of our properties are uncertain.
Although gains from the sale of properties typically represent a substantial portion of any profits attributable to real estate investments, we cannot assure you that we will realize any gains on the sale of our properties. In any event, you should not expect distribution of such proceeds to occur during the early years of our operations. We generally will not sell properties until at least 10 to 12 years after the acquisition of the properties, and our General Partners may exercise their discretion as to whether and when to sell a property; therefore, we have no obligation to sell properties at any particular time. Further, receipt of the full proceeds of such sales may be extended over a substantial period of time following the sales. In addition, the amount of taxable gain allocated to you with respect to the sale of a property could exceed the cash proceeds received from such sale. While proceeds from the sale of a property will generally be distributed to our limited partners, the General Partners, in their sole discretion, may not make such distribution if such proceeds are used to:

•	purchase land underlying any of our properties;

•	buy out the interest of any co-venturer or joint venture partner in a property that is jointly owned;

•	establish working capital reserves; or

•	make repairs, maintenance, tenant improvements, capital improvements, or other expenditures to any of our existing properties.
We are uncertain of our sources for funding of future capital needs.
Substantially all of the gross proceeds of the offering were used to invest in our properties and to pay various fees and expenses. In addition, we do not anticipate that we will maintain any permanent working capital reserves. Accordingly, in the event that we develop a need for additional capital in the future, such as the funding of tenant improvements, tenant refurbishments or other lease-up costs, we have not identified any sources for such funding, and we cannot assure you that any sources of funding will be available to us for potential capital needs in the future.
We may need to reserve net cash from operations for future tenant improvements, which may reduce your returns.
We may be required to expend substantial funds for tenant improvements and tenant refurbishments to vacated space and other lease-up costs. Substantially all of our net offering proceeds available for investment were used for investment in our properties, and we do not anticipate that we will maintain permanent working capital reserves. We also have no identified funding source to provide funds that may be required in the future for tenant improvements, tenant refurbishments, and other lease-up costs in order to attract new tenants. We cannot assure you that any such source of funding will be available to us for such purposes in the future. In the event that we are required to use net cash from operations to fund such tenant improvements, tenant refurbishments, and other lease-up costs, cash distributions to limited partners holding Cash Preferred Units will be reduced or eliminated for potentially extended periods of time.
We may maintain cash balances in our bank accounts that exceed the amount insured by the Federal Deposit Insurance Corporation, and such excess amounts are subject to loss, which may reduce your returns.
We maintain bank accounts with high-credit, quality financial institutions and may concentrate our funds among certain of these banks. At times, our cash balances may exceed the amounts insured by the Federal Deposit Insurance Corporation (FDIC). In the event of these financial institutions failing, we may lose the amount of our deposits over any amount insured by the FDIC, which could have a material adverse effect on our financial condition and our results of operations.

Marketability and Transferability Risks
There is no public trading market for your units.
There is no public market for your units, and we do not anticipate that any public trading market for your units will ever develop. If you attempt to sell your units, you would likely do so at substantially discounted prices on the secondary market. Further, our partnership agreement restricts our ability to participate in a public trading market or anything substantially equivalent to one by providing that any transfer which may cause us to be classified as a "publicly traded partnership" as defined in Section 7704 of the Internal Revenue Code shall be deemed void and shall not be recognized. Because classification of the Partnership as a "publicly traded partnership" may significantly decrease the value of your units, our General Partners intend to use their authority to the maximum extent possible to prohibit transfers of units, which could cause us to be classified as a "publicly traded partnership."
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
Our estimated unit valuations should not be viewed as an accurate reflection of the value of the limited partners' units.
The estimated unit valuations contained in this Annual Report on Form 10-K should not be viewed as an accurate reflection of the value of the limited partners' units, what limited partners might be able to sell their units for, or the fair market value of the our properties, nor do they necessarily represent the amount of net proceeds limited partners would receive if our properties were sold and the proceeds distributed in a liquidation of the Partnership in accordance with the net sale proceeds distribution allocation outlined in the partnership agreement. There is no established public trading market for our limited partnership units, and it is not anticipated that a public trading market for the units will ever develop. We did not obtain any third-party appraisals of our properties in connection with these estimated unit valuations. In addition, property values are subject to change and could decline in the future. The valuations performed by the General Partners are estimates only and are based on a number of assumptions that may not be accurate or complete and may or may not be applicable to any specific limited partnership units. Further, these estimated valuations are applicable only to limited partners who purchased their units directly from us in our original public offering of units. It also should be noted that as properties are sold and the net proceeds from property sales are distributed to limited partners, the remaining value of our properties and the resulting value of our limited partnership units will naturally decline.
Special Risks Regarding Status of Units
If you hold Cash Preferred Units, we expect that you will be allocated more income than cash flow.
Since limited partners holding Cash Preferred Units are allocated substantially all of our net income, and since substantially all deductions for depreciation and other tax losses are allocated to limited partners holding Tax Preferred Units, we expect that those of you who hold Cash Preferred Units will be allocated taxable income in excess of your cash distributions. We cannot assure you that cash flow will be available for distribution in any year.
The desired effect of holding Cash Preferred Units or Tax Preferred Units may be reduced depending on how many limited partners hold each type of unit.
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
Our General Partners make all decisions with respect to the management of the Partnership. Limited partners have no right or power to take part in the management of the Partnership, except through the exercise of limited voting rights. Therefore, you must rely almost entirely on our General Partners for management of the Partnership and the operation of our business. Our General Partners may be removed only under certain conditions set forth in our partnership agreement. If our General Partners are removed, they will receive payment equal to the fair market value of their interests in the Partnership, as agreed upon by our General Partners and the Partnership or by arbitration if they are unable to agree.
Leo F. Wells, III has a primary role in determining what is in the best interest of the Partnership and our limited partners.
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
Our success depends to a significant degree upon the contributions of Leo F. Wells, III, Douglas P. Williams, Randall D. Fretz, and Robert F. Kennedy, each of whom would be difficult to replace. We do not have employment agreements with Messrs. Wells, Williams, Fretz, or Kennedy, and we cannot guarantee that such persons will remain affiliated with us. If any of Wells Capital's key personnel were to cease their affiliation with us, we may be unable to find suitable replacement personnel, and our operating results could suffer. We do not maintain key person life insurance on any person. We believe that our future success depends, in large part, upon the ability of our General Partners to hire and retain highly skilled managerial and operational personnel. If we lose, or are unable to obtain, the services of highly skilled personnel or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered, and the value of your investment may decline.

Our operating performance could suffer if Wells Capital incurs significant losses, including those losses that may result from being the general partner of other entities.
We are dependent on Wells Capital to conduct our operations; thus, adverse changes in the financial condition of Wells Capital, including changes arising from litigation or our relationship with Wells Capital, could hinder its ability to successfully manage our operations and our portfolio of investments. As a general partner in many WREF-sponsored programs, Wells Capital may have contingent liabilities for the obligations of such programs. Enforcement of such obligations against Wells Capital could result in a substantial reduction of its net worth. If such liabilities affected the level of services that Wells Capital could provide, our operations and financial performance could suffer.
Our General Partners have a limited net worth consisting of illiquid assets, which may affect their ability to fulfill their financial obligations to us.
The net worth of our General Partners consists primarily of interests in real estate, retirement plans, partnerships, and closely held businesses and, in the case of Wells Capital, receivables from affiliated corporations and partnerships. Accordingly, the net worth of our General Partners is illiquid and not readily marketable. This illiquidity may be relevant to you in evaluating the ability of our General Partners to fulfill their financial obligations to us. In addition, our General Partners have significant commitments to the other investment programs sponsored by Wells Capital ("Wells programs").
Our general and administrative operating expenses, including expenses associated with operating as a public company in the current regulatory environment, could limit our ability to make distributions.
As we evolve through our Partnership life cycle and sell various properties in our portfolio, our general and administrative operating expenses become a larger percentage in relationship to our operating cash flow and the value of our properties. Further, we bear all expenses incurred in connection with our operations, which are deducted from cash funds generated by operations prior to computing the amount of net cash from operations to be distributed to our limited partners. Therefore, as a result of the general and administrative operating expenses and percentage of such expenses, we cannot assure you that sufficient cash will be available to make future distributions to you from either net cash from our operations or proceeds from the sale of our properties.
Conflicts of Interest Risks
Our General Partners will face conflicts of interest relating to time management, which could result in lower returns on our investments.
Because our General Partners and their affiliates have interests in other real estate programs and also engage in other business activities, they could have conflicts of interest in allocating their time between our business and these other activities, which could affect our operations. You should note that our partnership agreement does not specify any minimum amount of time or level of attention that our General Partners are required to devote to the Partnership.
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
We have entered into joint ventures with affiliates and Piedmont Operating Partnership, LP. In addition, Piedmont Operating Partnership, LP has a majority interest in the Wells Fund XIII-REIT Joint Venture Partnership and, as a result, holds the controlling vote on significant joint venture matters. Such investments may involve risks not otherwise present with an investment in real estate, including, for example:

•	the possibility that our co-venturer, co-tenant, or partner in an investment might become bankrupt;

•	that such co-venturer, co-tenant, or partner may at any time have economic or business interests or goals which are, or which may become, inconsistent with our business interests or goals; or

•	that such co-venturer, co-tenant, or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives.

Actions by such a co-venturer, co-tenant, or partner might result in subjecting the property to liabilities in excess of those contemplated and may have the effect of reducing your returns.
Our General Partners will face various conflicts of interest relating to joint ventures with affiliates.
Since our General Partners and their affiliates control both the Partnership and other affiliates, transactions between the parties with respect to joint ventures between such parties do not have the benefit of arm's-length negotiation of the type normally conducted between unrelated co-venturers. Under these joint venture arrangements, neither co-venturer has the power to control the venture, and an impasse could be reached regarding matters pertaining to the joint venture, which might have a negative influence on the joint venture and decrease potential returns to you. In the event that a co-venturer has a right of first refusal to buy out the other co-venturer, it may be unable to finance such a buy-out at that time. It may also be difficult for us to sell our interest in any such joint venture or partnership or as a co-tenant in property. In addition, to the extent that our co-venturer, partner, or co-tenant is an affiliate of our General Partners, certain conflicts of interest will exist.
Federal Income Tax Risks
The Internal Revenue Service ("IRS") may challenge our characterization of material tax aspects of your investment in the Partnership.
An investment in units involves certain material income tax risks, the character and extent of which are, to some extent, a function of whether you hold Cash Preferred Units or Tax Preferred Units. We will not seek any rulings from the IRS regarding any of the tax issues related to your units.
Investors may realize taxable income without cash distributions.
As a limited partner in the Partnership, you are required to report your allocable share of our taxable income on your personal income tax return regardless of whether or not you have received any cash distributions from the Partnership. For example, if you hold Cash Preferred Units, you will be allocated substantially all of our net income, defined in the partnership agreement to mean generally net income for federal income tax purposes, including any income exempt from tax, but excluding all deductions for depreciation and amortization and gain or loss from the sale of our properties, even if such income is in excess of any distributions of cash from our operations. In addition, if you hold Cash Preferred Units, you will be allocated your share of our net income with respect to such units even though net cash from our operations otherwise distributable to you will instead be paid to third parties to satisfy the deferred commission obligations with respect to such units for a period of six years following the year of purchase, or longer if required to satisfy the outstanding commission obligation. If you hold Cash Preferred Units, you will likely be allocated taxable income in excess of any distributions to you, and the amount of cash received by you could be less than the income tax attributable to the net income allocated to you.
We could potentially be characterized as a publicly traded partnership resulting in unfavorable tax results.
If the IRS were to classify the Partnership as a "publicly traded partnership," we could be taxable as a corporation, and distributions made to you could be treated as portfolio income to you rather than passive income. We cannot assure you that we will not, at some time in the future, be treated as a publicly traded partnership due to the following factors:

•	the complex nature of the IRS rules governing our potential exemption from classification as a publicly traded partnership;

•	the lack of interpretive guidance with respect to such rules; and

•	the fact that any determination in this regard will necessarily be based upon events that have not yet occurred.
The IRS may challenge our allocations of profit and loss.
While it is more likely than not that Partnership items of income, gain, loss, deduction, and credit will be allocated among our General Partners and our limited partners substantially in accordance with the allocation provisions of the partnership agreement, we cannot assure you that the IRS will not successfully challenge the allocations in the partnership agreement and reallocate items of income, gain, loss, deduction, and credit in a manner which reduces the anticipated tax benefits to limited partners holding Tax Preferred Units or increases the income allocated to limited partners holding Cash Preferred Units.

We may be audited and additional tax, interest, and penalties may be imposed upon you.
Our federal income tax returns may be audited by the IRS. Any audit of the Partnership could result in an audit of your tax return, causing adjustments of items unrelated to your investment in the Partnership, in addition to adjustments to various Partnership items. In the event of any such adjustments, you might incur accountants' or attorneys' fees, court costs, and other expenses contesting deficiencies asserted by the IRS. You may also be liable for interest on any underpayment and certain penalties from the date your tax was originally due. The tax treatment of all Partnership items will generally be determined at the Partnership level in a single proceeding rather than in separate proceedings with each partner, and our General Partners are primarily responsible for contesting federal income tax adjustments proposed by the IRS. In this connection, our General Partners may extend the statute of limitations as to all partners and, in certain circumstances, may bind the partners to a settlement with the IRS. Further, our General Partners may cause us to elect to be treated as an "electing large partnership." If they do, we could take advantage of simplified flow-through reporting of Partnership items. Adjustments to Partnership items would continue to be determined at the Partnership level, however, and any such adjustments would be accounted for in the year they take effect, rather than in the year to which such adjustments relate. Accordingly, if you make an election to change the status of your units between the years in which a tax benefit is claimed and an adjustment is made, you may suffer a disproportionate adverse impact with respect to any such adjustment. Further, our General Partners will have the discretion in such circumstances either to pass along any such adjustments to the partners or to bear such adjustments at the Partnership level, thereby potentially adversely impacting the limited partners holding a particular class of units disproportionately to the limited partners holding the other class of units.
State and local taxes and a requirement to withhold state taxes may apply.
The state in which you reside may impose an income tax upon your share of our taxable income. Further, states in which we own properties may impose income taxes upon your share of our taxable income allocable to any property located in that state or other taxes on limited partnerships owning properties in their states. Many states have implemented or are implementing programs to require partnerships to withhold and pay state income taxes owed by nonresident partners relating to income-producing properties located in their states, and we may be required to withhold state taxes from cash distributions otherwise payable to you. In the event we are required to withhold state taxes from your cash distributions, or pay other state taxes, the amount of the net cash from operations otherwise payable to you would be reduced. In addition, such collection and filing requirements at the state level may result in increases in our administrative expenses, which would have the effect of reducing cash available for distribution to you. You are urged to consult with your own tax advisors with respect to the impact of applicable state and local taxes and state tax withholding requirements or other potential state taxes relating to an investment in our units.
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
Retirement Plan and Qualified Plan Risks
There are special considerations that apply to a pension or profit-sharing trust or an Individual Retirement Account ("IRA") investing in units.
If you are investing the assets of a pension, profit-sharing, Section 401(k), Keogh, or other qualified retirement plan or the assets of an IRA in units, you should satisfy yourself that:

•	your investment is consistent with your fiduciary obligations under the Employee Retirement Income Security Act ("ERISA") and the Internal Revenue Code;

•	your investment is made in accordance with the documents and instruments governing your plan or IRA, including your plan's investment policy;

•	your investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA;

•	your investment will not impair the liquidity of the plan or IRA;

•	your investment will not produce "unrelated business taxable income" for the plan or IRA;

•	you will be able to value the assets of the plan annually in accordance with ERISA requirements; and

•	your investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.
We may dissolve the Partnership if our assets are deemed to be plan assets or if we engage in prohibited transactions.
If our assets were deemed to be assets of qualified plans investing as limited partners, i.e., plan assets, our General Partners would be considered to be fiduciaries of such plans and certain contemplated transactions between our General Partners or their affiliates, and we may then be deemed to be "prohibited transactions" subject to excise taxation under Section 4975 of the Internal Revenue Code. Additionally, if our assets were deemed to be plan assets, the standards of prudence and other provisions of ERISA applicable to plan fiduciaries would apply to the General Partners with respect to our investments. We have not sought a ruling from the U.S. Department of Labor regarding the potential classification of our assets as plan assets.
In this regard, U.S. Department of Labor regulations defining plan assets for purposes of ERISA contain exemptions which, if satisfied, would preclude assets of a limited partnership such as ours from being treated as plan assets. We cannot assure you that our partnership agreement has been structured so that the exemptions in such regulations would apply to us, although our General Partners intend that an investment by a qualified plan in units will not be deemed an investment in our assets. We can make no representations or warranties of any kind regarding the consequences of an investment in our units by qualified plans in this regard. Plan fiduciaries are urged to consult with, and rely upon, their own advisors with respect to this and other ERISA issues which, if decided adversely to us, could result in qualified plan investors being deemed to have engaged in "prohibited transactions," which would cause the imposition of excise taxes and co-fiduciary liability under Section 405 of ERISA in the event actions taken by us are deemed to be nonprudent investments or "prohibited transactions."
In the event our assets are deemed to constitute plan assets or if certain transactions undertaken by us are deemed to constitute "prohibited transactions" under ERISA or the Internal Revenue Code, and no exemption for such transactions is obtainable by us, the General Partners have the right, but not the obligation, upon notice to all limited partners, but without the consent of any limited partner, to:

•	compel a termination and dissolution of the Partnership; or

•
restructure our activities to the extent necessary to comply with any exemption in the U.S. Department of Labor regulations or any prohibited transaction exemption granted by the Department of Labor or any condition that the Department of Labor might impose as a condition to granting a prohibited transaction exemption.

Adverse tax consequences may result because of minimum distribution requirements.
If you hold units in an IRA or you intend to acquire units in a secondary market through your IRA, or if you are a custodian of an IRA or a trustee or other fiduciary of a retirement plan that is holding units or is considering an acquisition of units through a secondary market, you must consider the limited liquidity of an investment in our units as it relates to applicable minimum distribution requirements under the Internal Revenue Code. If units are held and our properties have not yet been sold at such time as mandatory distributions are required to begin to an IRA beneficiary or qualified plan participant, Sections 408(a)(6) and 401(a)(9) of the Internal Revenue Code will likely require that a distribution-in-kind of the units be made to the IRA beneficiary or qualified plan participant. Any such distribution-in-kind of units must be included in the taxable income of the IRA beneficiary or qualified plan participant for the year in which the units are received at the fair market value of the units, and taxes attributable thereto must be paid without any corresponding cash distributions from us with which to pay such income tax liability.
Unrelated business taxable income ("UBTI") may be generated with respect to tax-exempt investors.
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
Our General Partners have represented that they will not cause us to incur indebtedness unless they obtain an opinion from legal counsel or an opinion from our tax accountants that the proposed indebtedness more than likely will not cause the income allocable to tax-exempt investors to be characterized as UBTI. Any such opinion will have no binding effect on the IRS or any court, however, and some risk remains that we may generate UBTI for our tax-exempt investors in the event that it becomes necessary for us to borrow funds.
Further, in the event we were deemed to be a "dealer" in real property, defined as one who holds real estate primarily for sale to customers in the ordinary course of business, the gain realized on the sale of our properties, which is allocable to tax-exempt investors, would be characterized as UBTI.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
Not applicable.

ITEM 2.	PROPERTIES.
Overview
We own indirect interests in all of its real estate assets through joint ventures with other entities affiliated with the General Partners and Piedmont Operating Partnership, LP ("Piedmont OP"). Piedmont OP is a Delaware limited partnership, with Piedmont REIT serving as its general partner. Piedmont REIT is a Maryland corporation that qualifies as a real estate investment trust.
During the periods presented, we owned interests in the following joint ventures (the "Joint Ventures") and properties:

		Ownership %		Leased % as of December 31,
Joint Venture	Joint Venture Partners		Properties	2011	2010	2009	2008	2007
Wells Fund XIII-REIT Joint Venture Partnership ("Fund XIII-REIT Associates")	Wells Real Estate Fund XIII, L.P. Piedmont Operating Partnership, LP	28.1% 71.9%	1. 8560 Upland Drive Two connected one-story office and assembly buildings located in Englewood, Colorado	100%(1)	100%	100%	100%	100%
			2. Two Park Center A four-story office building located in Hoffman Estates, Illinois	38%	100%(2)	83%	83%	83%
Fund XIII and Fund XIV Associates ("Fund XIII-XIV Associates")	Wells Real Estate Fund XIII, L.P. Wells Real Estate Fund XIV, L.P.	47.3% 52.7%	3. Siemens - Orlando Building Two one-story office buildings located in Orlando, Florida	100%	100%	100%	100%	100%
			4. Randstad - Atlanta Building(3) Four-story office building located in Atlanta, Georgia	-	-	-	-	-
			5. 7500 Setzler Parkway(4) One-story office and warehouse building located in Brooklyn Park, Minnesota	-	-	-	-	-

(1)	Effective January 1, 2012, 8560 Upland Drive was 57% leased.

(2)	Effective January 1, 2011, Two Park Center was 38% leased.

(3)	This property was sold in April 2007.

(4)	This property was sold in January 2007.
Wells Real Estate Fund XIV, L.P. is affiliated with us through common general partners. Each of the properties described above was acquired on an all-cash basis.

Lease Expirations
As of December 31, 2011, the lease expirations scheduled during the following 10 years for all properties in which we held an interest through the Joint Ventures, assuming no exercise of renewal options or termination rights, are summarized below:

Year of Lease Expiration	Number of Leases Expiring	Square Feet Expiring	Annualized Gross Base Rent in Year of Expiration	Partnership Share of Annualized Gross Base Rent in Year of Expiration(1)	Percentage of Total Square Feet Expiring	Percentage of Total Annualized Gross Base Rent in Year of Expiration
2012(2)	3	142,675	$1,992,239	$779,936	59.5%	65.5%
2013(3)	1	13,086	221,965	104,990	5.5%	7.3%
2021(4)	1	83,877	827,866	232,713	35.0%	27.2%
	5	239,638	$3,042,070	$1,117,639	100.0%	100.0%

(1)	Our share of annualized gross base rent in year of expiration is calculated based on our ownership percentage in the joint venture that owns the leased property.

(2)
Siemens - Orlando Building: Siemens Real Estate lease (approximately 59,200 square feet) and Etour and Travel, Inc. lease (approximately 9,900 square feet) and Two Park Center: American InterContinental University, Inc. lease (approximately 73,600 square feet). In January 2012, the American InterContinental University, Inc. lease was extended through December 31, 2013.

(3)	Siemens - Orlando Building: Cemex Construction Materials Florida, LLC lease (approximately 13,100 square feet).

(4)	8560 Upland Drive: Quantum Corporation lease (approximately 83,900 square feet).
Property Descriptions
The properties in which we owned or own an interest through the Joint Ventures during the periods presented are further described below:
Properties We Currently Own
8560 Upland Drive
The 8560 Upland Drive property consists of two one-story office buildings connected to a light assembly building containing approximately 148,000 rentable square feet located in Englewood, Colorado. Additionally, Fund XIII-REIT Associates purchased an undeveloped 3.43-acre tract of land immediately adjacent to 8560 Upland Drive. The 8560 Upland Drive property was under a lease agreement with Advanced Digital Information Corporation ("ADIC") for the entire property, which commenced in December 2001 and was set to expire on December 31, 2011. On July 31, 2006, ADIC assigned its lease rights to Quantum Corporation ("Quantum"). On April 11, 2011, Fund XIII-REIT Associates entered into the first lease amendment, which reduced Quantum's square footage from 100% of the building to approximately 57% of the building, effective January 1, 2012, and extended the lease term on the reduced square footage to December 31, 2021. Effective January 1, 2012, annual base rent of approximately $692,000 shall be payable and is scheduled to increase by 2% annually beginning on January 1, 2013. Quantum has the right to extend the lease term for two additional five-year periods at the then-current fair market rental rate. The annualized base rent in 2021 will be approximately $828,000.
Two Park Center
Two Park Center is a four-story office building containing approximately 194,000 rentable square feet located in Hoffman Estates, Illinois. Approximately 38% of the building is currently under lease agreements with American Intercontinental University, Inc. ("AIU") through December 31, 2013, and approximately 1% of the building is leased to Piedmont Office Management, LLC (approximately 1,200 square feet for the management office, expiring December 2025).
The initial AIU lease, which included approximately 74,300 square feet, commenced in May 2002 and was set to expire in June 2008. From 2003 to 2005, AIU entered into various lease amendments to (i) occupy additional space, increasing the total square footage leased to approximately 159,700 square feet, and (ii) extend all the lease termination dates to December 31, 2010. On July 19, 2010, AIU entered into a lease amendment that reduced AIU's square footage from approximately 159,700 square feet to approximately 60,100 square feet, effective January 1, 2011, and extended the lease term on the reduced square footage from December 31, 2010 to December 31, 2012. Subsequently, AIU entered into a lease amendment for an additional 13,500 square feet, which commenced on March 1, 2011. On January 24, 2012, AIU entered into an amendment to extend the lease term on its current square footage from December 31, 2012 to December 31, 2013. As of December 31, 2011, the annual base rent payable under the AIU lease was approximately $809,000. The annualized rent payable in 2013 for the AIU lease will be approximately $846,000.
Siemens - Orlando Building
The Siemens - Orlando Building is comprised of two single-story office buildings containing approximately 82,000 aggregate rentable square feet, on an approximately 7.5-acre tract of land located in Orlando, Florida. The Siemens - Orlando Building, which was completed in 2002, is under lease agreements with Siemens Real Estate ("Siemens") (approximately 72%); Cemex Construction Materials Florida, LLC (approximately 16%); and Etour and Travel, Inc. (approximately 12%). The initial Siemens lease, which included approximately 52,100 square feet, commenced on October 1, 2002. On August 15, 2007, Siemens exercised its right of first refusal to lease approximately 7,100 additional square feet of space. On May 20, 2009, Fund XIII-XIV Associates completed a lease amendment with Siemens that extended the termination date of the lease from September 30, 2009 to September 30, 2011. In addition, on October 11, 2011, Fund XIII-XIV Associates completed an additional lease amendment with Siemens that extended the termination date of the lease from September 30, 2011 to February 29, 2012. Siemens continues to occupy the building on a month-to-month basis. As of December 31, 2011, the annual base rent payable under the Siemens lease was approximately $977,000 and will remain the same through the expiration of the lease.
Cemex Construction Materials Florida, LLC ("Cemex"), formerly Rinker Materials of Florida, Inc., occupies approximately 13,100 rentable square feet of the Siemens - Orlando Building. The Cemex lease commenced in April 2003 and expires in April 2013. Cemex has the right, at its option, to extend the initial term of its lease for two additional five-year periods at the then-current market rental rate but not less than the base rent last payable under this lease as renewed. As of December 31, 2011, the annual base rent payable under the Cemex lease was approximately $215,000, increasing approximately 3% annually each April through the expiration of the lease. The annualized base rent payable in 2013 will be approximately $222,000.
Etour and Travel, Inc. ("Etour"), formerly Cape Canaveral Tour and Travel, Inc., occupies approximately 9,900 rentable square feet of the Siemens - Orlando Building. Etour is a subsidiary of Kosmas Group International, Inc. ("Kosmas"), the guarantor of the Etour leases. The initial Etour lease was set to expire November 30, 2007. On May 24, 2007, Etour exercised its first renewal option, which commenced on December 1, 2007, and expires on November 30, 2012. Etour has the right, at its option, to extend the initial term of its lease for one additional five-year period at the then-current market rental rate. As of December 31, 2011, the annual base rent payable under the Etour lease was approximately $169,000 and will remain the same through the expiration of the lease.
Properties Sold in Periods Presented
Randstad - Atlanta Building
The Randstad - Atlanta Building is a four-story office building containing approximately 65,000 aggregate rentable square feet, on an approximately 2.9-acre tract of land located in Atlanta, Georgia. On April 24, 2007, Fund XIII-XIV Associates sold the Randstad - Atlanta Building to an unrelated third party for a gross sale price of $9,250,000. As a result of the sale, we received net sale proceeds of approximately $4,254,000 and were allocated a gain of approximately $1,390,000.
7500 Setzler Parkway
The 7500 Setzler Parkway property is a single-story office and warehouse building containing approximately 120,000 rentable square feet located on a 10.32-acre tract of land in Brooklyn Park, Minnesota. On January 31, 2007, Fund XIII-XIV Associates sold 7500 Setzler Parkway to an unrelated third party for a gross sale price of $8,950,000. As a result of the sale, we received net sale proceeds of approximately $4,126,000 and were allocated a gain of approximately $1,025,000.

ITEM 3.	LEGAL PROCEEDINGS.
From time to time, we are party to legal proceedings which arise in the ordinary course of our business. We are not currently involved in any litigation for which the outcome would, in the judgment of the General Partners based on information currently available, have a materially adverse impact on the results of our operations or financial condition, nor is management aware of any such litigation threatened against us. For a description of pending litigation involving certain related parties, see "Assertion of Legal Action Against Related Parties" in Item 1 of this report.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR PARTNERSHIP'S UNITS AND RELATED SECURITY HOLDER MATTERS.
Summary
As of February 29, 2012, 3,213,008 Cash Preferred Units and 559,040 Tax Preferred Units, held by a total of 1,254 and 138 limited partners, respectively, were outstanding. Original capital contributions were equal to $10.00 per each limited partnership unit. As of February 29, 2012, we have returned capital in the form of distributions of net sale proceeds to its limited partners equal to, on average, $4.36 per Cash Preferred Unit and $7.89 per Tax Preferred Unit, as further described below. A public trading market has not been established for our limited partnership units, nor is such a market anticipated to develop in the future. The partnership agreement provides the General Partners with the right to prohibit transfers of units under certain circumstances.
Unit Valuation
Because fiduciaries of retirement plans subject to ERISA and the IRA custodians are required to determine and report the value of the assets held in their respective plans or accounts on an annual basis, the General Partners are required under the partnership agreement to report estimated unit values to the limited partners each year in our Annual Report on Form 10-K. The methodology to be utilized for determining such estimated unit values under the partnership agreement requires the General Partners to estimate the amount a unit holder would receive, assuming that our properties were sold at their estimated fair market values as of the end of our fiscal year and the proceeds therefrom, plus the amount of net sale proceeds held by the Partnership at year-end from previous property sales, if any, were distributed to the limited partners in liquidation in accordance with the net sale proceeds distribution allocation outlined in the partnership agreement. The estimated unit valuations are intended to be an estimate of the distributions that would be made to limited partners who purchased their units directly from us in our original public offering of units, taking into account conversion elections as provided for in the partnership agreement.
The General Partners of the Partnership recently completed their estimated unit valuations as of December 31, 2011. Utilizing the foregoing methodology, the General Partners have estimated our unit valuations, based on their estimates of property values as of December 31, 2011, to be approximately $3.92 per Cash Preferred Unit and $3.58 per Tax Preferred Unit, based upon market conditions existing in early December 2011. These estimates should not be viewed as an accurate reflection of the value of the limited partners' units, how much limited partners might be able to sell their units for, or the fair market value of the Partnership's properties, nor do they necessarily represent the amount of net proceeds limited partners would receive if the our properties were sold and the proceeds were distributed in a liquidation of the Partnership. There is no established public trading market for our limited partnership units, and it is not anticipated that a public trading market for the units will ever develop. In addition, property values are subject to change and could decline in the future. While, as required by the partnership agreement, the General Partners have obtained an opinion from The David L. Beal Company, an independent appraiser certified by the Member Appraisal Institute, to the effect that such estimates of value were deemed reasonable and were prepared in accordance with appropriate methods for valuing real estate, no actual appraisals were obtained due to the expenses that would be involved in obtaining appraisals for our properties.
The valuations performed by the General Partners are estimates only and are based on a number of assumptions that may not be accurate or complete and may or may not be applicable to any specific limited partnership units. For example, as a result of the availability of conversion elections under the partnership agreement and the resulting complexities involved relating to the distribution methodology under the partnership agreement, each limited partnership unit of the Partnership potentially has its own unique characteristics as to distributions and value. These estimated valuations are applicable only to limited partners who purchased their units directly from us in our original public offering of units. Further, as set forth above, no third-party appraisals have or will be obtained. For these reasons, the estimated unit valuations set forth above should not be used by or relied upon by our limited partners, other than fiduciaries of retirement plans and IRA custodians for limited ERISA and IRA reporting purposes, as any indication of the fair market value of their units. In addition, it should be noted that ERISA plan fiduciaries and IRA custodians may use estimated unit valuations obtained from other sources, such as prices paid for our units in secondary market trades, and that such estimated unit valuations may well be lower than those estimated by the General Partners using the methodology required by the partnership agreement.
It should also be noted that as our properties are sold and the net proceeds from property sales are distributed to limited partners, the remaining value of our portfolio of properties and resulting value of our limited partnership units will naturally decline. In considering the foregoing estimated unit valuations, it should be noted that we have previously distributed net sale proceeds in the amount of $4.36 per Cash Preferred Unit and $7.89 per Tax Preferred Unit to its limited partners. These amounts are intended to represent the per-unit distributions received by limited partners who purchased their units directly from us in our original public offering of units, and who have made no conversion elections under the partnership agreement. Limited partners who have made one or more conversion elections would have received different levels of per-unit distributions.
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
No operating cash distributions were paid to the limited partners holding Cash Preferred Units or the limited partners holding Tax Preferred Units or to the General Partners during the years ended December 31, 2010 or 2011.
ITEM 6.     SELECTED FINANCIAL DATA.
A summary of the selected financial data as of and for the fiscal years ended December 31, 2011, 2010, 2009, 2008, and 2007 for the Partnership is provided below. The comparability of net income for the periods presented below is impacted by the sale of properties described in Item 2.

	2011	2010	2009	2008	2007
Total assets	$15,002,398	$14,709,630	$13,950,731	$13,603,459	$13,915,352
Equity in income of Joint Ventures	$462,235	$961,940	$786,177	$573,477	$3,026,738
Net income	$295,639	$775,586	$626,923	$392,684	$3,066,532
Net income (loss) allocated to:
Cash Preferred Limited Partners	$304,439	$767,830	$623,377	$390,028	$1,290,150
Tax Preferred Limited Partners	$(11,756)	$—	$—	$—	$1,776,382
General Partners	$2,956	$7,756	$3,546	$2,656	$—
Net income (loss) per weighted-average Limited Partner Unit:
Cash Preferred	$0.09	$0.24	$0.19	$0.12	$0.40
Tax Preferred	$(0.02)	$—	$—	$—	$3.17
Operating cash distributions per weighted- average Cash Preferred Limited Partner Unit:
Investment income	$—	$—	$—	$—	$0.45
Return of capital	$—	$—	$0.08	$0.13	$0.03
Operating cash distributions per weighted- average Tax Preferred Limited Partner Unit:
Investment income	$—	$—	$—	$—	$—
Return of capital	$—	$—	$—	$—	$—
Distribution of net sale proceeds per weighted- average Limited Partner Unit:
Cash Preferred	$—	$—	$—	$—	$2.05
Tax Preferred	$—	$—	$—	$—	$3.27

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis should be read in conjunction with the Selected Financial Data presented in Item 6 and our accompanying financial statements and notes thereto. See also "Cautionary Note Regarding Forward-Looking Statements" preceding Part I of this report and "Risk Factors" in Item 1A of this report.

Overview
Portfolio Overview
We are currently in the positioning-for-sale phase of our life cycle. We have sold four of the seven properties in which we have held interests. In October 2011, Fund XIII-XIV Associates entered into the third amendment to the lease agreement with Siemens at the Siemens - Orlando Building, which extended the lease term from September 30, 2011 to February 29, 2012. Siemens continues to occupy the Siemens - Orlando Building on a month-to-month basis. On January 24, 2012, Fund XIII-REIT Associates entered into an amendment with AIU at Two Park Center, which extended the lease term from December 31, 2012 to December 31, 2013. While our focus at this time involves leasing and marketing efforts at our remaining properties that we believe will ultimately result in the best disposition pricing of our assets for our limited partners, we will evaluate offers to sell our properties on an as-is basis.
The fourth quarter 2011 operating distributions to limited partners holding Cash Preferred Units were reserved. We anticipate that operating distributions will continue to be reserved in the near-term as a result of our intention to fund our pro rata share of property operating costs and anticipated re-leasing costs at our remaining properties in connection with the current vacancies, as well as near-term lease expirations.
Property Summary
As we move further into the positioning-for-sale phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we will seek to maximize returns to our limited partners by negotiating long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs, and portfolio costs. As properties are positioned for sale, our attention will shift to locating suitable buyers, negotiating purchase-sale contracts that will attempt to maximize the total return to our limited partners and minimize contingencies and potential post-closing obligations to buyers. As of February 29, 2012, we owned interests in three properties.
Information relating to the properties owned, or previously owned, by the Joint Ventures is provided below:

•	The AmeriCredit Building was sold on April 13, 2005.

•	The John Wiley Building was sold on April 13, 2005.

•	The 7500 Setzler Parkway building was sold on January 31, 2007.

•	The Randstad – Atlanta Building was sold on April 24, 2007.

•	8560 Upland Drive, located in Englewood, Colorado, is currently 57% leased to Quantum through December 31, 2021. We are marketing the remaining space in this building for lease.

•	Two Park Center, located in Hoffman Estates, Illinois, a suburb of Chicago, is currently 38% leased to AIU through December 2013. We are actively marketing the vacant space in this building for lease.

•
The Siemens - Orlando Building, located in Orlando, Florida, is currently 100% leased to three tenants. Siemens, which leases approximately 72% of the building, continues to occupy the space on a month-to-month basis.

General Economic Conditions and Real Estate Market Commentary
Management reviews a number of economic forecasts and market commentaries in order to evaluate general economic conditions and to formulate a view of the current environment's effect on the real estate markets in which we operate.
As measured by the U.S. gross domestic product ("GDP"), the U.S. economy's growth increased at an annual rate of 3.0% in the fourth quarter of 2011, according to estimates. While the data suggest that the economic recovery continues, the rate of recovery has slowed. For the full year of 2011, real GDP increased 1.7% compared with a 3.0% increase in 2010. The growth in real GDP in 2011 reflected positive contributions from private inventory investments, personal consumption expenditures, exports, and residential and nonresidential fixed investments. While management believes the U.S. economy is likely to continue its recovery, we believe this recovery will maintain its gradual progression. Further, this recovery will face certain headwinds as we move through 2012, due to factors such as the rate of employment expansion, election-year uncertainty, and the European sovereign debt crisis.

Real estate market fundamentals underlying the U.S. office markets mirrored the broader U.S. economy, with modest improvement in the major indicators in 2011. The vacancy rate for the U.S. as a whole stood at 12.9% for the fourth quarter, compared with the 13.3% vacancy rate this same time a year ago. There was positive net absorption of 40.2 million square feet year-to-date in 2011, up from 16.2 million square feet recorded in 2010. Additionally, 65 of 80 metropolitan statistical areas registered positive net absorption in 2011 compared with only 43 markets that did so in 2010. Average asking rents across all office classes remained fairly flat year-over-year from $22.95 in the fourth quarter of 2010 to $22.81 in the fourth quarter of 2011. If the forecast for continued modest economic recovery holds, the office market should follow suit with improving fundamentals in 2012. Given the lack of new construction in the pipeline and the forecast for continued positive net absorption, which will lower vacancy levels, we believe positive rent growth should return to the broader market in 2013.
The upward trend in transaction volume continued for office properties in 2011 with sales of office properties totaling $63.5 billion, a 37% increase over 2010. Although gateway markets such as New York City; Washington, D.C.; and Chicago once again recorded the strongest transaction volume in 2011, investor attention also shifted to secondary markets and Class-A suburban offices in the major metros, something not seen in 2010. Capitalization rates (first-year income returns) continued to decline across the board, with central business district cap rates declining within 50-75 basis points of the previous cyclical low levels. Average central business district capitalization rates finished the year at 6.2%, while suburban rates remained relatively unchanged at 7.6%.
With 2012 GDP growth forecasted to be in the 2.0% to 2.5% range, the sluggish recovery experienced in 2011 will likely carry forward into the coming year. However, the outlook is for stronger leasing activity in 2012. During the 2011 mild office recovery, a noteworthy tenant-driven trend emerged that has been labeled "flight to quality," meaning that better quality properties in superior locations are outperforming the broader office market. While equilibrium in the office market on a national level is not expected until 2013, Class-A properties in desirable markets are expected to outperform as they did in 2011 due to this trend. Properties that are in top-tier markets, such as New York City; Washington, D.C.;and Chicago, with credit tenants and lack of near-term lease rollover continue to command higher prices and lower cap rates than properties without these qualities.
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
Less diversified real estate funds that own fewer properties, such as us, and those with current vacancies or near-term tenant rollover, such as us, may face an increasingly challenging leasing environment. The properties within these funds may be required to offer lower rental rates and higher concession packages to potential tenants, the degree to which will depend heavily on the specific property and market. Our investment strategy, which includes either renewing an existing tenant's lease or re-leasing the property prior to marketing it for sale, remains intact. However, the ultimate timing surrounding our leasing efforts will likely be impacted by the economic conditions noted above.
Liquidity and Capital Resources
Overview
Our operating strategy entails funding expenditures related to the recurring operations of the Joint Ventures' properties and the portfolio with operating cash flows, including current and prior period operating distributions received from the Joint Ventures, and assessing the amount of remaining cash flows that will be required to fund known future re-leasing costs and other capital improvements. Any residual operating cash flows are generally considered available for distribution to the Cash Preferred limited partners and, unless reserved, are generally paid quarterly. To the extent that operating cash flows are insufficient to fund our recurring operations, net sale proceeds will be utilized. As a result, the ongoing monitoring of our cash position is critical to ensuring that adequate liquidity and capital resources are available. Economic downturns in one or more of our core markets could adversely impact the ability of one or more of our tenants to honor lease payments and our ability to re-lease space on favorable terms as leases expire or space otherwise becomes vacant. In the event of either situation, cash flows and, consequently, our ability to provide funding for capital needs could be adversely affected.
Short-Term Liquidity
During the year ended December 31, 2011, we generated net operating cash flows, including operating distributions received from the Joint Ventures, of approximately $714,000. Operating distributions from the Joint Ventures generally consist of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. We continued to reserve the net operating cash flows generated in 2011 to fund our pro rata share of anticipated re-leasing costs at our remaining properties in connection with the current vacancies, as well as near-term lease expirations. The extent to which any future operating distributions are paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs to fund our share of tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures. We anticipate that operating distributions from the Joint Ventures may decline in the near-term as a result of (i) the reduction in square footage leased at 8560 Upland Drive, effective January 1, 2012, and (ii) funding our pro rata share of anticipated re-leasing costs at our remaining properties.
We believe that the cash on hand and operating distributions due from the Joint Ventures are sufficient to cover our working capital needs, including those provided for within our total liabilities of approximately $17,000, as of December 31, 2011.
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
Capital Resources
The Partnership is an investment vehicle formed for the purpose of acquiring, owning, and operating income-producing real properties, or investing in joint ventures formed for the same purpose, and has invested all of the partners' original net offering proceeds available for investment. Thus, it is unlikely that we will acquire interests in any additional properties or joint ventures. Historically, our investment strategy has generally involved acquiring properties that are preleased to creditworthy tenants on an all-cash basis through joint ventures with affiliated partnerships.
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
Operating cash flows, if available, are generally distributed from the Joint Ventures to us approximately one month following calendar quarter-ends. However, the Joint Ventures will reserve operating distributions, or a portion thereof, as needed in order to fund known capital and other expenditures. Our cash management policy typically includes first utilizing current period operating cash flows until depleted, at which point operating reserves are utilized to fund capital and other required expenditures. In the event that current and prior period accumulated operating cash flows are insufficient to fund such costs, net sale proceeds reserves, if available, would then be utilized. Any capital or other expenditures not funded from the operations of the Joint Ventures will be required to be funded by us and the other respective joint venture partners on a pro rata basis.

As of December 31, 2011, we have received, used, distributed, and held net sale proceeds allocated to us from the sale of properties as presented below:

	Net Sale Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of December 31, 2011	Undistributed Net Sale Proceeds as of December 31, 2011
Property Sold				Amount	Purpose
AmeriCredit Building (sold in 2005)	$14,301,802	28.11%	$4,020,236	$—	—	$4,020,236	$—
John Wiley Building (sold in 2005)	$21,427,599	28.11%	6,023,298	—	—	6,023,298	—
7500 Setzler Parkway (sold in 2007)	$8,723,080	47.30%	4,126,017	—	—	4,126,017	—
Randstad-Atlanta Building (sold in 2007)	$8,992,600	47.30%	4,253,500	—	—	4,240,448	13,052
Total			$18,423,051	$—		$18,409,999	$13,052
Upon evaluating the capital needs of the properties in which we currently own an interest, our General Partners have determined to reserve the remaining net sale proceeds.
Results of Operations
Comparison of the year ended December 31, 2010 vs. the year ended December 31, 2011
Equity in income of Joint Ventures decreased from $961,940 for the year ended December 31, 2010 to $462,235 for the year ended December 31, 2011. This decrease is primarily attributable to (i) a decrease in revenue at Two Park Center as a result of a reduction in square footage leased by AIU from 83% to 38%, effective January 1, 2011, and (ii) an increase in depreciation expense at the Siemens - Orlando Building associated with tenant improvement projects completed in 2010. We expect equity in income of Joint Ventures to decline in 2012 as a result of the reduction in square footage leased at 8560 Upland Drive, effective January 1, 2012. If the majority tenant of the Siemens - Orlando Building does not extend its current month-to-month lease and we are unable to secure a suitable replacement tenant in a timely manner, we would expect equity in income of Joint Ventures to decline further in future periods.
General and administrative expenses decreased from $186,354 for the year ended December 31, 2010 to $166,596 for the year ended December 31, 2011, primarily due to a decrease in the overhead administrative costs allocated to the Partnership during 2011. We anticipate that future general and administrative expenses will vary primarily based on future changes in our reporting and regulatory requirements.
Comparison of the year ended December 31, 2009 vs. the year ended December 31, 2010
Equity in income of Joint Ventures increased from $786,177 for the year ended December 31, 2009 to $961,940 for the year ended December 31, 2010. This increase is primarily attributable to (i) a decrease in amortization of intangible lease assets due to the 2009 expiration of the original term of a lease in place at the time of acquisition at the Siemens - Orlando Building; (ii) an increase in rental income at the Siemens - Orlando Building related to the two-year lease extension with the majority tenant at that property effective in October 2009; and (iii) a decrease in real estate taxes levied at the Two Park Center in 2010, partially offset by (iv) an increase in depreciation expense at the Siemens - Orlando Building associated with tenant improvement projects completed in 2010.
General and administrative expenses increased from $159,254 for the year ended December 31, 2009 to $186,354 for the year ended December 31, 2010. This increase is attributable to a temporary difference in accounting fees related to the timing of work performed by our external accountants and additional administrative reimbursements resulting primarily from a reduction in the economies of scale available to us for investor support services.
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
Application of Critical Accounting Policies
Summary
Our accounting policies have been established to conform with U.S. generally accepted accounting principles ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management's judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses.
Below is a discussion of the accounting policies used by us and the Joint Ventures, which are considered critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain.
Real Estate Assets
Investment in Real Estate Assets
We are required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of the Joint Ventures' assets are depreciated or amortized using the straight-line method over the following useful lives:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant improvements	Shorter of lease term or economic life
Intangible lease assets	Lease term

In the event that the Joint Ventures utilize inappropriate useful lives or methods of depreciation, our net income would be misstated.

Evaluating the Recoverability of Real Estate Assets
We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets and related intangible assets in which we have an ownership interest through investments in the Joint Ventures may not be recoverable. When indicators of potential impairment are present that suggest that the carrying amounts of real estate assets and related intangible assets may not be recoverable, we assess the recoverability of the real estate assets and related intangible assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that such expected undiscounted future cash flows for assets held for use, or the estimated fair values less costs to sell, for assets held for sale, do not exceed the respective assets' carrying values, we adjust the real estate assets and related intangible assets to their respective estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognize an impairment loss. Estimated fair values are determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value. We have determined that there has been no impairment in the carrying value of our real estate assets and related intangible assets to date; however, certain of our assets may be carried at an amount more than could be realized in a current disposition transaction.
Projections of expected future cash flows require that we estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including discount rates, could result in an incorrect assessment of the property's future cash flows and fair value, and could result in the misstatement of the carrying values of real estate assets and related intangible assets held by the Joint Ventures and our net income.
Related-Party Transactions and Agreements
We have entered into agreements with Wells Capital; Wells Management, an affiliate of our General Partners: or their affiliates, whereby we pay certain fees and expense reimbursements to Wells Capital, Wells Management, or their affiliates for asset management; the management and leasing of our properties; administrative services relating to accounting, property management, and other partnership administration, and incur the related expenses. See Item 13, "Certain Relationships and Related Transactions," for a description of these fees and reimbursements and amounts incurred and "Risk Factors - Conflicts of Interest" in Item 1A of this report.
Subsequent Event
Leasing Activity at Two Park Center
On January 24, 2012, Fund XIII-REIT Associates entered into the tenth amendment to the lease agreement with AIU at Two Park Center, which extended the lease term from December 31, 2012 to December 31, 2013. AIU currently leases 38% of the building. Effective January 1, 2013 through December 31, 2013, monthly base rent of $70,519 shall be payable as provided by the amendment. In addition to monthly base rent, AIU is required to reimburse Fund XIII-REIT Associates for its pro rata share of all operating costs and real estate taxes for Two Park Center.

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
There were no disagreements with our independent public accountants during the years ended December 31, 2011, 2010, and 2009.

ITEM 9A.	CONTROL AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of management of Wells Capital, one of our General Partners, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Rule 13a-15(b) of the Exchange Act as of December 31, 2011. Based upon that evaluation, which was completed as of the end of the period covered by this Form 10-K, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2011, in providing a reasonable level of assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as a process designed by or under the supervision of the Principal Executive Officer and Principal Financial Officer and effected by our management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of the assets of the Partnership;

•
provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management and/or members of the Financial Oversight Committee; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Partnership's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of human error and the circumvention or overriding of controls, material misstatements may not be prevented or detected on a timely basis. In addition, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes and conditions or that the degree of compliance with policies or procedures may deteriorate. Accordingly, even internal controls determined to be effective can provide only reasonable assurance that the information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized, and represented within the time periods required.
Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2011. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes that our system of internal control over financial reporting met those criteria, and therefore our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2011.
Changes in Internal Control Over Financial Reporting
There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.
For the quarter ended December 31, 2011, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT'S GENERAL PARTNERS.
Wells Capital
Wells Capital, our corporate general partner, was formed in April 1984. The executive offices of Wells Capital are located at 6200 The Corners Parkway, Norcross, Georgia 30092. Leo F. Wells, III is the sole Director and the President of Wells Capital. Wells Capital was organized under the Georgia Business Corporation Code, and is primarily in the business of serving as general partner or as an affiliate of the general partner in affiliated public limited partnerships ("Wells Public Partnerships"). Wells Capital or its affiliates serve as the advisor to Wells Real Estate Investment Trust II, Inc.; Wells Core Office Income REIT, Inc. (formerly Wells Real Estate Investment Trust, III, Inc.); and Wells Timberland REIT, Inc. (collectively, the "Wells REITs"), each of which is a Maryland corporation. In these capacities, Wells Capital performs certain services for Wells Public Partnerships and the Wells REITs, including presenting, structuring, and acquiring real estate investment opportunities; entering into leases and service contracts on acquired properties; arranging for and completing the disposition of properties; and providing other services such as accounting and administrative functions. Wells Capital is a wholly owned subsidiary of WREF, of which Leo F. Wells, III is the sole stockholder.
Leo F. Wells, III
Mr. Wells, 68, who serves as one of our General Partners, is the president, treasurer, and sole director of Wells Capital, which is our general partner. He is also the sole stockholder and sole director of WREF, which he founded in 1984 and served as WREF's President and Treasurer until February 2012. WREF directly or indirectly owns Wells Capital, the Advisor; Wells Management; Wells Investment Securities, Inc. ("WIS"); Wells Development Corporation; Wells Asset Management, Inc.; and Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which Mr. Wells serves as principal broker. He is also the president, treasurer, and sole director of:

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
On August 26, 2003, Mr. Wells and WIS entered into a Letter of Acceptance, Waiver and Consent ("AWC") with the National Association of Securities Dealers, Inc. ("NASD") relating to alleged rule violations. The AWC set forth the NASD's findings that WIS and Mr. Wells had violated conduct rules relating to the provision of noncash compensation of more than $100 to associated persons of NASD member firms in connection with their attendance at the annual educational and due diligence conferences sponsored by WIS in 2001 and 2002. Without admitting or denying the allegations and findings against them, WIS and Mr. Wells consented in the AWC to various findings by the NASD, which are summarized in the following paragraph:
In 2001 and 2002, WIS sponsored conferences attended by registered representatives who sold its real estate investment products. WIS also paid for certain expenses of guests of the registered representatives who attended the conferences. In 2001, WIS paid the costs of travel to the conference and meals for many of the guests, and paid the costs of playing golf for some of the registered representatives and their guests. WIS later invoiced registered representatives for the cost of golf and for travel expenses of guests, but was not fully reimbursed for such. In 2002, WIS paid for meals for the guests. WIS also conditioned most of the 2001 conference invitations on attainment by the registered representatives of a predetermined sales goal for WIS products. This conduct violated the prohibitions against payment and receipt of noncash compensation in connection with the sales of these products contained in NASD's Conduct Rules 2710, 2810, and 3060. In addition, WIS and Mr. Wells failed to adhere to all of the terms of their written undertaking made in March 2001 not to engage in the conduct described above, and thereby engaged in conduct that was inconsistent with high standards of commercial honor and just and equitable principles of trade in violation of NASD Conduct Rule 2110.
WIS consented to a censure and Mr. Wells consented to suspension from acting in a principal capacity with an NASD member firm for one year. WIS and Mr. Wells also agreed to the imposition of a joint and several fine in the amount of $150,000. Mr. Wells' one-year suspension from acting in a principal capacity ended on October 6, 2004. Mr. Wells continues to represent certain affiliated issuers and perform nonprincipal activities on behalf of WIS.
Section 16(a), Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires the officers and directors of the general partner of our general partner, and persons who own 10% or more of any class of equity interests in the Partnership, to report their beneficial ownership of equity interests in the Partnership to the SEC. Their initial reports are required to be filed using the SEC's Form 3, and they are required to report subsequent purchases, sales, and other changes using the SEC's Form 4, which must be filed within two business days of most transactions. Officers, directors, and partners owning more than 10% of any class of equity interests in the Partnership are required by SEC regulations to furnish us with copies of all reports they file pursuant to Section 16(a).

Financial Oversight Committee
We do not have a board of directors or an audit committee. Accordingly, as the corporate general partner of one of the General Partners of the Partnership, Wells Capital has established a Financial Oversight Committee consisting of Douglas P. Williams as the Principal Financial Officer; Randall D. Fretz as the Senior Vice President of Wells Capital; and Wendy Gill as Chief Accounting Officer. The Financial Oversight Committee serves the equivalent function of an audit committee for, among others, the following purposes: appointment, compensation, review, and oversight of the work of our independent registered public accountant, and establishing and enforcing the code of ethics. However, since neither we nor our corporate general partner have an audit committee and the Financial Oversight Committee is not independent of us or the General Partners, we do not have an "audit committee financial expert."

Code of Ethics
We have adopted a code of ethics applicable to our corporate general partner's Principal Executive Officer and Principal Financial Officer, as well as the principal accounting officer, controller, or other employees of our corporate general partner performing similar functions on our behalf, if any. The code of ethics is contained in the Business Standards/Code of Conduct/General Policies established by WREF. You may obtain a copy of this code of ethics, without charge, upon request by calling our Client Services Department at 800-557-4830 or 770-243-8282.

ITEM 11.	COMPENSATION OF GENERAL PARTNERS AND AFFILIATES.
While we are managed by the General Partners and their affiliates, we do not pay any salaries or other compensation directly to the General Partners or to any of the General Partners' individual employees, officers, or directors. Further, we do not employ, and are not managed by, any of our own employees, officers, or directors. Accordingly, no compensation has been awarded to, earned by, or paid to any such individuals in connection with the operation or management of the Partnership. Due to our current management structure and our lack of any employees, officers, or directors, no discussion and analysis of compensation paid by the Partnership; tabular information concerning salaries, bonuses, and other types of compensation to executive officers or directors of the Partnership; or other information regarding compensation policies and practices of the Partnership has been included in this Annual Report on Form 10-K.
See Item 13, "Certain Relationships and Related Transactions," for a description of the fees we incurred that were payable to affiliates of the General Partners during the year ended December 31, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a)	No limited partner owns beneficially more than 5% of any class of the outstanding units of the Partnership as of February 29, 2012.

(b)	Set forth below is the security ownership of management as of February 29, 2012.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Limited Partnership Units	Leo F. Wells, III	2,095.945 Units(1)	Less than 1%

(1)	Leo F. Wells, III owns 2,095.945 Cash Preferred Units through an individual retirement account.

(c)	No arrangements exist which would, upon operation, result in a change in control of the Partnership.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
The compensation and fees we pay to our General Partners or their affiliates in connection with our operations are as follows:
Interest in Partnership Cash Flow and Net Sales Proceeds
The General Partners are entitled to receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the limited partners holding Cash Preferred Units have received preferential distributions equal to 10% of their adjusted capital accounts in each fiscal year. The General Partners are also entitled to receive a subordinated participation in net sales proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after limited partners holding Cash Preferred Units have received a return of their adjusted capital contributions plus a 10% cumulative return on their adjusted capital contributions, and limited partners holding Tax Preferred Units have received a return of their adjusted capital contributions plus a 15% cumulative return on their adjusted capital contributions, provided, however, that in no event shall the General Partners receive in the aggregate in excess of 15% of net sales proceeds and net financing proceeds remaining after payments to limited partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners did not receive any distributions of net cash from operations or net sales proceeds during the year ended December 31, 2011.
Management and Leasing Fees
We have entered into a property management, leasing, and asset management agreement with Wells Management, an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of our properties, owned directly or through the Joint Ventures, equal to the lesser of (a) fees that would be paid to a comparable outside firm, that is assessed periodically based on market studies, or (b) 4.5% of the gross revenues collected monthly; plus, a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month's rent. In the case of commercial properties leased on a long-term net-lease basis (10 or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, are included in equity in income of joint ventures in the accompanying statements of operations. Our share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures that are payable to Wells Management is $36,862, $27,024, and $27,904 for the years ended December 31, 2011, 2010, and 2009, respectively.
Administrative Reimbursements
Wells Capital, one of the our General Partners, and Wells Management perform certain administrative services for us, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. We incurred administrative expenses of $89,002, $107,152, and $98,145 payable to Wells Capital and Wells Management for the years ended December 31, 2011, 2010, and 2009, respectively.

Real Estate Commissions
In connection with the sale of our properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (a) 50% of the commissions customarily charged by other brokers in arm's-length transactions involving comparable properties in the same geographic area or (b) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after limited partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. No real estate commissions were paid to the General Partners or affiliates for the years ended December 31, 2011, 2010, or 2009.
Procedures Regarding Related-Party Transactions
Our policies and procedures governing related-party transactions with our General Partners and their affiliates, including, but not limited to, all transactions required to be disclosed under Item 404(a) of Regulation S-K, are restricted or severely limited by the provisions of Articles XI, XII, XIII, and XIV of our partnership agreement, which has been filed with the SEC. No transaction has been entered into with either of our General Partners or their affiliates that does not comply with those policies and procedures. In addition, in any transaction involving a potential conflict of interest, including any transaction that would require disclosure under Item 404(a) of Regulation S-K, our General Partners must view such a transaction after taking into consideration their fiduciary duties to us.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.
Preapproval Policies and Procedures
The Financial Oversight Committee preapproves all auditing and permissible nonauditing services provided by our independent registered public accountants. The approval may be given as part of the Financial Oversight Committee's approval of the scope of the engagement of our independent registered public accountants or on an individual basis. The preapproval of certain audit-related services and certain nonauditing services not exceeding enumerated dollar limits may be delegated to one or more of the Financial Oversight Committee's members, but the member to whom such authority is delegated shall report any preapproval decisions to the full Financial Oversight Committee. Our independent registered public accountants may not be retained to perform the nonauditing services specified in Section 10A(g) of the Exchange Act.
Fees Paid to the Independent Registered Public Accountants
Frazier & Deeter, LLC serves as our independent registered public accountants and has provided audit services since September 22, 2006.  All such fees are recognized in the period to which the services relate. A portion of such fees is allocated to the joint ventures in which we invest. The aggregate fees billed to us for professional accounting services by Frazier & Deeter, LLC, including the audit of our annual financial statements for the fiscal years ended December 31, 2011 and 2010, are set forth in the table below.

	2011	2010
Audit Fees	$37,847	$37,395
Audit-Related Fees	—	—
Tax Fees	—	—
Other Fees	—	—
Total	$37,847	$37,395

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

•
Tax Fees – These are fees for all professional services performed by professional staff in our independent registered public accountant's tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning, and tax advice. Tax compliance involves preparation of any federal, state or local tax returns. Tax planning and tax advice encompass a diverse range of services, including assistance with tax audits and appeals, tax advice related to acquisitions and dispositions of assets, and requests for rulings or technical advice from taxing authorities.

•	Other Fees – These are fees for other permissible work performed that do not meet the above-described categories, including assistance with internal audit plans and risk assessments.
During the fiscal years ended December 31, 2011 and 2010, 100% of the services performed by Frazier & Deeter, LLC described above under the captions "Audit Fees," "Audit-Related Fees," "Tax Fees," and "Other Fees" were approved in advance by a member of the Financial Oversight Committee. In addition, fees were incurred for tax services performed by an accounting firm separate from our independent registered public accountants in each year presented.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a) 1.    A list of the financial statements contained herein is set forth on page F-1 hereof.
2.    Not applicable.
3.    The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.
(b)     See (a) 3 above.
(c)    See (a) 2 above.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XIII, L.P. (Registrant)

	By:	WELLS CAPITAL, INC. (General Partner)

March 15, 2012		/s/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

March 15, 2012		/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX
TO
2011 FORM 10-K
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

*10.3	Purchase Agreement for the ADIC Buildings (Exhibit 10.6 to Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., Commission File No. 333-48984)
*10.4	Purchase Agreement for land adjacent to the ADIC Buildings (Exhibit 10.7 to Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., Commission File No. 333-48984)
*10.5	Lease Agreement for the ADIC Buildings (Exhibit 10.8 to Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., Commission File No. 333-48984)
*10.6
Purchase and Sale Agreement relating to the AIU-Chicago Building (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund XIII, L.P. for the quarter ended September 30, 2003, Commission File No. 000-49633)

*10.7	Lease Agreement with American Intercontinental University, Inc. (Exhibit 10.2 to Form 10-Q of Wells Real Estate Fund XIII, L.P. for the quarter ended September 30, 2003, Commission File No. 000-49633)
*10.8
Agreement of Purchase and Sale of Property for Siemens Orlando Buildings and Third Amendment Thereto (Exhibit 10.3 to Form S-11 Registration Statement of Wells Real Estate Fund XIV, L.P., Commission
File No. 333-101463)

*10.9	Lease Agreement with Siemens Shared Services, LLC (Exhibit 10.4 to Form S-11 Registration Statement of Wells Real Estate Fund XIV, L.P., Commission File No. 333-101463)
*10.10
Joint Venture Partnership Agreement of Fund XIII and Fund XIV Associates (Exhibit 10.16 to Form 10-K of Wells Real Estate Fund XIII, L.P. for the fiscal year ended December 31, 2003, Commission
File No. 000-49633)

*10.11
Second Amendment to Lease Agreement with Siemens Shared Services, LLC relating to the Siemens-Orlando Building (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund XIII, L.P. for the quarter ended June 30, 2009, Commission File No. 000-49633)

*10.12
Eighth Amendment to Lease Agreement with American Intercontinental University, Inc. relating to the AIU-Chicago Building (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund XIII, L.P. for the quarter ended June 30, 2010, Commission File No. 000-49633)

*10.13
First Amendment to Lease with Quantum Corporation relating to 8560 Upland Drive (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund XIII, L.P. for the quarter ended March 31, 2011, Commission
File No. 000-49633)

*10.14
Third Amendment to Lease Agreement with Siemens Real Estate relating to the Siemens-Orlando Building (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund XIII, L.P. for the quarter ended September 30, 2011, Commission File No. 000-49633)

10.15	Tenth Amendment to Lease Agreement with American Intercontinental University, Inc. relating to the AIU-Chicago Building
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**101.INS	XBRL Instance Document.
**101.SCH	XBRL Taxonomy Extension Schema.
**101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
**101.DEF	XBRL Taxonomy Extension Definition Linkbase.
**101.LAB	XBRL Taxonomy Extension Label Linkbase.
**101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Previously filed and incorporated herein by reference.

**	Furnished with this Form 10-K, but not filed under the Securities Exchange Act of 1934.

WELLS REAL ESTATE FUND XIII, L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of
Wells Real Estate Fund XIII, L.P.

We have audited the accompanying balance sheets of Wells Real Estate Fund XIII, L.P. (the "Partnership") as of December 31, 2011 and 2010, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund XIII, L.P. as of December 31, 2011 and 2010 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ Frazier & Deeter, LLC

Atlanta, Georgia
March 15, 2012

WELLS REAL ESTATE FUND XIII, L.P.

BALANCE SHEETS

	December 31, 2011	December 31, 2010
Assets:
Investment in joint ventures	$11,291,859	$11,617,830
Cash and cash equivalents	3,449,487	2,735,416
Due from joint ventures	248,256	356,384
Other assets	12,796	—
Total assets	$15,002,398	$14,709,630

Liabilities:
Accounts payable and accrued expenses	$8,707	$11,068
Due to affiliates	8,194	8,704
Total liabilities	16,901	19,772

Commitments and Contingencies

Partners' Capital:
Limited Partners:
Cash Preferred – 3,213,008 units and 3,215,584 units issued and outstanding as of December 31, 2011 and 2010, respectively	14,968,583	14,675,900
Tax Preferred – 559,040 and 556,464 units issued and outstanding as of December 31, 2011 and 2010, respectively	—	—
General Partners	16,914	13,958
Total partners' capital	14,985,497	14,689,858
Total liabilities and partners' capital	$15,002,398	$14,709,630
See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010	2009
Equity in Income of Joint Ventures	$462,235	$961,940	$786,177

General and Administrative Expenses	166,596	186,354	159,254
Net Income	$295,639	$775,586	$626,923

Net Income (Loss) Allocated to:
Cash Preferred Limited Partners	$304,439	$767,830	$623,377
Tax Preferred Limited Partners	$(11,756)	$—	$—
General Partners	$2,956	$7,756	$3,546

Net Income (Loss) per Weighted-Average Limited Partner Unit:
Cash Preferred	$0.09	$0.24	$0.19
Tax Preferred	$(0.02)	$—	$—

Weighted-Average Limited Partner Units Outstanding:
Cash Preferred	3,213,008	3,215,584	3,215,584
Tax Preferred	559,040	556,464	556,464
See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF PARTNERS' CAPITAL
FOR THE YEARS ENDED
DECEMBER 31, 2011, 2010, AND 2009

	Limited Partners				General Partners	Total Partners' Capital
	Cash Preferred		Tax Preferred
	Units	Amount	Units	Amount
BALANCE, December 31, 2008	3,215,584	$13,556,979	556,464	$—	$2,656	$13,559,635

Net income	—	623,377	—	—	3,546	626,923
Distributions of operating cash flow ($0.08 per weighted-average Cash Preferred Unit)	—	(272,286)	—	—	—	(272,286)
BALANCE, December 31, 2009	3,215,584	13,908,070	556,464	—	6,202	13,914,272

Net income	—	767,830	—	—	7,756	775,586
BALANCE, December 31, 2010	3,215,584	14,675,900	556,464	—	13,958	14,689,858

Cash Preferred conversion elections	(2,576)	(11,756)	2,576	11,756	—	—
Net income (loss)	—	304,439	—	(11,756)	2,956	295,639
BALANCE, December 31, 2011	3,213,008	$14,968,583	559,040	$—	$16,914	$14,985,497
See accompanying notes.

 WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
Cash Flows from Operating Activities:
Net income	$295,639	$775,586	$626,923
Operating distributions received from joint ventures	896,334	1,418,707	1,428,118
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint ventures	(462,235)	(961,940)	(786,177)
Changes in assets and liabilities:
(Increase) decrease in other assets	(12,796)	—	200
Decrease in accounts payable and accrued expenses	(2,361)	(14,516)	(9,900)
(Decrease) increase in due to affiliates	(510)	(2,171)	2,535
Net cash provided by operating activities	714,071	1,215,666	1,261,699

Cash Flows from Financing Activities:
Operating distributions paid to limited partners in excess of accumulated operating income	—	—	(272,286)
Net cash used in financing activities	—	—	(272,286)
Net Increase in Cash and Cash Equivalents	714,071	1,215,666	989,413

Cash and Cash Equivalents, beginning of year	2,735,416	1,519,750	530,337
Cash and Cash Equivalents, end of year	$3,449,487	$2,735,416	$1,519,750
See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011, 2010, AND 2009

1.	ORGANIZATION AND BUSINESS
Wells Real Estate Fund XIII, L.P. (the "Partnership") is a Georgia public limited partnership with Leo F. Wells, III and Wells Capital, Inc. ("Wells Capital"), a Georgia corporation, serving as its general partners (collectively, the "General Partners"). Wells Capital is a wholly owned subsidiary of Wells Real Estate Funds, Inc. ("WREF"). Leo F. Wells, III is the president and sole director of Wells Capital and the sole director and sole owner of WREF. The Partnership was formed on September 15, 1998, for the purpose of acquiring, developing, owning, operating, improving, leasing, and managing income producing commercial properties for investment purposes. Upon subscription for units, the limited partners elected to have their units treated as Cash Preferred Units or Tax Preferred Units. Thereafter, limited partners have the right to change their prior elections to have some or all of their units treated as Cash Preferred Units or Tax Preferred Units one time during each quarterly accounting period. Limited partners may vote to, among other things: (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; (c) add or remove a general partner; (d) elect a new general partner; (e) dissolve the Partnership; (f) authorize a merger or a consolidation of the Partnership; and (g) approve a sale involving all or substantially all of the Partnership's assets, subject to certain limitations. A majority vote on any of the described matters will bind the Partnership, without the concurrence of the General Partners. Each limited partnership unit has equal voting rights, regardless of which class of unit is selected.
On March 29, 2001, the Partnership commenced an offering of up to $45,000,000 of Cash Preferred or Tax Preferred limited partnership units ($10.00 per unit) pursuant to a Registration Statement filed on Form S-11 under the Securities Act. The offering was terminated on March 28, 2003, at which time the Partnership had sold approximately 3,023,371 Cash Preferred Units and 748,678 Tax Preferred Units, representing total limited partner capital contributions of $37,720,487.
The Partnership owns indirect interests in all of its real estate assets through joint ventures with other entities affiliated with the General Partners and Piedmont Operating Partnership, LP ("Piedmont OP"), formerly known as Wells Operating Partnership, L.P. Piedmont OP is a Delaware limited partnership with Piedmont Office Realty Trust, Inc., ("Piedmont REIT"), formerly known as Wells Real Estate Investment Trust, Inc., serving as its general partner. Piedmont REIT is a Maryland corporation that qualifies as a real estate investment trust. During the periods presented, the Partnership owned interests in the following joint ventures (the "Joint Ventures") and properties:

Joint Venture	Joint Venture Partners	Ownership %	Properties
Wells Fund XIII-REIT Joint Venture Partnership ("Fund XIII-REIT Associates")	• Wells Real Estate Fund XIII, L.P. • Piedmont Operating Partnership, LP	28.1% 71.9%	1. 8560 Upland Drive Two connected one-story office and assembly buildings located in Englewood, Colorado 2. Two Park Center A four-story office building located in Hoffman Estates, Illinois
Fund XIII and Fund XIV Associates ("Fund XIII-XIV Associates")	• Wells Real Estate Fund XIII, L.P. • Wells Real Estate Fund XIV, L.P.	47.3% 52.7%	3. Siemens – Orlando Building Two single-story office buildings located in Orlando, Florida
Wells Real Estate Fund XIV, L.P. is affiliated with the Partnership through common general partners. Each of the properties described above was acquired on an all-cash basis.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The Partnership's financial statements are prepared in accordance with U.S. generally accepted accounting principles ("GAAP").

Use of Estimates
Preparation of the Partnership's financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues, and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. Actual results could differ from those estimates.
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
Evaluating the Recoverability of Real Estate Assets
The Partnership continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets owned through the Partnership's investment in the Joint Ventures may not be recoverable. When indicators of potential impairment are present, which suggest that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use, or the estimated fair value, less costs to sell, for assets held for sale do not exceed the respective asset carrying value, management adjusts the real estate assets to their respective estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognizes an impairment loss. Estimated fair values are determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value. The Partnership has determined that there has been no impairment in the carrying value of any of its real estate assets to date; however, certain of the Partnership's assets may be carried at an amount more than could be realized in a current disposition transaction.
While various techniques and assumptions can be used to estimate fair value depending on the nature of the asset or liability, the accounting standard for fair value measurements and disclosures describes three levels of inputs that may be used to measure fair value. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity's own assumptions, as little, if any, related market activity or information is available. Examples of Level 3 inputs include estimated holding periods, discount rates, market capitalization rates, expected lease rental rates, timing of new leases, and sales prices; additionally, the Partnership may assign an estimated probability-weighting to more than one fair value estimate based on the Partnership's assessment of the likelihood of the respective underlying assumptions occurring as of the evaluation date. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Partnership's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.
Projections of expected future cash flows require that the Partnership estimates future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including discount rates, could result in an incorrect assessment of the property's future cash flows and fair value, and could result in the misstatement of the carrying values of real estate assets and related intangible assets held by the Partnership or the Joint Ventures and net income of the Partnership.

Cash and Cash Equivalents
The Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value and consist of investments in money market accounts.
Other Assets
Other assets are primarily comprised of withholding taxes reimbursable from the limited partners and prepaid expenses. Prepaid expenses are recognized as the related services are provided. Balances without a future economic benefit are written off as they are identified.
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

Allocations of Net Income, Net Loss, and Gain on Sale
For the purpose of determining allocations per the partnership agreement, net income is defined as net income recognized by the Partnership, excluding deductions for depreciation, amortization, cost recovery, and the gain on sale of assets. Net income, as defined, of the Partnership will be allocated each year in the same proportion that net cash from operations is distributed to the partners holding Cash Preferred Units and to the General Partner. To the extent the Partnership's net income in any year exceeds net cash from operations, such excess net income will be allocated 99% to the limited partners holding Cash Preferred Units and 1% to the General Partners.
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
Recent Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (the "FASB") clarified previously issued GAAP and issued new requirements related to Accounting Standards Codification Topic Fair Value Measurements and Disclosures ("ASU 2010-6"). The clarification component includes disclosures about inputs and valuation techniques used in determining fair value, and providing fair value measurement information for each class of assets and liabilities. The new requirements relate to disclosures of transfers between the levels in the fair value hierarchy, as well as the individual components in the rollforward of the lowest level (Level 3) in the fair value hierarchy. This change in GAAP became effective for the Partnership beginning January 1, 2010, except for the provision concerning the rollforward of activity of the Level 3 fair value measurement, which became effective for the Partnership on January 1, 2011. The adoption of ASU 2010-6 has not had a material impact on the Partnership's financial statements or disclosures.
In May 2011, the FASB issued Accounting Standards Update 2011-04, Fair Value Measurement Topic Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-04"). ASU 2011-04 converges the GAAP and International Financial Reporting Standards definition of "fair value," the requirements for measuring amounts at fair value, and disclosures about these measurements. The update does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The adoption of ASU 2011-04 was effective for the Partnership on December 15, 2011. The adoption of ASU 2011-04 has not had a material impact on the Par financial statements or disclosures.

3.	INVESTMENT IN JOINT VENTURES
Due from Joint Ventures
As of December 31, 2011 and 2010, due from joint ventures represents the Partnership's share of operating cash flow to be distributed for the fourth quarters of 2011 and 2010, respectively, from the Joint Ventures:

	2011	2010
Fund XIII-REIT Associates	$128,824	$260,300
Fund XIII-XIV Associates	119,432	96,084
	$248,256	$356,384

Summary of Investments
The Partnership's investments and approximate ownership percentages in the Joint Ventures as of December 31, 2011 and 2010, are summarized below:

	2011		2010
	Amount	Percentage	Amount	Percentage
Fund XIII-REIT Associates	$7,499,636	28%	$7,641,692	28%
Fund XIII-XIV Associates	3,792,223	47%	3,976,138	47%
	$11,291,859		$11,617,830
Summary of Activity
Rollforwards of the Partnership's investment in the Joint Ventures for the years ended December 31, 2011 and 2010, are presented below:

	2011	2010
Investment in Joint Ventures, beginning of year	$11,617,830	$12,062,058
Equity in income of Joint Ventures	462,235	961,940
Distributions from Joint Ventures	(788,206)	(1,406,168)
Investment in Joint Ventures, end of year	$11,291,859	$11,617,830
Summary of Financial Information
Condensed financial information for the Joint Ventures as of December 31, 2011 and 2010, and for the years ended December 31, 2011, 2010, and 2009, is presented below:

	Total Assets		Total Liabilities		Total Equity
	December 31,		December 31,		December 31,
	2011	2010	2011	2010	2011	2010
Fund XIII-REIT Associates	$28,350,717	$30,098,283	$1,671,115	$2,913,322	$26,679,602	$27,184,961
Fund XIII-XIV Associates	8,457,308	8,794,811	439,924	388,599	8,017,384	8,406,212
	$36,808,025	$38,893,094	$2,111,039	$3,301,921	$34,696,986	$35,591,173

	Total Revenues			Net Income
	For the Years Ended			For the Years Ended
	December 31,			December 31,
	2011	2010	2009	2011	2010	2009
Fund XIII-REIT Associates	$3,156,377	$6,743,548	$6,112,880	$455,840	$2,006,522	$1,810,897
Fund XIII-XIV Associates	1,673,198	1,642,475	1,586,115	706,339	841,242	585,906
	$4,829,575	$8,386,023	$7,698,995	$1,162,179	$2,847,764	$2,396,803

4.	RELATED-PARTY TRANSACTIONS
Management and Leasing Fees
The Partnership has entered into a property management, leasing, and asset management agreement with Wells Management Company, Inc. ("Wells Management"), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Partnership's properties, owned through the Joint Ventures, equal to the lesser of (a) 4.5% of the gross revenues collected monthly, plus a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month's rent, or (b) fees that would be paid to a comparable outside firm, which is assessed periodically based on market studies.

In the case of commercial properties leased on a long-term net-lease basis (10 or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, are included in equity in income of joint ventures in the accompanying statements of operations. The Partnership's share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures and payable to Wells Management is $36,862, $27,024, and $27,904 for the years ended December 31, 2011, 2010, and 2009, respectively.
Conflicts of Interest
Wells Capital, one of our general partners, is also a general partner or advisor of other public real estate investment programs sponsored by WREF. As such, in connection with serving as a general partner or advisor for other WREF-sponsored programs, Wells Capital may encounter conflicts of interest with regard to allocating human resources and making decisions related to investments, operations, and disposition-related activities.
Administrative Reimbursements
Wells Capital, one of our General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses of $89,002, $107,152, and $98,145 payable to Wells Capital and Wells Management for the years ended December 31, 2011, 2010, and 2009, respectively, which are included in general and administrative expenses in the accompanying statements of operations. In addition, Wells Capital and Wells Management pay for certain operating expenses of the Partnership ("bill-backs") directly and invoice the Partnership for the reimbursement thereof on a quarterly basis. As presented in the accompanying balance sheets, due to affiliates as of December 31, 2011 and 2010, represents administrative reimbursements and bill-backs due to Wells Capital and/or Wells Management.
Assertion of Legal Action Against Related Parties
On March 12, 2007, a stockholder of Piedmont REIT filed a putative class action and derivative complaint, presently styled In re Wells Real Estate Investment Trust, Inc. Securities Litigation, in the United States District Court for the District of Maryland against, among others, Piedmont REIT; Leo F. Wells, III and Wells Capital, the Partnership's General Partners; Wells Management, the Partnership's property manager; certain affiliates of WREF; the directors of Piedmont REIT; and certain individuals who formerly served as officers or directors of Piedmont REIT prior to the closing of the internalization transaction on April 16, 2007.
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
On March 31, 2008, the Court granted in part the defendants' motion to dismiss the amended complaint. The Court dismissed five of the seven counts of the amended complaint in their entirety. The Court dismissed the remaining two counts with the exception of allegations regarding the failure to disclose in the Piedmont REIT proxy statement details of certain expressions of interest in acquiring Piedmont REIT. On April 21, 2008, the plaintiff filed a second amended complaint, which alleges violations of the federal proxy rules based upon allegations that the proxy statement to obtain approval for the Piedmont REIT internalization transaction omitted details of certain expressions of interest in acquiring Piedmont REIT. The second amended complaint seeks, among other things, unspecified monetary damages, to nullify and rescind the internalization transaction, and to cancel and rescind any stock issued to the defendants as consideration for the internalization transaction. On May 12, 2008, the defendants answered and raised certain defenses to the second amended complaint. Since the filing of the second amended complaint, the plaintiff has said it intends to seek monetary damages of approximately $159 million plus prejudgment interest.

On June 23, 2008, the plaintiff filed a motion for class certification. On September 16, 2009, the Court granted the plaintiff's motion for class certification. On September 20, 2009, the defendants filed a petition for permission to appeal immediately the Court's order granting the motion for class certification with the Eleventh Circuit Court of Appeals. The petition for permission to appeal was denied on October 30, 2009.
On April 13, 2009, the plaintiff moved for leave to amend the second amended complaint to add additional defendants. The Court denied the plaintiff's motion for leave to amend on June 23, 2009.
On December 4, 2009, the parties filed motions for summary judgment. On August 2, 2010, the Court entered an order denying the defendants' motion for summary judgment and granting, in part, the plaintiff's motion for partial summary judgment. The Court ruled that the question of whether certain expressions of interest in acquiring Piedmont REIT constituted "material" information required to be disclosed in the proxy statement to obtain approval for the Piedmont REIT internalization transaction raises questions of fact that must be determined at trial.
On November 17, 2011, the court issued rulings granting several of the plaintiff's motions in limine to prohibit the defendants from introducing certain evidence, including evidence of the defendants' reliance on advice from their outside legal and financial advisors, and limiting the defendants' ability to relate their subjective views, considerations, and observations during the trial of the case. On February 23, 2012, the Court granted several of the defendants' motions, including a motion for reconsideration regarding a motion the plaintiff had filed seeking exclusion of certain evidence impacting damages, and motions seeking exclusion of certain evidence proposed to be submitted by the plaintiff. The suit has been removed from the Court's trial calendar pending resolution of a request for interlocutory appellate review of certain legal rulings made by the Court.
Mr. Wells, Wells Capital, and Wells Management believe that the allegations contained in the complaint are without merit and intend to vigorously defend this action. Although WREF believes that it has meritorious defenses to the claims of liability and damages in these actions, WREF is unable at this time to predict the outcome of these actions or reasonably estimate a range of damages, or how any liability and responsibility for damages might be allocated among the 17 defendants in the action, which includes 11 defendants not affiliated with Mr. Wells, Wells Capital, or Wells Management. The ultimate resolution of these matters could have a material adverse impact on WREF's financial results, financial condition, or liquidity.

5.	ECONOMIC DEPENDENCY
The Partnership has engaged Wells Capital and Wells Management to provide certain essential services, including supervision of the management and leasing of its properties, asset acquisition and disposition services, as well as other administrative responsibilities, including accounting services and investor communications and relations. These agreements are terminable by either party upon 60 days' written notice. As a result of these relationships, the Partnership is dependent upon Wells Capital and Wells Management.
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
Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital, Wells Management, and WIS based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as distribution income earned from its holdings of common stock of Piedmont REIT, which was acquired in connection with the Piedmont REIT internalization transaction (see "Assertion of Legal Action Against Related Parties" above). As of December 31, 2011, the Partnership has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments, and borrowing capacity necessary to meet its current and future obligations as they become due.
The Partnership is also dependent upon the ability of its current tenants to pay their contractual rent amounts as they become due. The inability of a tenant to pay future rental amounts would be likely to have a negative impact on the Partnership's results of operations. The Partnership is not currently aware of any reason why its existing tenants should not be able to pay their contractual rental amounts as they become due in all material respects. Situations preventing the tenants from paying contractual rents could result in a material adverse impact on the Partnership's results of operations.

6.	PER-UNIT AMOUNTS
Income (loss) per limited partnership unit amounts are calculated based upon weighted-average units outstanding during the respective periods. Income (loss) per limited partnership unit, as presented in the accompanying financial statements, will vary from the per-unit amounts attributable to the individual limited partners due to the differences between the GAAP and tax basis treatment of certain items of income and expense and the fact that, within the respective classes of Cash Preferred Units and Tax Preferred Units, individual units have different characteristics including capital bases, cumulative operating and net property sales proceeds distributions, and cumulative earnings allocations as a result of, among other things, the ability of limited partners to elect that their units be treated as Cash Preferred Units or Tax Preferred Units, or to change their prior elections, on a quarterly basis.
For the reasons mentioned above, distributions of net sale proceeds per unit also vary among individual limited partners. Distributions of net sale proceeds have been calculated at the investor level pursuant to the partnership agreement and allocated between the Cash Preferred and Tax Preferred limited partners in the period paid. Accordingly, distributions of net sale proceeds per unit, as presented in the accompanying financial statements, vary from the per-unit amounts attributable to the individual limited partners.

7.	INCOME TAX BASIS NET INCOME AND PARTNERS' CAPITAL
A reconciliation of the Partnership's financial statement net income to net income presented in accordance with the federal income tax basis of accounting is as follows for the years ended December 31, 2011, 2010, and 2009:

	2011	2010	2009
Financial statement net income	$295,639	$775,586	$626,923
Adjustments in net income resulting from:
Depreciation expense for financial reporting purposes greater than (less than) amounts for income tax purposes	516	(72,976)	(72,062)
Amortization expense for financial reporting purposes greater than amounts for income tax purposes	29,680	124,325	240,292
Bad debt recoveries for financial reporting purposes in excess of amounts for income tax purposes	—	—	(21,878)
Rental income for financial reporting purposes less than amounts for income tax purposes	5,786	39,300	72,809
Other	(33,702)	11,397	(14,349)
Income tax basis net income	$297,919	$877,632	$831,735
A reconciliation of the partners' capital balances, as presented in the accompanying financial statements, to partners' capital balances, as presented in accordance with the federal income tax basis of accounting, is as follows for the years ended December 31, 2011, 2010, and 2009:

	2011	2010	2009
Financial statement partners' capital	$14,985,497	$14,689,858	$13,914,272
Increase (decrease) in partners' capital resulting from:
Accumulated depreciation expense for financial reporting purposes less than amounts for income tax purposes	(191,465)	(191,981)	(119,005)
Accumulated amortization expense for financial reporting purposes greater than amounts for income tax purposes	4,456,620	4,426,940	4,302,615
Accumulated meals and entertainment	31	31	31
Accumulated bad debt (recoveries) expense, net for financial reporting purposes in excess of amounts for income tax purposes	(9,838)	(9,838)	(9,838)
Capitalization of syndication costs for income tax purposes, which are accounted for as cost of capital for financial reporting purposes	4,568,769	4,568,769	4,568,769
Accumulated rental income for income tax purposes greater than amounts for financial reporting purposes	75,391	69,605	30,305
Accumulated gains on sale of properties for financial reporting purposes in excess of amounts for income tax purposes	(610,353)	(610,353)	(610,353)
Other	(132,149)	(98,447)	(109,844)
Income tax basis partners' capital	$23,142,503	$22,844,584	$21,966,952

8.	QUARTERLY RESULTS (UNAUDITED)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2011 and 2010:

	2011 Quarter Ended
	March 31	June 30	September 30	December 31
Equity in income of joint ventures	$59,885	$77,798	$130,443	$194,109
Net income	$5,559	$38,110	$96,679	$155,291
Net income (loss) allocated to:
Cash Preferred limited partners	$17,260	$37,729	$95,712	$153,738
Tax Preferred limited partners	$(11,756)	$—	$—	$—
General Partners	$55	$381	$967	$1,553
Net income (loss) per weighted-average limited partner unit outstanding:
Cash Preferred(a)	$0.01	$0.01	$0.03	$0.05
Tax Preferred	$(0.02)	$—	$—	$—
Distribution of operating cash per weighted-average limited partner unit outstanding:
Cash Preferred	$—	$—	$—	$—
Tax Preferred	$—	$—	$—	$—
Distribution of net sale proceeds per weighted-average limited partner unit outstanding:
Cash Preferred	$—	$—	$—	$—
Tax Preferred	$—	$—	$—	$—

	2010 Quarter Ended
	March 31	June 30	September 30	December 31
Equity in income of joint ventures	$243,190	$218,834	$278,452	$221,464
Net income	$184,455	$174,131	$240,323	$176,677
Net income (loss) allocated to:
Cash Preferred limited partners	$182,610	$172,390	$237,921	$174,909
Tax Preferred limited partners	$—	$—	$—	$—
General Partners	$1,845	$1,741	$2,402	$1,768
Net income (loss) per weighted-average limited partner unit outstanding:
Cash Preferred(a)	$0.06	$0.05	$0.07	$0.05
Tax Preferred	$—	$—	$—	$—
Distribution of operating cash per weighted-average limited partner unit outstanding:
Cash Preferred	$—	$—	$—	$—
Tax Preferred	$—	$—	$—	$—
Distribution of net sale proceeds per weighted-average limited partner unit outstanding:
Cash Preferred	$—	$—	$—	$—
Tax Preferred	$—	$—	$—	$—

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

9.	GENERAL AND ADMINISTRATIVE COSTS
General and administrative costs for the years ended December 31, 2011, 2010, and 2009, are composed of the following items:

	2011	2010	2009
Salary reimbursements	$89,002	$107,152	$98,145
Printing expenses	28,970	28,355	25,327
Independent accounting fees	27,172	26,464	16,438
Postage and delivery expenses	7,627	9,751	8,915
Legal fees	4,559	6,228	3,672
Taxes and licensing fees	4,514	2,949	2,900
Other professional fees	1,828	2,129	1,366
Computer costs	1,728	1,817	1,707
Registration and filing fees	998	1,076	784
Bank service charges	198	433	—
Total general and administrative costs	$166,596	$186,354	$159,254

10.	COMMITMENTS AND CONTINGENCIES
From time to time, the Partnership and its General Partners are parties to legal proceedings that arise in the ordinary course of our business. The Partnership is not currently involved in any litigation for which the outcome would, in the judgment of the General Partners based on information currently available, have a materially adverse impact on the results of operations or financial condition of the Partnership, nor is management aware of any such litigation threatened against us.

11.	SUBSEQUENT EVENT
Leasing Activity at Two Park Center
On January 24, 2012, Fund XIII-REIT Associates entered into the tenth amendment to the lease agreement with American Intercontinental University, Inc. ("AIU") at Two Park Center, which extended the lease term from December 31, 2012 to December 31, 2013. AIU currently leases 38% of the building. Effective January 1, 2013 through December 31, 2013, monthly base rent of $70,519 shall be payable as provided by the amendment. In addition to monthly base rent, AIU is required to reimburse Fund XIII-REIT Associates for its pro rata share of all operating costs and real estate taxes for Two Park Center.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of
Wells Fund XIII-REIT Joint Venture Partnership:

We have audited the accompanying balance sheets of Wells Fund XIII-REIT Joint Venture Partnership (the "Joint Venture") as of December 31, 2011 and 2010, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Joint Venture's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Joint Venture's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Fund XIII-REIT Joint Venture Partnership as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Frazier & Deeter, LLC

Atlanta, Georgia
March 15, 2012

WELLS FUND XIII-REIT JOINT VENTURE PARTNERSHIP

BALANCE SHEETS

DECEMBER 31, 2011 AND 2010

	2011	2010
Assets:
Real estate assets, at cost:
Land	$2,671,824	$2,671,824
Building and improvements, less accumulated depreciation of $7,900,315 and $7,171,096 at December 31, 2011 and 2010, respectively	23,357,499	24,119,175
Total real estate assets	26,029,323	26,790,999

Cash and cash equivalents	1,714,641	2,306,642
Tenant receivables	23,205	777,554
Deferred leasing costs, less accumulated amortization of $128,516 and $0 at December 31, 2011 and 2010, respectively	576,771	215,274
Other assets	6,777	7,814
Total assets	$28,350,717	$30,098,283

Liabilities:
Accounts payable and accrued expenses	$913,871	$1,837,964
Accrued capital expenditures and deferred leasing costs	50,000	9,848
Due to affiliates	8,947	12,854
Deferred income	240,013	126,649
Partnership distributions payable	458,284	926,007
Total liabilities	1,671,115	2,913,322

Partners' Capital:
Wells Real Estate Fund XIII, L.P.	7,499,636	7,641,692
Piedmont Operating Partnership, LP	19,179,966	19,543,269
Total partners' capital	26,679,602	27,184,961
Total liabilities and partners' capital	$28,350,717	$30,098,283

See accompanying notes.

WELLS FUND XIII-REIT JOINT VENTURE PARTNERSHIP

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2011	2010	2009
Revenues:
Rental income	$2,154,394	$3,728,670	$3,727,981
Reimbursement income	1,001,983	3,014,862	2,384,899
Interest and other income	—	16	—
Total revenues	3,156,377	6,743,548	6,112,880

Expenses:
Property operating costs	1,449,837	2,981,846	2,569,682
Management and leasing fees:
Related-party	206,808	267,876	273,684
Depreciation	761,676	817,029	840,574
Amortization	128,516	507,101	507,102
General and administrative	153,700	163,174	110,941
Total expenses	2,700,537	4,737,026	4,301,983
Net Income	$455,840	$2,006,522	$1,810,897

See accompanying notes.

WELLS FUND XIII-REIT JOINT VENTURE PARTNERSHIP

STATEMENTS OF PARTNERS' CAPITAL

FOR THE YEARS ENDED
DECEMBER 31, 2011, 2010, AND 2009

	Wells Real Estate Fund XIII, L.P.	Piedmont Operating Partnership, LP	Total Partners' Capital
Balance, December 31, 2008	$8,446,265	$21,600,926	$30,047,191

Net income	509,043	1,301,854	1,810,897
Partnership distributions	(932,109)	(2,383,826)	(3,315,935)
Balance, December 31, 2009	8,023,199	20,518,954	28,542,153

Net income	564,033	1,442,489	2,006,522
Partnership distributions	(945,540)	(2,418,174)	(3,363,714)
Balance, December 31, 2010	7,641,692	19,543,269	27,184,961

Net income	128,137	327,703	455,840
Partnership distributions	(270,193)	(691,006)	(961,199)
Balance, December 31, 2011	$7,499,636	$19,179,966	$26,679,602

See accompanying notes.

WELLS FUND XIII-REIT JOINT VENTURE PARTNERSHIP

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010	2009
Cash Flows From Operating Activities:
Net income	$455,840	$2,006,522	$1,810,897
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	761,676	817,029	840,574
Amortization	128,516	500,008	500,008
Changes in assets and liabilities:
Decrease (increase) in tenant receivables	754,349	(318,088)	103,226
Decrease in other assets	1,037	43	3,510
(Decrease) increase in accounts payable and accrued expenses	(924,093)	167,445	21,179
(Decrease) increase in due to affiliates	(3,907)	(37,804)	7,530
Increase (decrease) in deferred income	113,364	(436,420)	(146,613)
Net cash provided by operating activities	1,286,782	2,698,735	3,140,311

Cash Flows From Investing Activities:
Investment in real estate assets	(9,848)	(1,365)	—
Payment of deferred leasing costs	(440,013)	(215,274)	—
Net cash used in investing activities	(449,861)	(216,639)	—

Cash Flows From Financing Activities:
Operating distributions paid to joint venture partners in excess of accumulated earnings	(1,428,922)	(3,264,271)	(3,237,831)
Net Decrease In Cash And Cash Equivalents	(592,001)	(782,175)	(97,520)

Cash And Cash Equivalents, beginning of year	2,306,642	3,088,817	3,186,337
Cash And Cash Equivalents, end of year	$1,714,641	$2,306,642	$3,088,817

Supplemental Disclosure Of Noncash Investing And Financing Activities:
Partnership distributions payable	$458,284	$926,007	$826,564
Accrued capital expenditures	$—	$9,848	$—
Accrued deferred lease acquisition costs	$50,000	$—	$—

See accompanying notes.

WELLS FUND XIII-REIT JOINT VENTURE PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011, 2010, AND 2009

1.	ORGANIZATION AND BUSINESS
On June 27, 2001, Wells Real Estate Fund XIII, L.P. ("Fund XIII") and Piedmont Operating Partnership, LP ("Piedmont OP"), formerly known as Wells Operating Partnership, L.P., entered into a Georgia general partnership to form Wells Fund XIII-REIT Joint Venture Partnership (the "Joint Venture"). The general partners of Fund XIII are Leo F. Wells, III and Wells Capital, Inc. ("Wells Capital"). Piedmont OP is a Delaware limited partnership with Piedmont Office Realty Trust, Inc. ("Piedmont REIT"), formerly known as Wells Real Estate Investment Trust, Inc., serving as its general partner. Piedmont REIT is a Maryland corporation that qualifies as a real estate investment trust.
The Joint Venture was formed to acquire and operate commercial real properties, including properties to be developed, currently under development or construction, newly constructed or having operating histories. On July 16, 2001, the Joint Venture purchased a two-story office building containing approximately 85,000 square feet, the AmeriCredit Building, located in Orange Park, Florida. On December 21, 2001, the Joint Venture purchased two connected one-story office and assembly buildings consisting of approximately 148,000 square feet, 8560 Upland Drive, located in Parker, Colorado. On December 12, 2002, the Joint Venture purchased a four-story office building containing approximately 141,000 square feet, the John Wiley Building, located in Fishers, Indiana. On September 19, 2003, the Joint Venture purchased a four-story office building containing approximately 194,000 square feet, Two Park Center, located in Hoffman Estates, Illinois. Ownership interests were recomputed based on relative cumulative capital contributions from the joint venture partners.
On April 13, 2005, the Joint Venture sold the AmeriCredit Building and the John Wiley Building to an unrelated third party for an aggregate gross selling price of $35,974,000. As a result of the sale, the Joint Venture recognized a gain of approximately $7,318,000 and received net sale proceeds of approximately $35,729,000.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The Joint Venture's financial statements are prepared in accordance with U.S. generally accepted accounting principles ("GAAP").
Use of Estimates
The preparation of the Joint Venture's financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. Actual results could differ from those estimates.
Real Estate Assets
Investment in Real Estate Assets
Real estate assets are stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, application of acquisition fees incurred, and any tenant improvements or major improvements and betterments which extend the useful life of the related asset. The Joint Venture considers the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. Upon receiving notification of a tenant's intention to terminate a lease, undepreciated tenant improvements and intangible lease assets are written off to lease termination expense. All repairs and maintenance are expensed as incurred.

The Joint Venture's real estate assets are depreciated or amortized using the straight-line method over the following useful lives:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant improvements	Shorter of lease term or economic life
Intangible lease assets	Lease term
Evaluating the Recoverability of Real Estate Assets
Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets and related intangible assets owned by the Joint Venture may not be recoverable. When indicators of potential impairment are present, which suggest that the carrying amounts of the real estate assets and related intangible assets may not be recoverable, management assesses the recoverability of the real estate assets and related intangible assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use, or the estimated fair value, less costs to sell, for assets held for sale, do not exceed the respective assets' carrying values, management adjusts the real estate assets and related intangible assets to the respective estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognizes an impairment loss. Estimated fair values are determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value. The Joint Venture has determined that there has been no impairment in the carrying value of any of the real estate assets to date; however, certain of the Joint Venture's assets may be carried at an amount more than could be realized in a current disposition transaction.
While various techniques and assumptions can be used to estimate fair value depending on the nature of the asset or liability, the accounting standard for fair value measurements and disclosures describes three levels of inputs that may be used to measure fair value. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Joint Venture has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which is typically based on an entity's own assumptions, as there is little, if any, related market activity or information. Examples of Level 3 inputs include estimated holding periods, discount rates, market capitalization rates, expected lease rental rates, timing of new leases, and sales prices; additionally, the Joint Venture may assign an estimated probability-weighting to more than one fair value estimate based on the Joint Venture's assessment of the likelihood of the respective underlying assumptions occurring as of the evaluation date. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Joint Venture's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The accounting standard for fair value measurements and disclosures was applied to the Joint Venture's outstanding nonfinancial assets and nonfinancial liabilities effective January 1, 2009.
Allocation of Purchase Price of Acquired Assets
Upon acquisition, the Joint Venture allocated the purchase price of properties to the identifiable tangible assets, which consist of land and building, and identifiable intangible assets and liabilities, which consist of the following items:

•
Direct costs associated with obtaining a new tenant, including commissions, tenant improvements and other direct costs were included in intangible lease origination costs in the accompanying balance sheets and were amortized to expense over the remaining terms of the respective leases.

•
The value of opportunity costs associated with lost rentals avoided by acquiring an in-place lease were included in intangible lease assets in the accompanying balance sheets and were amortized to expense over the remaining terms of the respective leases.

•	The value of tenant relationships was included in intangible lease assets in the accompanying balance sheets and amortized to expense over the remaining terms of the respective leases.

•
The value of effective rental rates of in-place leases that were above or below the market rates of comparable leases was recorded as intangible lease assets or liabilities and amortized as an adjustment to rental income over the remaining terms of the respective leases.

During the years ended December 31, 2011, 2010, and 2009, the Joint Venture recognized the following amortization of intangible lease assets and liabilities:

	Intangible Lease Assets		Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
For the year ending December 31:	Above-Market In-Place Lease Assets	Absorption Period Costs
2011	$—	$—	$—	$—
2010	$—	$164,731	$179,055	$7,093
2009	$—	$164,730	$179,056	$7,094

Cash and Cash Equivalents
The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.
Tenant Receivables
Tenant receivables are comprised of rental and reimbursement billings due from tenants and the cumulative amount of future adjustments necessary to present rental income using the straight-line method. Upon receiving notification of a tenant's intention to terminate a lease, unamortized straight-line rent receivables are written off to lease termination expense. Tenant receivables are recorded at the original amount earned, less an allowance for any doubtful accounts, which approximates fair value. Management assesses the collectibility of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. No such allowances have been recorded as of December 31, 2011 or 2010.
Deferred Leasing Costs, net
Deferred leasing costs may include (i) costs incurred to procure leases, which are capitalized and recognized as amortization expense on a straight-line basis over the terms of the lease, and (ii) common area maintenance costs that are recoverable from tenants under the terms of the existing leases; such costs are capitalized and recognized as operating expenses over the shorter of the lease term or the recovery period provided for in the lease. The remaining unamortized balance of deferred leasing costs will be amortized over a weighted-average period of approximately seven years. Upon receiving notification of a tenant's intention to terminate a lease, unamortized deferred leasing costs are written-off to lease termination expense.
Other Assets
Other assets is comprised of prepaid expenses. Management assesses the collectibility of other assets on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. Prepaid expenses are recognized as the related services are provided. Balances without a future economic benefit are written off as they are identified. No such allowances have been recorded as of December 31, 2011 or 2010.
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses are primarily comprised of accrued real estate taxes and property operating costs. Accrued real estate taxes of approximately $770,000 and $1,726,000 is included in accounts payable and accrued expenses as of December 31, 2011 and 2010, respectively.

Allocation of Income and Distributions
Pursuant to the terms of the joint venture agreement, income and distributions are allocated to the joint venture partners based their respective ownership interests as determined by relative cumulative capital contributions, as defined. Fund XIII and Piedmont OP held ownership interests in the Joint Venture of approximately 28% and 72%, respectively, for the years ended December 31, 2011 and 2010. Net cash from operations is generally distributed to the joint venture partners on a quarterly basis.
Revenue Recognition
The Joint Venture's leases typically include renewal options, escalation provisions, and provisions requiring tenants to reimburse the Joint Venture for a pro-rata share of operating costs incurred. All of the Joint Venture's leases are classified as operating leases, and the related rental income, including scheduled rental rate increases (other than scheduled increases based on the Consumer Price Index) is recognized on a straight-line basis over the terms of the respective leases. Tenant reimbursements are recognized as revenue in the period that the related operating cost is incurred and are billed to tenants pursuant to the terms of the underlying leases. Rents and tenant reimbursements collected in advance are recorded as deferred income in the accompanying balance sheets. Lease termination income is recognized when the tenant loses the right to lease the space and the Joint Venture has satisfied all obligations under the related lease or lease termination agreement.
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
Recent Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (the "FASB") clarified previously issued GAAP and issued new requirements related to Accounting Standards Codification Topic Fair Value Measurements and Disclosures ("ASU 2010-6"). The clarification component includes disclosures about inputs and valuation techniques used in determining fair value, and providing fair value measurement information for each class of assets and liabilities. The new requirements relate to disclosures of transfers between the levels in the fair value hierarchy, as well as the individual components in the rollforward of the lowest level (Level 3) in the fair value hierarchy. This change in GAAP became effective for the Joint Venture beginning January 1, 2010, except for the provision concerning the rollforward of activity of the Level 3 fair value measurement, which became effective for the Joint Venture on January 1, 2011. The adoption of ASU 2010-6 has not had a material impact on the Joint Venture's financial statements or disclosures.
In May 2011, the FASB issued Accounting Standards Update 2011-04, Fair Value Measurement Topic Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-04"). ASU 2011-04 converges the GAAP and International Financial Reporting Standards definition of "fair value," the requirements for measuring amounts at fair value, and disclosures about these measurements. The update does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The adoption of ASU 2011-04 was effective for the Joint Venture on December 15, 2011. The adoption of ASU 2011-04 has not had a material impact on the Joint Venture's financial statements or disclosures.

3.	RELATED-PARTY TRANSACTIONS
Management and Leasing Fees
Fund XIII is a party to individual property management and leasing agreements with Wells Management Company, Inc. ("Wells Management"), an affiliate of each of its general partners.

The various fees payable under each of the respective agreements are summarized as follows:

	Management and Leasing Services	Management and Leasing Services- Industrial and Commercial properties leased on a net basis for 10 years or more
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
Management and leasing fees are recognized in accordance with the terms of the aforementioned agreements, weighted based on joint venture partners respective ownership interests in the Joint Venture. During the years ended December 31, 2011, 2010, and 2009, the Joint Venture incurred management and leasing fees that are payable to Wells Management of $20,185, $37,351, and $38,984, respectively.
In addition, the Joint Venture incurs fees payable to Piedmont Office Management, LLC ("Piedmont Management"), or its affiliates, for the management and leasing of the Joint Venture's properties equal to (a) the lesser of 4.5% of the gross revenues generally paid over the life of the lease or 0.6% of net asset value calculated on an annual basis, (b) prorated by Piedmont OP's ownership interest in the Joint Venture. During the years ended December 31, 2011, 2010, and 2009, the Joint Venture incurred management and leasing fee expenses payable to Piedmont Management, or its affiliates, of $186,623, $230,525, and $234,700, respectively.
Administrative Reimbursements
Piedmont Management performs certain administrative services for the Joint Venture's properties, relating to accounting, property management, and other partnership administration, and incurs the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. In the opinion of management, this is a reasonable estimation of such expenses. During the years ended December 31, 2011, 2010, and 2009, the Joint Venture incurred administrative expenses of $83,925, $95,661, and $82,519, respectively, payable to Piedmont Management, or its affiliates, for these services.
Due to Affiliates
As presented in the accompanying balance sheets, due to affiliates as of December 31, 2011 and December 31, 2010 represents amounts due to Piedmont Management and/or Wells Management for the following items:

	2011	2010
Administrative reimbursements	$8,947	$1,760
Property management fees	—	11,094
	$8,947	$12,854

4.	RENTAL INCOME
The future contractual rental income due to the Joint Venture under noncancelable operating leases as of December 31, 2011 follows:

Year ended December 31:
2012	$1,537,099
2013	706,244
2014	720,503
2015	734,763
2016	749,860
Thereafter	3,980,802
$8,429,271

Effective January 1, 2012, Quantum Corporation, the sole tenant at 8560 Upland Drive, downsized its square footage leased from 100% of the building to approximately 57% of the building. Two tenants generated approximately 65% and 35% of contractual rental income for the year ended December 31, 2011, and two tenants will generate approximately 90% and 10% of future contractual rental income for leases in-place as of December 31, 2011.

5.	SUBSEQUENT EVENT
Leasing Activity at Two Park Center
On January 24, 2012, the Joint Venture entered into the tenth amendment to the lease agreement with American Intercontinental University, Inc. ("AIU") at Two Park Center, which extended the lease term from December 31, 2012 to December 31, 2013. AIU currently leases 38% of the building. Effective January 1, 2013 through December 31, 2013, monthly base rent of $70,519 shall be payable as provided by the amendment. In addition to monthly base rent, AIU is required to reimburse the Joint Venture for its pro rata share of all operating costs and real estate taxes for Two Park Center.

WELLS FUND XIII-REIT JOINT VENTURE PARTNERSHIP

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

DECEMBER 31, 2011

		Initial Cost			Gross Carrying Amount as of December 31, 2011
Description	Encumbrances	Land	Buildings and Improvements	Costs Capitalized Subsequent To Acquisition(c)	Land	Buildings and Improvements	Intangible Lease Asset	Construction in Progress	Total	Accumulated Depreciation & Amortization(d)	Date of Construction	Date Acquired
8560 UPLAND DRIVE(a)	None	$1,954,213	$11,215,621	$542,281	$2,047,735	$11,664,380	$—	$—	$13,712,115	$3,301,351	2001	12/21/2001
TWO PARK CENTER(b)	None	600,000	22,681,602	(3,064,079)	624,089	19,593,434	—	—	20,217,523	4,598,964	1999	9/19/2003
Total		$2,554,213	$33,897,223	$(2,521,798)	$2,671,824	$31,257,814	$—	$—	$33,929,638	$7,900,315

(a)	8560 Upland Drive is comprised of two connected one-story office and assembly buildings located in Parker, Colorado.

(b)	Two Park Center is a four-story office building located in Hoffman Estates, Illinois.

(c)	Includes acquisition and advisory fees and acquisition expense reimbursements applied at acquisition as well as write-offs of fully depreciated/amortized capitalized costs.

(d)
Buildings, land improvements, building improvements, and tenant improvements are depreciated using the straight-line method over 40 years, 20 years, 5 to 25 years, and the shorter of the economic life or corresponding lease terms, respectively.

WELLS FUND XIII-REIT JOINT VENTURE PARTNERSHIP

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

DECEMBER 31, 2011

	Cost	Accumulated Depreciation & Amortization
BALANCE AT DECEMBER 31, 2008	$38,337,784	$9,570,934

Additions	—	1,005,304
Dispositions	(3,192,604)	(3,192,604)
BALANCE AT DECEMBER 31, 2009	35,145,180	7,383,634

Additions	11,213	981,760
Dispositions	(1,194,298)	(1,194,298)
BALANCE AT DECEMBER 31, 2010	33,962,095	7,171,096

Additions	—	761,676
Dispositions	(32,457)	(32,457)
BALANCE AT DECEMBER 31, 2011	$33,929,638	$7,900,315

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of
Fund XIII and Fund XIV Associates:

We have audited the accompanying balance sheets of Fund XIII and Fund XIV Associates (the "Joint Venture") as of December 31, 2011 and 2010, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Joint Venture's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Joint Venture's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fund XIII and Fund XIV Associates as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ Frazier & Deeter, LLC

Atlanta, Georgia
March 15, 2012

FUND XIII AND FUND XIV ASSOCIATES

BALANCE SHEETS

	December 31, 2011	December 31, 2010
Assets:
Real estate assets, at cost:
Land	$2,031,250	$2,031,250
Building and improvements, less accumulated depreciation of $1,825,039 and $1,450,241 at December 31, 2011 and 2010, respectively	5,847,372	6,112,725
Intangible lease assets, less accumulated amortization of $330,216 and $289,782 at December 31, 2011 and 2010, respectively	53,912	94,346
Total real estate assets	7,932,534	8,238,321

Cash and cash equivalents	408,025	375,073
Tenant receivables	61,721	73,077
Intangible lease origination costs, less accumulated amortization of $182,233 and $159,919 at December 31, 2011 and 2010, respectively	29,752	52,066
Deferred leasing costs, less accumulated amortization of $40,762 and $69,935 at December 31, 2011 and 2010, respectively	14,652	42,748
Other assets	10,624	13,526
Total assets	$8,457,308	$8,794,811

Liabilities:
Accounts payable and accrued expenses	$33,290	$23,742
Due to affiliate	35,145	4,543
Deferred income	118,988	157,177
Partnership distributions payable	252,501	203,137
Total liabilities	439,924	388,599

Partners' Capital:
Wells Real Estate Fund XIII, L.P.	3,792,223	3,976,138
Wells Real Estate Fund XIV, L.P.	4,225,161	4,430,074
Total partners' capital	8,017,384	8,406,212
Total liabilities and partners' capital	$8,457,308	$8,794,811

See accompanying notes.

FUND XIII AND FUND XIV ASSOCIATES

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2011	2010	2009
Revenues:
Rental income	$1,296,901	$1,286,027	$1,213,635
Tenant reimbursements	375,907	356,088	371,805
Interest and other income	390	360	675
Total revenues	1,673,198	1,642,475	1,586,115

Expenses:
Property operating costs	341,185	309,921	343,816
Management and leasing fees:
Related-party	65,937	34,936	35,827
Other	8,333	43,670	44,783
Depreciation	374,798	252,457	193,193
Amortization	107,945	105,446	317,840
General and administrative	68,661	54,803	64,750
Total expenses	966,859	801,233	1,000,209
Net Income	$706,339	$841,242	$585,906

See accompanying notes.

FUND XIII AND FUND XIV ASSOCIATES

STATEMENTS OF PARTNERS' CAPITAL

FOR THE YEARS ENDED
DECEMBER 31, 2011, 2010, AND 2009

	Wells Real Estate Fund XIII, L.P	Wells Real Estate Fund XIV, L.P.	Total Partners' Capital
Balance, December 31, 2008	$4,265,097	$4,752,020	$9,017,117

Net income	277,133	308,773	585,906
Partnership distributions	(503,371)	(560,838)	(1,064,209)
Balance, December 31, 2009	4,038,859	4,499,955	8,538,814

Net income	397,907	443,335	841,242
Partnership distributions	(460,628)	(513,216)	(973,844)
Balance, December 31, 2010	3,976,138	4,430,074	8,406,212

Net income	334,099	372,240	706,339
Partnership distributions	(518,014)	(577,153)	(1,095,167)
Balance, December 31, 2011	$3,792,223	$4,225,161	$8,017,384

See accompanying notes.

FUND XIII AND FUND XIV ASSOCIATES

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010	2009
Cash Flows From Operating Activities:
Net income	$706,339	$841,242	$585,906
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	374,798	252,457	193,193
Amortization	111,194	108,695	327,502
Changes in assets and liabilities:
Decrease in tenant receivables	11,356	4,254	46,241
Decrease (increase) in other assets	2,902	(1,621)	(1,489)
Increase (decrease) in accounts payable and accrued expenses	9,548	2,998	(47,152)
Increase (decrease) in due to affiliate	30,602	(570)	2,567
(Decrease) increase in deferred income	(38,189)	97,186	(67,302)
Net cash provided by operating activities	1,208,550	1,304,641	1,039,466

Cash Flows From Investing Activities:
Investment in real estate assets	(109,445)	(232,804)	(818)
Payment of deferred leasing costs	(20,350)	—	(78,257)
Net cash used in investing activities	(129,795)	(232,804)	(79,075)

Cash Flows From Financing Activities:
Operating distributions to joint venture partners in excess of accumulated earnings	(1,045,803)	(1,059,451)	(1,095,059)
Net Increase (Decrease) In Cash And Cash Equivalents	32,952	12,386	(134,668)

Cash And Cash Equivalents, beginning of year	375,073	362,687	497,355
Cash And Cash Equivalents, end of year	$408,025	$375,073	$362,687

Supplemental Disclosure Of Noncash Financing Activities:
Partnership distributions payable	$252,501	$203,137	$288,744

See accompanying notes.

FUND XIII AND FUND XIV ASSOCIATES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011, 2010, AND 2009

1.	ORGANIZATION AND BUSINESS
On August 20, 2003, Wells Real Estate Fund XIII, L.P. ("Fund XIII") and Wells Real Estate Fund XIV, L.P. ("Fund XIV") entered into a Georgia general partnership to form Fund XIII and Fund XIV Associates (the "Joint Venture"). The general partners of Fund XIII and Fund XIV are Leo F. Wells, III and Wells Capital, Inc. ("Wells Capital").
The Joint Venture was formed to acquire and operate commercial real properties, including properties to be developed, currently under development or construction, newly constructed or having operating histories. On October 30, 2003, the Joint Venture purchased two single-story office buildings containing approximately 82,000-square-feet, the Siemens - Orlando Building, located in Orlando, Florida. On December 19, 2003, the Joint Venture acquired the Randstad - Atlanta Building, a four-story office building containing approximately 65,000 aggregate rentable square feet located in Atlanta, Georgia. On March 26, 2004, the Joint Venture purchased an approximately 120,000-square-foot, one story office and warehouse building, 7500 Setzler Parkway, located in Brooklyn Park, Minnesota. Ownership interests were recomputed based on relative cumulative capital contributions from the joint venture partners.
On January 31, 2007, the Joint Venture sold 7500 Setzler Parkway to an unrelated third party for a gross sale price of $8,950,000. As a result of the sale, the Joint Venture recognized a gain of approximately $2,166,000 and received net sale proceeds of approximately $8,723,000.
On April 24, 2007, the Joint Venture sold the Randstad - Atlanta Building to an unrelated third party for a gross sale price of $9,250,000. As a result of the sale, the Joint Venture recognized a gain of approximately $2,938,000 and received net sale proceeds of approximately $8,993,000.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The Joint Venture's financial statements are prepared in accordance with U.S. generally accepted accounting principles ("GAAP").
Use of Estimates
The preparation of the Joint Venture's financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. Actual results could differ from those estimates.
Real Estate Assets
Investment in Real Estate Assets
Real estate assets are stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, application of acquisition fees incurred, and any tenant improvements or major improvements and betterments which extend the useful life of the related asset. The Joint Venture considers the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. Upon receiving notification of a tenant's intention to terminate a lease, undepreciated tenant improvements and intangible lease assets are written off to lease termination expense. All repairs and maintenance are expensed as incurred.

The Joint Venture's real estate assets are depreciated or amortized using the straight-line method over the following useful lives:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant improvements	Shorter of lease term or economic life
Intangible lease assets	Lease term
Evaluating the Recoverability of Real Estate Assets
Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets and related intangible assets owned by the Joint Venture may not be recoverable. When indicators of potential impairment are present, which suggest that the carrying amounts of the real estate assets and related intangible assets may not be recoverable, management assesses the recoverability of the real estate assets and related intangible assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use, or the estimated fair value, less costs to sell, for assets held for sale, do not exceed the respective assets' carrying values, management adjusts the real estate assets and related intangible assets to the respective estimated fair values, pursuant of the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognizes an impairment loss. Estimated fair values are determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value. The Joint Venture has determined that there has been no impairment in the carrying value of any of the real estate assets to date; however, the Joint Venture's remaining asset may be carried at an amount more than could be realized in a current disposition transaction.
While various techniques and assumptions can be used to estimate fair value depending on the nature of the asset or liability, the accounting standard for fair value measurements and disclosures describes three levels of inputs that may be used to measure fair value. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Joint Venture has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which is typically based on an entity's own assumptions, as there is little, if any, related market activity or information. Examples of Level 3 inputs include estimated holding periods, discount rates, market capitalization rates, expected lease rental rates, timing of new leases, and sales prices; additionally, the Joint Venture may assign an estimated probability-weighting to more than one fair value estimate based on the Joint Venture's assessment of the likelihood of the respective underlying assumptions occurring as of the evaluation date. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Joint Venture's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The accounting standard for fair value measurements and disclosures was applied to the Joint Venture's outstanding nonfinancial assets and nonfinancial liabilities effective January 1, 2009.
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

As of December 31, 2011 and 2010, the Joint Venture had the following gross intangible in-place lease assets and liabilities:

	As of December 31, 2011
	Intangible Lease Assets		Intangible Lease Origination Costs
	Above-Market In-Place Lease Assets	Absorption Period Costs
Gross	$30,864	$353,264	$211,985
Accumulated Amortization	(26,532)	(303,684)	(182,233)
Net	$4,332	$49,580	$29,752

	As of December 31, 2010
	Intangible Lease Assets		Intangible Lease Origination Costs
	Above-Market In-Place Lease Assets	Absorption Period Costs
Gross	$30,864	$353,264	$211,985
Accumulated Amortization	$(23,284)	$(266,498)	$(159,919)
Net	$7,580	$86,766	$52,066

During the years ended December 31, 2011, 2010, and 2009, the Joint Venture recognized the following amortization of intangible lease assets and liabilities:

	Intangible Lease Assets		Intangible Lease Origination Costs
For the year ending December 31:	Above-Market In-Place Lease Assets	Absorption Period Costs
2011	$3,249	$37,185	$22,314
2010	$3,249	$37,186	$22,315
2009	$9,662	$188,916	$109,342

The remaining net unamortized balance for intangible assets and liability will be amortized as follows:

	Intangible Lease Assets		Intangible Lease Origination Costs
For the year ending December 31:	Above-Market In-Place Lease Assets	Absorption Period Costs
2012	$3,249	$37,186	$22,314
2013	1,083	12,394	7,438
Thereafter	—	—	—
	$4,332	$49,580	$29,752
Average Amortization Period	1 year	1 year	1 year
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
Tenant Receivables
Tenant receivables are comprised of rental and reimbursement billings due from tenants and the cumulative amount of future adjustments necessary to present rental income using the straight-line method. Upon receiving notification of a tenant's intention to terminate a lease, unamortized straight-line rent receivables are written off to lease termination expense. Tenant receivables are recorded at the original amount earned, less an allowance for any doubtful accounts, which approximates fair value. Management assesses the collectibility of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. No such allowances have been recorded as of December 31, 2011 or 2010.
Deferred Leasing Costs, net
Deferred leasing costs may include (i) costs incurred to procure leases, which are capitalized and recognized as amortization expense on a straight-line basis over the terms of the lease, and (ii) common area maintenance costs that are recoverable from tenants under the terms of the existing leases; such costs are capitalized and recognized as operating expenses over the shorter of the lease term or the recovery period provided for in the lease. The remaining unamortized balance of deferred leasing costs will be amortized over a weighted-average period of approximately one year. Upon receiving notification of a tenant's intention to terminate a lease, unamortized deferred leasing costs are written-off to lease termination expense.
Other Assets
Other assets as of December 31, 2011 and 2010 are comprised of the following items:

	2011	2010
Prepaid expenses	$4,060	$6,962
Utility deposits	6,564	6,564
Total	$10,624	$13,526
Prepaid expenses are recognized as the related services are provided. Utility deposits represent cash deposits paid to utility companies. Balances without a future economic benefit are written off as they are identified. No such allowances have been recorded as of December 31, 2011 or 2010.
Allocation of Income and Distributions
Pursuant to the terms of the joint venture agreement, income and distributions are allocated to the joint venture partners based upon their respective ownership interests as determined by relative cumulative capital contributions, as defined. Fund XIII and Fund XIV held ownership interests in the Joint Venture of approximately 47% and 53%, respectively, for the years ended December 31, 2011 and 2010. Net cash from operations is generally distributed to the joint venture partners on a quarterly basis.

Revenue Recognition
The Joint Venture's leases typically include renewal options, escalation provisions, and provisions requiring tenants to reimburse the Joint Venture for a pro rata share of operating costs incurred. All of the Joint Venture's leases are classified as operating leases, and the related rental income, including scheduled rental rate increases (other than scheduled increases based on the Consumer Price Index) is recognized on a straight-line basis over the terms of the respective leases. Tenant reimbursements are recognized as revenue in the period that the related operating cost is incurred and are billed to tenants pursuant to the terms of the underlying leases. Rents and tenant reimbursements collected in advance are recorded as deferred income in the accompanying balance sheets. Lease termination income is recognized when the tenant loses the right to lease the space and the Joint Venture has satisfied all obligations under the related lease or lease termination agreement.
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
Recent Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (the "FASB") clarified previously issued GAAP and issued new requirements related to Accounting Standards Codification Topic Fair Value Measurements and Disclosures ("ASU 2010-6"). The clarification component includes disclosures about inputs and valuation techniques used in determining fair value, and providing fair value measurement information for each class of assets and liabilities. The new requirements relate to disclosures of transfers between the levels in the fair value hierarchy, as well as the individual components in the rollforward of the lowest level (Level 3) in the fair value hierarchy. This change in GAAP became effective for the Joint Venture beginning January 1, 2010, except for the provision concerning the rollforward of activity of the Level 3 fair value measurement, which became effective for the Joint Venture on January 1, 2011. The adoption of ASU 2010-6 has not had a material impact on the Joint Venture's financial statements or disclosures.
In May 2011, the FASB issued Accounting Standards Update 2011-04, Fair Value Measurement Topic Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-04"). ASU 2011-04 converges the GAAP and International Financial Reporting Standards definition of "fair value," the requirements for measuring amounts at fair value, and disclosures about these measurements. The update does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The adoption of ASU 2011-04 was effective for the Joint Venture on December 15, 2011. The adoption of ASU 2011-04 has not had a material impact on the Joint Venture's financial statements or disclosures.

3.	RELATED-PARTY TRANSACTIONS
Management and Leasing Fees
Fund XIII and Fund XIV entered into property management and leasing agreements with Wells Management Company, Inc. ("Wells Management"), an affiliate of their general partners. In accordance with the property management and leasing agreements, Wells Management receives compensation for the management and leasing of the Joint Venture's properties, the Joint Venture will pay Wells Management management and leasing fees equal to the lesser of (a) fees that would be paid to a comparable outside firm, which is assessed periodically based on market studies; or (b) 4.5% of the gross revenues generally paid over the life of the lease, plus a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month's rent. In the case of commercial properties which are leased on a long-term net basis (10 or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. The Joint Venture incurred management and leasing fees that are payable to Wells Management of $65,937, $34,936, and $35,827 for the years ended December 31, 2011, 2010, and 2009, respectively.

Due to Affiliate
As presented in the accompanying balance sheets, due to affiliate as of December 31, 2011 and December 31, 2010 represents amounts due to Wells Management for the following items:

	2011	2010
Administrative reimbursements	$2,840	$178
Property management fees	32,305	4,365
	$35,145	$4,543

4.	RENTAL INCOME
The future contractual rental income due to the Joint Venture under noncancelable operating leases as of December 31, 2011 is as follows:

Year ended December 31:
2012	$537,806
2013	70,289
Thereafter	—
$608,095
Three tenants generated approximately 72%, 16%, and 12% of contractual rental income for the year ended December 31, 2011, and three tenants will generate approximately 48%, 27%, and 25% of future contractual rental income.

FUND XIII AND FUND XIV ASSOCIATES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

DECEMBER 31, 2011

		Initial Cost			Gross Carrying Amount s of December 31, 2011
Description	Encumbrances	Land	Buildings and Improvements	Costs Capitalized Subsequent To Acquisition(b)	Land	Buildings and Improvements	Intangible Lease Asset	Construction in Progress	Total	Accumulated Depreciation & Amortization(c)	Date of Construction	Date Acquired
SIEMENS - ORLANDO BUILDING(a)	None	$1,950,000	$8,734,436	$(596,647)	$2,031,250	$7,672,411	$384,128	$—	$10,087,789	$2,155,255	2001	10/30/2003

(a)	The Siemens - Orlando Building consists of two single-story office buildings located in Orlando, Florida.

(b)	Includes acquisition and advisory fees and acquisition expense reimbursements applied at acquisition as well as write-offs of fully depreciated/amortized capitalized costs.

(c)
Buildings, land improvements, building improvements, and tenant improvements are depreciated using the straight-line method over 40 years, 20 years, 5 to 25 years, and the shorter of the economic life or corresponding lease terms, respectively.

FUND XIII AND FUND XIV ASSOCIATES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

DECEMBER 31, 2011

	Cost	Accumulated Depreciation & Amortization
BALANCE AT DECEMBER 31, 2008	$10,996,432	$2,302,932

Additions	—	391,771
Dispositions	(1,250,892)	(1,247,572)
BALANCE AT DECEMBER 31, 2009	9,745,540	1,447,131

Additions	232,804	292,892
BALANCE AT DECEMBER 31, 2010	9,978,344	1,740,023

Additions	109,445	415,232
BALANCE AT DECEMBER 31, 2011	$10,087,789	$2,155,255