Form 10-Q
period 2012-06-30
WELLS REAL ESTATE FUND XIII L P
filed 2012-08-10
CIK 1127245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
The accompanying financial statements should be read in conjunction with the notes to the Partnership's financial statements, the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations, all included in both this report on Form 10-Q and in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2011. The Partnership's results of operations for the three months and six months ended June 30, 2012 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND XIII, L.P.

BALANCE SHEETS

	(Unaudited)
	June 30, 2012	December 31, 2011
Assets:
Investment in joint ventures	$11,167,967	$11,291,859
Cash and cash equivalents	3,691,517	3,449,487
Due from joint ventures	98,770	248,256
Other assets	20,000	12,796
Total assets	$14,978,254	$15,002,398

Liabilities:
Accounts payable and accrued expenses	$5,031	$8,707
Due to affiliates	5,585	8,194
Total liabilities	10,616	16,901

Commitments and Contingencies

Partners' Capital:
Limited Partners:
Cash Preferred – 3,213,008 units issued and outstanding	14,950,903	14,968,583
Tax Preferred – 559,040 units issued and outstanding	—	—
General Partners	16,735	16,914
Total partners' capital	14,967,638	14,985,497
Total liabilities and partners' capital	$14,978,254	$15,002,398
See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Equity in Income of Joint Ventures	$33,344	$77,798	$78,293	$137,683

General and Administrative Expenses	41,274	39,688	96,152	94,014
Net Income (Loss)	$(7,930)	$38,110	$(17,859)	$43,669

Net Income (Loss) Allocated to:
Cash Preferred Limited Partners	$(7,851)	$37,729	$(17,680)	$54,989
Tax Preferred Limited Partners	$—	$—	$—	$(11,756)
General Partners	$(79)	$381	$(179)	$436

Net Income (Loss) per Weighted-Average Limited Partner Unit:
Cash Preferred	$0.00	$0.01	$(0.01)	$0.02
Tax Preferred	$0.00	$0.00	$0.00	$(0.02)

Weighted-Average Limited Partner Units Outstanding:
Cash Preferred	3,213,008	3,213,008	3,213,008	3,213,008
Tax Preferred	559,040	559,040	559,040	559,040
See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF PARTNERS' CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 2011
AND THE SIX MONTHS ENDED JUNE 30, 2012 (UNAUDITED)

	Limited Partners				General Partners	Total Partners' Capital
	Cash Preferred		Tax Preferred
	Units	Amount	Units	Amount
BALANCE, December 31, 2010	3,215,584	$14,675,900	556,464	$—	$13,958	$14,689,858

Cash Preferred conversion elections	(2,576)	(11,756)	2,576	11,756	—	—
Net income (loss)	—	304,439	—	(11,756)	2,956	295,639
BALANCE, December 31, 2011	3,213,008	14,968,583	559,040	—	16,914	14,985,497

Net loss	—	(17,680)	—	—	(179)	(17,859)
BALANCE, June 30, 2012	3,213,008	$14,950,903	559,040	$—	$16,735	$14,967,638
See accompanying notes.

 WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF CASH FLOWS

	(Unaudited)
	Six Months Ended
	June 30,
	2012	2011
Cash Flows from Operating Activities:
Net income (loss)	$(17,859)	$43,669
Operating distributions received from joint ventures	351,671	539,925
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in income of joint ventures	(78,293)	(137,683)
Changes in assets and liabilities:
Increase in other assets	(7,204)	(12,720)
Decrease in accounts payable and accrued expenses	(3,676)	(7,651)
(Decrease) increase in due to affiliates	(2,609)	849
Net cash provided by operating activities	242,030	426,389
Net Increase in Cash and Cash Equivalents	242,030	426,389

Cash and Cash Equivalents, beginning of period	3,449,487	2,735,416
Cash and Cash Equivalents, end of period	$3,691,517	$3,161,805
See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.
CONDENSED NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2012 (unaudited)

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
Basis of Presentation
The financial statements of the Partnership have been prepared in accordance with the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly and consistently present the results for these periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2011.
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
Summary of Financial Information
The following information summarizes the operations of the Joint Ventures for the three months and six months ended June 30, 2012 and 2011, respectively:

	Total Revenues		Net Income (Loss)		Total Revenues		Net Income (Loss)
	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012	2011	2012	2011
Fund XIII-REIT Associates	$700,842	$806,847	$(183,291)	$(12,128)	$1,342,716	$1,564,091	$(369,663)	$(81,259)
Fund XIII-XIV Associates	374,983	419,280	179,424	171,685	786,362	837,529	385,213	339,375
	$1,075,825	$1,226,127	$(3,867)	$159,557	$2,129,078	$2,401,620	$15,550	$258,116
Due from Joint Ventures
As presented in the accompanying balance sheets, due from joint ventures as of June 30, 2012 and December 31, 2011 includes operating cash flow generated by the Joint Ventures during the three months ended June 30, 2012 and December 31, 2011, respectively, which is payable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS
Management and Leasing Fees
The Partnership has entered into a property management, leasing, and asset management agreement with Wells Management Company, Inc. ("Wells Management"), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Partnership's properties, owned through the Joint Ventures, equal to the lesser of (a) 4.5% of the gross revenues collected monthly; plus, a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month's rent, or (b) fees that would be paid to a comparable outside firm, which is assessed periodically based on market studies. In the case of commercial properties leased on a long-term net-lease basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, are included in equity in income of joint ventures in the accompanying statements of operations. The Partnership's share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures and payable to Wells Management is $10,127 and $2,444 for the three months ended June 30, 2012 and 2011, respectively, and $19,072 and $7,268 for the six months ended June 30, 2012 and 2011, respectively.
Administrative Reimbursements
Wells Capital, one of the Partnership's General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses of $21,432 and $19,571 payable to Wells Capital and Wells Management for the three months ended June 30, 2012 and 2011, respectively, and $46,797 and $42,674 for the six months ended June 30, 2012 and 2011, respectively. In addition, Wells Capital and Wells Management pay for certain operating expenses of the Partnership ("bill-backs") directly and invoice the Partnership for the reimbursement thereof on a quarterly basis. As presented in the accompanying balance sheets, due to affiliates as of June 30, 2012 and December 31, 2011 represents administrative reimbursements and bill-backs due to Wells Capital and/or Wells Management.

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
Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as distribution income earned from its holdings of common stock of Piedmont REIT, which was acquired in connection with the Piedmont REIT internalization transaction (see "Assertion of Legal Action Against Related-Parties" above). As of June 30, 2012, the Partnership has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due. Modifying service agreements between WREF, or its affiliates, and the Partnership, or other WREF-sponsored programs, could impact WREF's future net income and future access to liquidity and capital resources. For example, a large portion of WREF's income is derived under an advisory agreement with Wells Real Estate Investment Trust II, Inc. ("Wells REIT II") and WREF does not expect to receive significant compensation from Wells REIT II beyond December 31, 2013.

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
Certain lease agreements include provisions that, at the option of the tenant, may obligate the Partnership to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. In May 2012, Fund XIII-XIV Associates executed a lease amendment with Etour and Travel, Inc. ("Etour") at the Siemens - Orlando Building. As a result, Etour has the right to request the reimbursement of tenant improvements of up to approximately $254,000, which would be required to be funded by Fund XIII-XIV Associates, of which approximately $18,000 has been incurred as of June 30, 2012.

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
Portfolio Overview
We are currently in the positioning-for-sale phase of our life cycle. We have sold four of the seven properties in which we have held interests. In May 2012, Fund XIII-XIV Associates entered into an amendment with Etour at the Siemens-Orlando Building, which expanded Etour's square footage from 12% to 21% of the building's square footage and extended the lease term on the expanded square footage from November 30, 2012 to December 31, 2017. While our focus at this time involves leasing and marketing efforts at our remaining properties that we believe will ultimately result in the best disposition pricing of our assets for our limited partners, we will evaluate offers to sell our properties on an as-is basis.
The second quarter 2012 operating distributions to limited partners holding Cash Preferred Units were reserved. We anticipate that operating distributions will continue to be reserved in the near-term as a result of our intention to fund our pro rata share of property operating costs and anticipated re-leasing costs at our remaining properties in connection with the current vacancies.
Property Summary
As we move further into the positioning-for-sale phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we will seek to maximize returns to our limited partners by attempting to negotiate long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs, and portfolio costs. As our remaining properties are positioned for sale, our attention will shift to locating suitable buyers, and negotiating purchase-sale contracts that will attempt to maximize the total return to our limited partners and minimize contingencies and potential post-closing obligations to buyers. As of July 31, 2012, we owned interests in three properties.
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
Short-Term Liquidity
During the six months ended June 30, 2012, we generated net cash flows from operating activities, including operating distributions received from the Joint Ventures, of approximately $242,000. Operating distributions from the Joint Ventures generally consist of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. We continued to reserve the net operating cash flows generated in 2012 to fund our pro rata share of anticipated re-leasing costs at our remaining properties in connection with (i) the recent lease amendment with Etour at the Siemens-Orlando Building and (ii) the current vacancies at Two Park Center and the 8560 Upland Drive property. The extent to which any future operating distributions are paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs to fund our share of tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures. We anticipate that operating distributions from the Joint Ventures may decline in the near term as a result of funding our pro rata share of anticipated re-leasing costs at our remaining properties.
We believe that the cash on hand and distributions due from the Joint Ventures will be sufficient to cover our working capital needs, including those provided for within our total liabilities of approximately $11,000, as of June 30, 2012.
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

As of June 30, 2012, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

	Net Sale Proceeds	Partnership's Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of June 30, 2012	Undistributed Net Sale Proceeds as of June 30, 2012
Property Sold				Amount	Purpose
AmeriCredit Building (sold in 2005)	$14,301,802	28.11%	$4,020,236	$—	—	$4,020,236	$—
John Wiley Building (sold in 2005)	$21,427,599	28.11%	6,023,298	—	—	6,023,298	—
7500 Setzler Parkway (sold in 2007)	$8,723,080	47.30%	4,126,017	—	—	4,126,017	—
Randstad-Atlanta Building (sold in 2007)	$8,992,600	47.30%	4,253,500	—	—	4,240,448	13,052
Total			$18,423,051	$—		$18,409,999	$13,052
Upon evaluating the capital needs of the properties in which we currently own an interest, our General Partners have determined to reserve the remaining net sale proceeds.
Results of Operations
Equity in Income of Joint Ventures
Equity in income of Joint Ventures decreased from $77,798 for the three months ended June 30, 2011 to $33,344 for the three months ended June 30, 2012, and from $137,683 for the six months ended June 30, 2011 to $78,293 for the six months ended June 30, 2012. The decreases are primarily attributable to (i) a decrease in revenue at 8560 Upland Drive as a result of the reduction in square footage leased by Quantum from 100% of the building to approximately 57%, effective January 1, 2012, partially offset by (ii) a decrease in depreciation expense in connection with the expiration of the initial Siemens lease at the Siemens-Orlando Building. Absent leasing activity at our remaining properties, we expect equity in income of Joint Ventures to remain at a similar level in the near term, as compared to the second quarter of 2012.
General and Administrative Expenses
General and administrative expenses remained relatively stable at $39,688 for the three months ended June 30, 2011 and $41,274 for the three months ended June 30, 2012, and at $94,014 for the six months ended June 30, 2011 and $96,152 for the six months ended June 30, 2012. We anticipate that future general and administrative expenses will vary primarily based on future changes in our reporting and regulatory requirements.
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
Commitments and Contingencies
Certain lease agreements include provisions that, at the option of the tenant, may obligate us to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. In May 2012, Fund XIII-XIV Associates executed a lease amendment with Etour at the Siemens - Orlando Building. As a result, Etour has the right to request the reimbursement of tenant improvements of up to approximately $254,000, which would be required to be funded by Fund XIII-XIV Associates, of which approximately $18,000 has been incurred as of June 30, 2012.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management's judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended June 30, 2012, requiring disclosure under Item 103 of Regulation S-K. For a description of pending litigation involving certain related parties, see "Assertion of Legal Action Against Related-Parties" in Note 4 to our financial statements included in this report.

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act during the quarter ended June 30, 2012.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended June 30, 2012.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended June 30, 2012.

(b)	Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended June 30, 2012, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS
The Exhibits to this report are set forth on Exhibit Index to Second Quarter Form 10-Q attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XIII, L.P. (Registrant)

	By:	WELLS CAPITAL, INC. (General Partner)

August 10, 2012		/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX
TO SECOND QUARTER FORM 10-Q
OF
WELLS REAL ESTATE FUND XIII, L.P.

Exhibit Number		Description of Document

10.1		Second Amendment to Lease Agreement with Etour and Travel, Inc. relating to the Siemens-Orlando Building

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	XBRL Instance Document.

101.SCH	*	XBRL Taxonomy Extension Schema.

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	*	XBRL Taxonomy Extension Label Linkbase.

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase.
* Furnished with this Form 10-Q, but not filed under the Exchange Act