Form 10-Q
period 2012-09-30
WELLS REAL ESTATE FUND XIII L P
filed 2012-11-09
CIK 1127245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
The accompanying financial statements should be read in conjunction with the notes to the Partnership's financial statements, the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations, all included in both this report on Form 10-Q and in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2011. The Partnership's results of operations for the three months and nine months ended September 30, 2012 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND XIII, L.P.

BALANCE SHEETS

	(Unaudited)
	September 30, 2012	December 31, 2011
Assets:
Investment in joint ventures	$11,213,697	$11,291,859
Cash and cash equivalents	3,743,636	3,449,487
Due from joint ventures	30,856	248,256
Other assets	15,500	12,796
Total assets	$15,003,689	$15,002,398

Liabilities:
Accounts payable and accrued expenses	$4,485	$8,707
Due to affiliates	8,781	8,194
Total liabilities	13,266	16,901

Commitments and Contingencies

Partners' Capital:
Limited Partners:
Cash Preferred – 3,213,008 units issued and outstanding	14,973,460	14,968,583
Tax Preferred – 559,040 units issued and outstanding	—	—
General Partners	16,963	16,914
Total partners' capital	14,990,423	14,985,497
Total liabilities and partners' capital	$15,003,689	$15,002,398
See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Equity in Income of Joint Ventures	$76,586	$130,443	$154,879	$268,126

General and Administrative Expenses	53,801	33,764	149,953	127,778
Net Income	$22,785	$96,679	$4,926	$140,348

Net Income (Loss) Allocated to:
Cash Preferred Limited Partners	$22,557	$95,712	$4,877	$150,701
Tax Preferred Limited Partners	$—	$—	$—	$(11,756)
General Partners	$228	$967	$49	$1,403

Net Income (Loss) per Weighted-Average Limited Partner Unit:
Cash Preferred	$0.01	$0.03	$0.00	$0.05
Tax Preferred	$0.00	$0.00	$0.00	$(0.02)

Weighted-Average Limited Partner Units Outstanding:
Cash Preferred	3,213,008	3,213,008	3,213,008	3,213,008
Tax Preferred	559,040	559,040	559,040	559,040
See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF PARTNERS' CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 2011
AND THE NINE MONTHS ENDED SEPTEMBER 30, 2012 (UNAUDITED)

	Limited Partners				General Partners	Total Partners' Capital
	Cash Preferred		Tax Preferred
	Units	Amount	Units	Amount
BALANCE, December 31, 2010	3,215,584	$14,675,900	556,464	$—	$13,958	$14,689,858

Cash Preferred conversion elections	(2,576)	(11,756)	2,576	11,756	—	—
Net income (loss)	—	304,439	—	(11,756)	2,956	295,639
BALANCE, December 31, 2011	3,213,008	14,968,583	559,040	—	16,914	14,985,497

Net income	—	4,877	—	—	49	4,926
BALANCE, September 30, 2012	3,213,008	$14,973,460	559,040	$—	$16,963	$14,990,423
See accompanying notes.

 WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF CASH FLOWS

	(Unaudited)
	Nine Months Ended
	September 30,
	2012	2011
Cash Flows from Operating Activities:
Net income	$4,926	$140,348
Operating distributions received from joint ventures	450,441	637,837
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint ventures	(154,879)	(268,126)
Changes in assets and liabilities:
Increase in other assets	(2,704)	(12,720)
Decrease in accounts payable and accrued expenses	(4,222)	(8,570)
Increase (decrease) in due to affiliates	587	(808)
Net cash provided by operating activities	294,149	487,961
Net Increase in Cash and Cash Equivalents	294,149	487,961

Cash and Cash Equivalents, beginning of period	3,449,487	2,735,416
Cash and Cash Equivalents, end of period	$3,743,636	$3,223,377
See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.
CONDENSED NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 (unaudited)

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
Summary of Financial Information
The following information summarizes the operations of the Joint Ventures for the three months and nine months ended September 30, 2012 and 2011, respectively:

	Total Revenues		Net Income		Total Revenues		Net Income (Loss)
	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012	2011	2012	2011
Fund XIII-REIT Associates	$643,884	$799,199	$1,663	$160,902	$1,986,600	$2,363,290	$(368,000)	$79,642
Fund XIII-XIV Associates	374,373	418,289	160,927	180,157	1,160,735	1,255,818	546,140	519,533
	$1,018,257	$1,217,488	$162,590	$341,059	$3,147,335	$3,619,108	$178,140	$599,175
Due from Joint Ventures
As presented in the accompanying balance sheets, due from joint ventures as of September 30, 2012 and December 31, 2011 includes operating cash flow generated by the Joint Ventures during the three months ended September 30, 2012 and December 31, 2011, respectively, which is payable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS
Management and Leasing Fees
The Partnership has entered into a property management, leasing, and asset management agreement with Wells Management Company, Inc. ("Wells Management"), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Partnership's properties, owned through the Joint Ventures, equal to the lesser of (a) 4.5% of the gross revenues collected monthly; plus, a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month's rent, or (b) fees that would be paid to a comparable outside firm, which is assessed periodically based on market studies. In the case of commercial properties leased on a long-term net-lease basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, are included in equity in income of joint ventures in the accompanying statements of operations. The Partnership's share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures and payable to Wells Management is $7,383 and $5,320 for the three months ended September 30, 2012 and 2011, respectively, and $26,455 and $15,630 for the nine months ended September 30, 2012 and 2011, respectively.
Administrative Reimbursements
Wells Capital, one of the Partnership's General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses of $30,081 and $22,371 payable to Wells Capital and Wells Management for the three months ended September 30, 2012 and 2011, respectively, and $76,878 and $65,045 for the nine months ended September 30, 2012 and 2011, respectively. In addition, Wells Capital and Wells Management pay for certain operating expenses of the Partnership ("bill-backs") directly and invoice the Partnership for the reimbursement thereof on a quarterly basis. As presented in the accompanying balance sheets, due to affiliates as of September 30, 2012 and December 31, 2011 represents administrative reimbursements and bill-backs due to Wells Capital and/or Wells Management.

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
On March 31, 2008, the Court granted in part the defendants' motion to dismiss the amended complaint. The Court dismissed five of the seven counts of the amended complaint in their entirety. The Court dismissed the remaining two counts with the exception of allegations regarding the failure to disclose in the Piedmont REIT proxy statement details of certain expressions of interest in acquiring Piedmont REIT. On April 21, 2008, the plaintiff filed a second amended complaint, which alleged violations of the federal proxy rules based upon allegations that the proxy statement to obtain approval for the Piedmont REIT internalization transaction omitted details of certain expressions of interest in acquiring Piedmont REIT. The second amended complaint sought, among other things, unspecified monetary damages, to nullify and rescind the internalization transaction, and to cancel and rescind any stock issued to the defendants as consideration for the internalization transaction. On May 12, 2008, the defendants answered and raised certain defenses to the second amended complaint. Subsequent to the filing of the second amended complaint, the plaintiff said it intended to seek monetary damages of approximately $159 million plus prejudgment interest.
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
On March 20, 2012, the Court granted the defendants leave to file a motion for summary judgment.  On April 5, 2012, the defendants filed a motion for summary judgment. On September 26, 2012, the Court granted the defendants' motion for summary judgment and entered judgment in favor of the defendants. On October 12, 2012, the plaintiff filed a notice of appeal with the Eleventh Circuit Court of Appeals.
On October 22, 2012, Piedmont REIT announced that the parties reached an agreement in principle to settle the lawsuit on October 12, 2012. Under the terms of the proposed settlement, the plaintiff will dismiss the appeal and release all defendants from liability in exchange for total payment of $4.9 million in cash by Piedmont REIT and its insurer. The settlement, which is subject to Court approval following the negotiation and execution of definitive agreements and the provision of notice to the class, will resolve the appeal and result in the final disposition of the litigation.

Mr. Wells, Wells Capital, and Wells Management believe that the allegations contained in the complaint are without merit and intend to vigorously defend this action if for any reason the settlement is not approved. Although WREF believes that it has meritorious defenses to the claims of liability and damages in these actions, WREF is unable at this time to predict the outcome of the appeal of this action or, if reinstated, reasonably estimate a range of damages, or how any liability and responsibility for damages might be allocated among the 17 defendants in the action, which includes 11 defendants not affiliated with Mr. Wells, Wells Capital, or Wells Management. The ultimate resolution of this matter could have a material adverse impact on WREF's financial results, financial condition, or liquidity.
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
Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as distribution income earned from its holdings of common stock of Piedmont REIT, which was acquired in connection with the Piedmont REIT internalization transaction (see "Assertion of Legal Action Against Related-Parties" above). As of September 30, 2012, the Partnership has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due through the end of 2013. Modifying service agreements between WREF, or its affiliates, and the Partnership, or other WREF-sponsored programs, could impact WREF's future net income and future access to liquidity and capital resources. For example, a large portion of WREF's income is derived under an advisory agreement with Wells Real Estate Investment Trust II, Inc. ("Wells REIT II") and WREF does not expect to receive significant compensation from Wells REIT II beyond December 31, 2013.

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
Certain lease agreements include provisions that, at the option of the tenant, may obligate the Partnership to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. In May 2012, Fund XIII-XIV Associates executed a lease amendment with Etour and Travel, Inc. ("Etour") at the Siemens - Orlando Building. As a result, Etour has the right to request the reimbursement of tenant improvements of up to approximately $254,000, which would be required to be funded by Fund XIII-XIV Associates, of which approximately $197,100 has been incurred as of September 30, 2012. As a result of a 60-month lease executed in September 2012, the new tenant at 8560 Upland Drive, Molycorp Minerals, LLC ("Molycorp"), has the right to request the reimbursement of tenant improvements of up to approximately $256,000, which would be required to be funded by Fund XIII-REIT Associates.

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
Portfolio Overview
We are currently in the positioning-for-sale phase of our life cycle. We have sold four of the seven properties in which we have held interests. On September 4, 2012, Fund XIII-REIT Associates entered into a lease agreement with Molycorp for approximately 17% of the 8560 Upland Drive property that extends through September 2017. While our focus at this time involves leasing and marketing efforts at our remaining properties that we believe will ultimately result in the best disposition pricing of our assets for our limited partners, we will evaluate offers to sell our properties on an as-is basis.
The third quarter 2012 operating distributions to limited partners holding Cash Preferred Units were reserved. We anticipate that operating distributions will continue to be reserved in the near-term as a result of our intention to fund our pro rata share of property operating costs and anticipated re-leasing costs at our remaining properties in connection with the current vacancies.
Property Summary
As we move further into the positioning-for-sale phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we will seek to maximize returns to our limited partners by attempting to negotiate long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs, and portfolio costs. As our remaining properties are positioned for sale, our attention will shift to locating suitable buyers, and negotiating purchase-sale contracts that will attempt to maximize the total return to our limited partners and minimize contingencies and potential post-closing obligations to buyers. As of October 31, 2012, we owned interests in three properties.
Information relating to the properties owned, or previously owned, by the Joint Ventures is provided below:

•	The AmeriCredit Building was sold on April 13, 2005.

•	The John Wiley Building was sold on April 13, 2005.

•	The 7500 Setzler Parkway building was sold on January 31, 2007.

•	The Randstad – Atlanta Building was sold on April 24, 2007.

•
8560 Upland Drive, located in Englewood, Colorado, is currently 74% leased to two tenants following the execution of the lease with Molycorp. The major lease to Quantum extends through December 31, 2021. We are marketing the remaining space in this building for lease.

•	Two Park Center, located in Hoffman Estates, Illinois, a suburb of Chicago, is currently 38% leased to AIU through December 2013. We are actively marketing the vacant space in this building for lease.

•
The Siemens - Orlando Building, located in Orlando, Florida, is currently 100% leased to three tenants. The major lease to Siemens extends through April 2014. We are currently marketing the property for sale.

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
Short-Term Liquidity
During the nine months ended September 30, 2012, we generated net cash flows from operating activities, including operating distributions received from the Joint Ventures, of approximately $294,000. Operating distributions from the Joint Ventures generally consist of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. We continued to reserve the net operating cash flows generated in 2012 to fund our pro rata share of anticipated re-leasing costs at our remaining properties in connection with (i) the recent lease amendment with Etour at the Siemens-Orlando Building, (ii) the recent execution of the lease with Molycorp at the 8560 Upland Drive property, and (iii) the current vacancies at Two Park Center and the 8560 Upland Drive property. The extent to which any future operating distributions are paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs to fund our share of tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures. We anticipate that operating distributions from the Joint Ventures may decline in the near term as a result of funding our pro rata share of anticipated re-leasing costs at our remaining properties.
We believe that the cash on hand and distributions due from the Joint Ventures will be sufficient to cover our working capital needs, including those provided for within our total liabilities of approximately $13,000, as of September 30, 2012.
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
As of September 30, 2012, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

	Net Sale Proceeds	Partnership's Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of September 30, 2012	Undistributed Net Sale Proceeds as of September 30, 2012
Property Sold				Amount	Purpose
AmeriCredit Building (sold in 2005)	$14,301,802	28.11%	$4,020,236	$—	—	$4,020,236	$—
John Wiley Building (sold in 2005)	$21,427,599	28.11%	6,023,298	—	—	6,023,298	—
7500 Setzler Parkway (sold in 2007)	$8,723,080	47.30%	4,126,017	—	—	4,126,017	—
Randstad-Atlanta Building (sold in 2007)	$8,992,600	47.30%	4,253,500	—	—	4,240,448	13,052
Total			$18,423,051	$—		$18,409,999	$13,052
Upon evaluating the capital needs of the properties in which we currently own an interest, our General Partners have determined to reserve the remaining net sale proceeds.
Results of Operations
Equity in Income of Joint Ventures
Equity in income of Joint Ventures decreased from $130,443 for the three months ended September 30, 2011 to $76,586 for the three months ended September 30, 2012, and from $268,126 for the nine months ended September 30, 2011 to $154,879 for the nine months ended September 30, 2012. The decreases are primarily attributable to a decrease in revenue at 8560 Upland Drive as a result of the reduction in square footage leased by Quantum from 100% of the building to approximately 57%, effective January 1, 2012, partially offset by (i) a decrease in 2011 real estate taxes levied at Two Park Center recognized in June 2012 in connection with the receipt of the final bill, and (ii) a decrease in depreciation expense in connection with the expiration of the initial Siemens lease at the Siemens-Orlando Building. Absent leasing activity at our remaining properties, we expect equity in income of Joint Ventures to increase slightly in the near term, as compared to the third quarter of 2012, as a result of the recent lease executed with Molycorp at the 8560 Upland Drive property.
General and Administrative Expenses
General and administrative expenses increased from $33,764 for the three months ended September 30, 2011 to $53,801 for the three months ended September 30, 2012, and from $127,778 for the nine months ended September 30, 2011 to $149,953 for the nine months ended September 30, 2012. The increases are primarily due to an increase in administrative costs related to reporting and regulatory requirements as well as other professional services incurred in the third quarter of 2012. We anticipate that future general and administrative expenses will vary primarily based on future changes in our reporting and regulatory requirements.
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

Commitments and Contingencies
Certain lease agreements include provisions that, at the option of the tenant, may obligate us to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. In May 2012, Fund XIII-XIV Associates executed a lease amendment with Etour at the Siemens - Orlando Building. As a result, Etour has the right to request the reimbursement of tenant improvements of up to approximately $254,000, which would be required to be funded by Fund XIII-XIV Associates, of which approximately $197,100 has been incurred as of September 30, 2012. As a result of a 60-month lease executed in September 2012, the new tenant at 8560 Upland Drive, Molycorp, has the right to request the reimbursement of tenant improvements of up to approximately $256,000, which would be required to be funded by Fund XIII-REIT Associates.
ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management's judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended September 30, 2012, requiring disclosure under Item 103 of Regulation S-K. For a description of pending litigation involving certain related parties, see "Assertion of Legal Action Against Related-Parties" in Note 4 to our financial statements included in this report.

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act during the quarter ended September 30, 2012.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended September 30, 2012.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended September 30, 2012.

(b)	Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.OTHER INFORMATION

(a)	During the quarter ended September 30, 2012, there was no information required to be disclosed in a report on Form
8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS
The Exhibits to this report are set forth on Exhibit Index to Third Quarter Form 10-Q attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XIII, L.P. (Registrant)

	By:	WELLS CAPITAL, INC. (General Partner)

November 9, 2012		/s/ DOUGLAS P. WILLIAMS
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