Form 10-K
period 2012-12-31
WELLS REAL ESTATE FUND XIII L P
filed 2013-03-15
CIK 1127245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-K
__________________________________

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2012

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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ (Do not check if a smaller reporting company) Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The registrant conducted its offering pursuant to a Form S-11, which commenced on March 29, 2001 and terminated on March 28, 2003. Units in the offering were sold at $10 per limited partnership unit, with discounts available for certain categories of purchasers. There is no established market for the registrant's limited partnership units. The number of Cash Preferred Units and Tax Preferred Units held by non-affiliates as of June 30, 2012 was approximately 3,210,912 and 559,040, respectively.

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
As of February 28, 2013, we owned a partial interest in three properties encompassing 424,000 square feet. See Item 2, "Properties" for a more detailed description of the properties we owned or own an interest through joint ventures during the periods presented.
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
Employees
We have no direct employees. The employees of Wells Capital and Wells Management Company, Inc. ("Wells Management"), an affiliate of the General Partners, perform a full range of real estate and administrative services for us, including leasing and property management, accounting, asset management, and investor relations. See Item 13, "Certain Relationships and Related Transactions,"

for a summary of the fees paid to the General Partners or their affiliates during the years ended December 31, 2012, 2011, and 2010.
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
Operational Dependency
We have engaged Wells Capital and Wells Management to provide certain essential services, including supervision of the management and leasing of our properties, asset acquisition and disposition services, as well as other administrative responsibilities, including accounting services and investor communications and relations. These agreements are terminable by either party upon 60 days' written notice. As a result of these relationships, our operations are dependent upon Wells Capital and Wells Management.
Wells Capital and Wells Management are owned and controlled by WREF. The operations of Wells Capital, Wells Investment Securities, Inc. ("WIS"), Wells Management, Wells Core Office Income REIT Advisory Services, LLC, and their affiliates represent substantially all of the business of WREF. Accordingly, we focus on the financial condition of WREF when assessing the financial condition of Wells Capital and Wells Management. In the event that WREF were to become unable to meet its obligations as they become due, we might be required to find alternative service providers.
Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as distribution income earned from its holdings of common stock of Piedmont Office Realty Trust, Inc. ("Piedmont REIT"), which was acquired in connection with the Piedmont REIT internalization transaction (see "Assertion of Legal Action Against Related Parties" below). As of December 31, 2012, we have no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due. Modifying service agreements between WREF, or its affiliates, and us, or other WREF-sponsored programs, could impact WREF's future net income and future access to liquidity and capital resources. For example, a large portion of WREF's income is derived under agreements with Columbia Property Trust, Inc. ("Columbia"), formerly known as Wells Real Estate Investment Trust II, Inc. Effective February 28, 2013, Columbia transitioned to self-management and indicated that it does not expect to rely on WREF for the same level of services beyond December 31, 2013. As such, WREF does not expect to receive significant compensation from Columbia beyond December 31, 2013.
Economic Dependency
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
On October 22, 2012, Piedmont REIT announced the parties reached an agreement in principle to settle the lawsuit on October 12, 2012. Under the terms of the proposed settlement, the plaintiff will dismiss the appeal and release all defendants from liability in exchange for total payment of $4.9 million in cash by Piedmont REIT and its insurer. On December 31, 2012, the plaintiff filed a motion for preliminary approval of the settlement with the Court.  On January 2, 2013, the Court preliminarily approved the settlement and scheduled a hearing for April 18, 2013 to determine whether to grant final approval of the settlement.  The settlement, which is subject to Court approval following notice to the class, is expected to resolve the appeal and result in the final disposition of the case.
Mr. Wells, Wells Capital, and Wells Management believe that the allegations contained in the complaint are without merit and intend to vigorously defend this action if for any reason the settlement is not approved. Although WREF believes that it has meritorious defenses to the claims of liability and damages in these actions, WREF is unable at this time to predict the outcome of the appeal of this action or, if the action is reinstated, reasonably estimate a range of damages, or how any liability and responsibility for damages might be allocated among the 17 defendants in the action, which includes 11 defendants not affiliated with Mr. Wells, Wells Capital, or Wells Management. The ultimate resolution of this matter could have a material adverse impact on WREF's financial results, financial condition, or liquidity.
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
We anticipate that we will be required to expend substantial funds in the future for tenant improvements and other costs necessary to re-lease (i) vacant space at Two Park Center, which is currently 38% leased, (ii) vacant space at 8560 Upland Drive, which is currently 74% leased, and (iii) space that is currently occupied through December 31, 2013 at Two Park Center. If Two Park Center and 8560 Upland Drive remain partially vacant for a prolonged period of time, property earnings would suffer, and we would be required to continue to reserve cash otherwise available for operating distributions to limited partners. In addition, the residual value of these properties would be negatively impacted by vacancy because the market value is largely dependent upon the value of the leases in place at such properties.
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
A property may incur a vacancy either by the continued default of a tenant under its lease or the expiration of one of our leases, such as Two Park Center, which is approximately 38% leased and has been since January 1, 2011. Our properties may be leased to a single tenant and/or may be specifically suited to the particular needs of a certain tenant based on the type of business the tenant operates. If a vacancy on any of our properties continues for a long period of time, we may suffer reduced revenues, resulting in less cash to be distributed to limited partners holding Cash Preferred Units. In addition, the resale value of the property could be diminished because the market value of a particular property will depend principally upon the value of the leases of such property.
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
Our success depends to a significant degree upon the contributions of Leo F. Wells, III, Douglas P. Williams, Brian M. Davis, and Robert F. Kennedy, each of whom would be difficult to replace. We cannot guarantee that such persons will remain affiliated with us. If any of Wells Capital's key personnel were to cease their affiliation with us, we may be unable to find suitable replacement personnel, and our operating results could suffer. We do not maintain key person life insurance on any person. We believe that our future success depends, in large part, upon the ability of our General Partners to hire and retain highly skilled managerial and operational personnel. If we lose, or are unable to obtain, the services of highly skilled personnel or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered, and the value of your investment may decline.
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
Actions by such a co-venturer, co-tenant, or partner might limit our ability to execute certain exit strategies, delay the liquidation of our investments in joint ventures and dissolution of the Partnership, and could result in subjecting the Partnership to liabilities or losses in excess of those contemplated and may have the effect of reducing your returns.
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
During the periods presented, we owned interests in the following joint ventures (the "Joint Ventures") and properties:

		Ownership %		Leased % as of December 31,
Joint Venture	Joint Venture Partners		Properties	2012	2011	2010	2009	2008
Wells Fund XIII-REIT Joint Venture Partnership ("Fund XIII-REIT Associates")	Wells Real Estate Fund XIII, L.P. Piedmont Operating Partnership, LP	28.1% 71.9%	1. 8560 Upland Drive Two connected one-story office and assembly buildings located in Englewood, Colorado	74%	100%(1)	100%	100%	100%
			2. Two Park Center A four-story office building located in Hoffman Estates, Illinois	38%	38%	100%(2)	83%	83%
Fund XIII and Fund XIV Associates ("Fund XIII-XIV Associates")	Wells Real Estate Fund XIII, L.P. Wells Real Estate Fund XIV, L.P.	47.3% 52.7%	3. Siemens - Orlando Building Two one-story office buildings located in Orlando, Florida	100%	100%	100%	100%	100%

(1)	Effective January 1, 2012, 8560 Upland Drive was 57% leased.

(2)	Effective January 1, 2011, Two Park Center was 38% leased.

Wells Real Estate Fund XIV, L.P. is affiliated with us through common general partners. Each of the properties described above was acquired on an all-cash basis.
Lease Expirations
As of December 31, 2012, the lease expirations scheduled during the following 10 years for all properties in which we held an interest through the Joint Ventures, assuming no exercise of renewal options or termination rights, are summarized below:

Year of Lease Expiration	Number of Leases Expiring	Square Feet Expiring	Annualized Gross Base Rent in Year of Expiration	Partnership Share of Annualized Gross Base Rent in Year of Expiration(1)	Percentage of Total Square Feet Expiring	Percentage of Total Annualized Gross Base Rent in Year of Expiration

2013(2)	2	86,672	$1,068,204	$342,867	32.7%	33.5%
2014(3)	1	52,125	807,938	382,154	19.7%	25.3%
2017(4)	2	42,569	487,130	189,735	16.0%	15.2%
2021(5)	1	83,877	827,866	232,713	31.6%	26.0%
	6	265,243	$3,191,138	$1,147,469	100.0%	100.0%

(1)	Our share of annualized gross base rent in year of expiration is calculated based on our ownership percentage in the joint venture that owns the leased property.

(2)
Two Park Center: American InterContinental University, Inc. lease (approximately 73,600 square feet) and Siemens - Orlando Building: Cemex Construction Materials Florida, LLC lease (approximately 13,100 square feet).

(3)	Siemens - Orlando Building: Siemens Real Estate lease (approximately 52,100 square feet).

(4)	8560 Upland Drive: Molycorp Minerals, LLC lease (approximately 25,600 square feet) and Siemens - Orlando Building: Etour and Travel, Inc. lease (approximately 17,000 square feet).

(5)	8560 Upland Drive: Quantum Corporation lease (approximately 83,900 square feet).
Property Descriptions
The properties in which we own an interest through the Joint Ventures during the periods presented are further described below:
8560 Upland Drive
The 8560 Upland Drive property consists of two one-story office buildings connected to a light assembly building containing approximately 148,000 rentable square feet located in Englewood, Colorado. Additionally, Fund XIII-REIT Associates purchased an undeveloped 3.43-acre tract of land immediately adjacent to 8560 Upland Drive. The 8560 Upland Drive property was under a lease agreement with Quantum Corporation ("Quantum") for the entire property, which was set to expire on December 31, 2011. On April 11, 2011, Fund XIII-REIT Associates entered into the first lease amendment, which reduced Quantum's square footage from 100% of the building to approximately 57% of the building, effective January 1, 2012, and extended the lease term on the reduced square footage to December 31, 2021. Quantum has the right to extend the lease term for two additional five-year periods at the then-current fair market rental rate. As of December 31, 2012, annual base rent payable under the Quantum lease was approximately $692,000, increasing by 2% annually each January through the expiration of the lease. The annualized base rent in 2021 will be approximately $828,000.
On September 4, 2012, Fund XIII-REIT Associates entered into a lease agreement with Molycorp Minerals, LLC ("Molycorp") for approximately 17% of the 8560 Upland Drive property that extends through November 2017. As of December 31, 2012 , annual base rent payable under the Molycorp lease was approximately $192,000, increasing approximately 2.5% annually each December through the expiration of the lease. The annualized base rent payable in 2017 will be approximately $212,000.
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
The initial AIU lease, which included approximately 74,300 square feet, commenced in May 2002 and was set to expire in June 2008. From 2003 to 2005, AIU entered into various lease amendments to (i) occupy additional space, increasing the total square footage leased to approximately 159,700 square feet, and (ii) extend all the lease termination dates to December 31, 2010. On July 19, 2010, AIU entered into a lease amendment that reduced AIU's square footage from approximately 159,700 square feet to approximately 60,100 square feet, effective January 1, 2011, and extended the lease term on the reduced square footage from December 31, 2010 to December 31, 2012. Subsequently, AIU entered into a lease amendment for an additional 13,500 square feet, which commenced on March 1, 2011. On January 24, 2012, AIU entered into an amendment to extend the lease term on its current square footage from December 31, 2012 to December 31, 2013. As of December 31, 2012, the annual base rent payable under the AIU lease was approximately $846,000 and will remain the same through the expiration of the lease.
Siemens - Orlando Building
The Siemens - Orlando Building is comprised of two single-story office buildings containing approximately 82,000 aggregate rentable square feet, on an approximately 7.5-acre tract of land located in Orlando, Florida. The Siemens - Orlando Building, which was completed in 2002, is under lease agreements with Siemens Real Estate ("Siemens") (approximately 63%); Cemex Construction Materials Florida, LLC (approximately 16%); and Etour and Travel, Inc. (approximately 21%). Approximately 72% of the property was leased to Siemens through February 29, 2012. On March 21, 2012, Fund XIII-XIV Associates entered into an amendment with Siemens that reduced Siemens' square footage leased from 72% to 63% of the property and extended the termination date of the lease on the reduced square footage from February 29, 2012 to April 30, 2014. As of December 31, 2012, the annual base rent payable under the Siemens lease was approximately $782,000. Annualized base rent payable will increase to approximately $808,000 in May 2013 for the remainder of the lease term.
Cemex Construction Materials Florida, LLC ("Cemex") occupies approximately 13,100 rentable square feet of the Siemens - Orlando Building. The Cemex lease commenced in April 2003 and expires in April 2013. Cemex has the right, at its option, to extend the initial term of its lease for two additional five-year periods at the then-current market rental rate but not less than the base rent last payable under this lease as renewed. As of December 31, 2012, the annual base rent payable under the Cemex lease was approximately $222,000 and will remain the same through the expiration of the lease.
Etour and Travel, Inc. ("Etour") occupies approximately 17,000 rentable square feet of the Siemens - Orlando Building. Etour is a subsidiary of Kosmas Group International, Inc. ("Kosmas"), the guarantor of the Etour leases. Approximately 12% of the property was leased to Etour was set to expire on November 30, 2012. On May 1, 2012, Etour exercised its final renewal option that expanded Etour's square footage from 12% to 21% of the property and extended the lease term on its total square footage from November 30, 2012 to December 31, 2017. Etour expanded into the square footage vacated by Siemens in March 2012. As of December 31, 2012, the annual base rent payable under the Etour lease was approximately $237,000, increasing by 3% annually each November through the expiration of the lease. Annualized base rent payable in 2017 will be approximately $275,000.

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

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR PARTNERSHIP'S UNITS, RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF UNITS.
Summary
As of February 28, 2013, 3,213,008 Cash Preferred Units and 559,040 Tax Preferred Units, held by a total of 1,300 and 138 limited partners, respectively, were outstanding. Original capital contributions were equal to $10.00 per each limited partnership unit. As of February 28, 2013, we have returned capital in the form of distributions of net sale proceeds to its limited partners equal to, on average, $4.36 per Cash Preferred Unit and $7.89 per Tax Preferred Unit, as further described below. A public trading market has not been established for our limited partnership units, nor is such a market anticipated to develop in the future. The partnership agreement provides the General Partners with the right to prohibit transfers of units under certain circumstances.
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
The General Partners of the Partnership recently completed their estimated unit valuations as of December 31, 2012. Utilizing the foregoing methodology, the General Partners have estimated our unit valuations, based on their estimates of property values as of December 31, 2012, to be approximately $3.86 per Cash Preferred Unit and $3.50 per Tax Preferred Unit, based upon market conditions existing in early December 31, 2012. These estimates should not be viewed as an accurate reflection of the value of the limited partners' units, how much limited partners might be able to sell their units for, or the fair market value of the Partnership's properties, nor do they necessarily represent the amount of net proceeds limited partners would receive if the our properties were sold and the proceeds were distributed in a liquidation of the Partnership. There is no established public trading market for our limited partnership units, and it is not anticipated that a public trading market for the units will ever develop. In addition, property values are subject to change and could decline in the future. While, as required by the partnership agreement, the General Partners have obtained an opinion from The David L. Beal Company, an independent appraiser certified by the Member Appraisal Institute, to the effect that such estimates of value were deemed reasonable and were prepared in accordance with appropriate methods for valuing real estate, no actual appraisals were obtained due to the expenses that would be involved in obtaining appraisals for our properties.
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
No operating cash distributions were paid to the limited partners holding Cash Preferred Units or Tax Preferred Units, or to the General Partners during the years ended December 31, 2012 and 2011.
Net Sale Proceeds Distributions
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
No net sale proceeds distributions were paid to the limited partners holding Cash Preferred Units or Tax Preferred Units, or to the General Partners during the years ended December 31, 2012 and 2011.

ITEM 6.     SELECTED FINANCIAL DATA.
A summary of the selected financial data as of and for the fiscal years ended December 31, 2012, 2011, 2010, 2009, and 2008 for the Partnership is provided below. The comparability of net income for the periods presented below is impacted by the sale of properties described in Item 2.

	2012	2011	2010	2009	2008
Total assets	$15,012,286	$15,002,398	$14,709,630	$13,950,731	$13,603,459
Equity in income of Joint Ventures	$202,588	$462,235	$961,940	$786,177	$573,477
Net income	$10,443	$295,639	$775,586	$626,923	$392,684
Net income (loss) allocated to:
Cash Preferred Limited Partners	$10,339	$304,439	$767,830	$623,377	$390,028
Tax Preferred Limited Partners	$—	$(11,756)	$—	$—	$—
General Partners	$104	$2,956	$7,756	$3,546	$2,656
Net income (loss) per weighted-average Limited Partner Unit:
Cash Preferred	$—	$0.09	$0.24	$0.19	$0.12
Tax Preferred	$—	$(0.02)	$—	$—	$—
Operating cash distributions per weighted- average Cash Preferred Limited Partner Unit:
Investment income	$—	$—	$—	$—	$—
Return of capital	$—	$—	$—	$0.08	$0.13
Operating cash distributions per weighted- average Tax Preferred Limited Partner Unit:
Investment income	$—	$—	$—	$—	$—
Return of capital	$—	$—	$—	$—	$—
Distribution of net sale proceeds per weighted- average Limited Partner Unit:
Cash Preferred	$—	$—	$—	$—	$—
Tax Preferred	$—	$—	$—	$—	$—

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis should be read in conjunction with the Selected Financial Data presented in Item 6 and our accompanying financial statements and notes thereto. See also "Cautionary Note Regarding Forward-Looking Statements" preceding Part I of this report and "Risk Factors" in Item 1A of this report.
Overview
Portfolio Overview
We are currently in the positioning-for-sale phase of our life cycle. We have sold four of the seven properties in which we have held interests. On September 4, 2012, Fund XIII-REIT Associates entered into a lease agreement with Molycorp for approximately 17% of the 8560 Upland Drive property that extends through November 2017. While our focus at this time involves leasing and marketing efforts at our remaining properties that we believe will ultimately result in the best disposition pricing of our assets for our limited partners, we will evaluate offers to sell our properties on an as-is basis.
The fourth quarter 2012 operating distributions to limited partners holding Cash Preferred Units were reserved. We anticipate that operating distributions will continue to be reserved in the near-term as a result of our intention to fund our pro rata share of property operating costs and anticipated re-leasing costs at our remaining properties in connection with the current vacancies.
Property Summary
As we move further into the positioning-for-sale phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we will seek to maximize returns to our limited partners by attempting to negotiate long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs, and portfolio costs. As our remaining properties are positioned for sale, our attention will shift to locating suitable buyers, and negotiating purchase-sale contracts that will attempt to maximize the total return to our limited partners and minimize contingencies and potential post-closing obligations to buyers. As of February 28, 2013, we owned interests in three properties.
Information relating to the properties owned, or previously owned, by the Joint Ventures is provided below:

•	The AmeriCredit Building was sold on April 13, 2005.

•	The John Wiley Building was sold on April 13, 2005.

•	The 7500 Setzler Parkway building was sold on January 31, 2007.

•	The Randstad – Atlanta Building was sold on April 24, 2007.

•
8560 Upland Drive, located in Englewood, Colorado, is currently 74% leased to two tenants. The major lease to Quantum extends through December 31, 2021. We are marketing the remaining space in this building for lease.

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

As measured by the U.S gross domestic product (“GDP”), the U.S. economy increased by 2.2% in 2012, according to estimates, compared with an increase of 1.8% in 2011. The increase in real GDP in 2012 primarily reflected positive contributions from personal consumption expenditures, nonresidential fixed investment, exports, residential fixed investment, and private inventory investment that were partly offset by negative contributions from federal, state, and local government spending. While management believes the U.S. economy is likely to continue its recovery, we believe the recovery will maintain a moderate pace with fiscal policy presenting the biggest variable in this outlook. Given the ongoing uncertainty surrounding the debt ceiling, the U.S. economy is expected to start 2013 at a slow pace. Real GDP is projected to remain below 2% in the first half of the year, and business growth is expected to remain below potential. But assuming U.S. lawmakers can agree to a deal, or at least provide a framework by the middle of 2013, the U.S. economy is expected to accelerate in the second half, with real GDP averaging closer to a 3% growth rate.
Real estate market fundamentals underlying the U.S. office markets improved modestly in the major indicators in 2012. The U.S. office market ended the fourth quarter of 2012 with a vacancy rate of 12.5%, an improvement from a 13.0% vacancy rate at the end of 2011. During the fourth quarter of 2012, demand for office space strengthened despite the uncertainty surrounding the fiscal cliff. Net absorption was 20 million square feet in the fourth quarter, which is the highest level since the third quarter of 2007. However, annual absorption is 20% below the long-term trend. Of 80 metropolitan statistical areas monitored, 66 areas (82%) reported positive absorption in 2012. Of the total net absorption in 2012, two-thirds was in Class A space, which is well above its 35% share of the office stock indicating a "flight to quality" by tenants. Most major markets had year-over-year gains in both net absorption and office jobs indicating a broad level of recovery. Net absorption is expected to average 10 million square feet to 25 million square feet per quarter through 2017. The average quoted rental rates of the total office market experienced a slight increase from $22.95 per square foot in the fourth quarter of 2011 to $23.12 per square foot in the fourth quarter of 2012. Early 2013 economic indicators are suggesting another year of at least modest growth.
Transaction activity for the fourth quarter of 2012 was the highest seen in any quarter since the end of 2007 with a volume of $29.1 billion. Sellers motivated to close deals prior to the rise in applicable tax rates contributed to the increase, but office prices increased over the quarter and capitalization rates declined slightly indicating that buyers were perhaps even more motivated. The year-end increase in closings contributed to a 2012 total volume of $77.6 billion, a 19% increase from 2011. In addition, a shift in momentum from trophy, central business district towers to suburban properties and secondary markets began in 2012. Non-major metropolitan areas saw a volume increase of over 40%, which is more than double the national average. Additionally, cap rates in secondary markets have started to decline with a sharp decrease observed in the fourth quarter of 2012. Overall, average cap rates decreased from 7.6% in October of 2012 to 7.4% in November of 2012.
Despite elevated unemployment and below-average consumer confidence in the overall economy, annual office job growth is projected to range between 1% to 3% through 2017. With this projected job growth, future years should see solid office net absorption rates. With the expected decline in office vacancy rates nationally, rent growth is projected to expand to more markets in 2013 and more significantly in 2014. Office market rents are expected to have more upside than any other property type with a cumulative increase of 30% expected by 2017. Due to low vacancy levels and little to no new product, many of the more supply-constrained metropolitan areas should see the strongest growth by 2017. These metropolitan areas include New York, Boston, Denver, and Orange County, California. Technology-exposed markets should also have strong rent growth due to above-average demand prospects. Examples of these markets include San Jose and San Francisco.
Impact of Economic Conditions on our Portfolio

While some of the market conditions noted above may indicate expected changes in rental rates, the extent to which our portfolio may be affected is dependent upon the contractual rental rates currently provided in existing leases at our remaining properties. The recent turbulence in the credit markets may adversely affect the ability of potential purchasers of our properties to obtain financing, which could affect our timing and/or ability to complete the disposition-and-liquidation phase of our life cycle.

Less diversified real estate funds that own fewer properties, such as us, and those with current vacancies or near-term tenant rollover, such as us, may face an increasingly challenging leasing environment. The properties within these funds may be required to offer lower rental rates and higher concession packages to potential tenants, the degree to which will depend heavily on the specific property and market. Our investment strategy, which includes either renewing an existing tenant's lease or re-leasing the our properties prior to marketing it for sale, remains intact. However, we will evaluate offers to sell our remaining properties on an as-is basis.
Liquidity and Capital Resources
Overview
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
Short-Term Liquidity
During the year ended December 31, 2012, we generated net cash flows from operating activities, including operating distributions received from the Joint Ventures, of approximately $283,000. Operating distributions from the Joint Ventures generally consist of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. We continued to reserve the net operating cash flows generated in 2012 to fund our pro rata share of anticipated re-leasing costs at our remaining properties in connection with the recent leasing activity at our properties, as well as, the current vacancies at Two Park Center and the 8560 Upland Drive property. The extent to which any future operating distributions are paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs to fund our share of tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures. We anticipate that operating distributions from the Joint Ventures may decline in the near term as a result of funding our pro rata share of anticipated re-leasing costs at our remaining properties.
We believe that the cash on hand and distributions due from the Joint Ventures will be sufficient to cover our working capital needs, including those provided for within our total liabilities of approximately $16,000, as of December 31, 2012.
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
As of December 31, 2012, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

	Net Sale Proceeds	Partnership's Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of December 31, 2012	Undistributed Net Sale Proceeds as of December 31, 2012
Property Sold				Amount	Purpose
AmeriCredit Building (sold in 2005)	$14,301,802	28.11%	$4,020,236	$—	—	$4,020,236	$—
John Wiley Building (sold in 2005)	$21,427,599	28.11%	6,023,298	—	—	6,023,298	—
7500 Setzler Parkway (sold in 2007)	$8,723,080	47.30%	4,126,017	—	—	4,126,017	—
Randstad-Atlanta Building (sold in 2007)	$8,992,600	47.30%	4,253,500	—	—	4,240,448	13,052
Total			$18,423,051	$—		$18,409,999	$13,052
Upon evaluating the capital needs of the properties in which we currently own an interest, our General Partners have determined to reserve the remaining net sale proceeds.
Results of Operations
Comparison of the year ended December 31, 2011 vs. the year ended December 31, 2012
Equity in income of Joint Ventures decreased from $462,235 for the year ended December 31, 2011 to $202,588 for the year ended December 31, 2012. The decrease is primarily attributable to a decrease in revenue at 8560 Upland Drive as a result of the reduction in square footage leased by Quantum from 100% of the building to approximately 57%, effective January 1, 2012, partially offset by a decrease in depreciation expense in connection with the expiration of the initial Siemens lease at the Siemens - Orlando Building. Absent leasing activity at our remaining properties, we expect equity in income of Joint Ventures to increase slightly in the near term as a result of the recent lease executed with Molycorp at the 8560 Upland Drive property; however, if we are unable to secure a suitable replacement tenant for Two Park Center (AIU's lease is scheduled to expire on December 31, 2013), equity in income of Fund XIII-REIT Associates would decline.
General and administrative expenses increased from $166,596 for the year ended December 31, 2011 to $192,145 for the year ended December 31, 2012. The increase is primarily due to an increase in administrative costs related to reporting and regulatory requirements as well as other professional services incurred during 2012. We anticipate that future general and administrative expenses will vary primarily based on future changes in our reporting and regulatory requirements.

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
Related-Party Transactions and Agreements
We have entered into agreements with Wells Capital, Wells Management, an affiliate of our General Partners, and their affiliates, whereby we pay certain fees and expense reimbursements to Wells Capital, Wells Management, and their affiliates for asset management; the management and leasing of our remaining property; and administrative services relating to accounting, property management, and other partnership administration, and we incur the related expenses. See Item 13, "Certain Relationships and Related Transactions" for a description of these fees and reimbursements and amounts incurred and "Risk Factors - Conflicts of Interest" in Item 1A of this report.
Commitments and Contingencies
We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 4 and Note 10 of our accompanying financial statements for further explanations. Examples of such commitments and contingencies include:

•	commitments under existing lease agreements; and

•	property management and leasing agreements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Since we do not borrow any money, make any foreign investments, or invest in any market risk- sensitive instruments, we are not subject to risks relating to interest rates, foreign currency exchange rate fluctuations, or the other market risks contemplated by Item 305 of Regulation S-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Our financial statements and supplementary data are detailed under Item 15 (a) and filed as part of the report on the pages indicated.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
There were no disagreements with our independent public accountants during the years ended December 31, 2012, 2011, and 2010.

ITEM 9A.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of management of Wells Capital, one of our General Partners, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Rule 13a-15(b) of the Exchange Act as of December 31, 2012. Based upon that evaluation, which was completed as of the end of the period covered by this Form 10-K, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2012, in providing a reasonable level of assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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
Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2012. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes that our system of internal control over financial reporting met those criteria, and therefore our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2012.
This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this report.

Changes in Internal Control Over Financial Reporting
There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.
For the quarter ended December 31, 2012, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT'S GENERAL PARTNERS.
Wells Capital
Wells Capital, our corporate general partner, was formed in April 1984. The executive offices of Wells Capital are located at 6200 The Corners Parkway, Norcross, Georgia 30092. Leo F. Wells, III is the sole Director and the President of Wells Capital. Wells Capital was organized under the Georgia Business Corporation Code, and is primarily in the business of serving as general partner or as an affiliate of the general partner in affiliated public limited partnerships ("Wells Public Partnerships"). Wells Capital or its affiliates serve as the Wells Core Office Income REIT, Inc. (formerly Wells Real Estate Investment Trust, III, Inc.) and Wells Timberland REIT, Inc. (collectively, the "Wells REITs"), each of which is a Maryland corporation. In these capacities, Wells Capital performs certain services for the Wells Public Partnerships and the Wells REITs, including presenting, structuring, and acquiring real estate investment opportunities; entering into leases and service contracts on acquired properties; arranging for and completing the disposition of properties; and providing other services such as accounting and administrative functions. Wells Capital is a wholly owned subsidiary of WREF, of which Leo F. Wells, III is the sole stockholder.
Mr. Wells, 69, who serves as one of our General Partners, is the president, treasurer, and sole director of Wells Capital, which is our corporate general partner. He is also the sole stockholder and sole director of WREF, which he founded in 1984 and served as WREF's President and Treasurer until February 2012. WREF directly or indirectly owns Wells Capital, the Advisor; Wells Management; WIS; Wells Development Corporation; Wells Asset Management, Inc.; and Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which Mr. Wells serves as principal broker. He is also the president, treasurer, and sole director of:

•	Wells Management, our property manager;

•	Wells Asset Management, Inc.;

•	Wells & Associates, Inc.; and

•	Wells Development Corporation, a company he organized in 1997 to develop real properties.

Mr. Wells is the president and a director of Wells Core Office Income REIT, Inc. and a director of Columbia, which are a public real estate programs not listed on a securities exchange. He is also the president and a director of Wells Timberland REIT, Inc., which is also a public real estate program not listed on a securities exchange. From 1998 to 2007, Mr. Wells served as president and Chairman of the Board of Piedmont REIT, formerly known as Wells Real Estate Investment Trust, Inc., a public, non-traded REIT sponsored by WREF, until April 16, 2007, when Piedmont REIT acquired certain entities formerly affiliated with WREF and became a self-advised REIT.
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
Section 16(a), Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires the officers and directors of our general partner, and persons who own 10% or more of any class of equity interests in the Partnership, to report their beneficial ownership of equity interests in the Partnership to the SEC. Their initial reports are required to be filed using the SEC's Form 3, and they are required to report subsequent purchases, sales, and other changes using the SEC's Form 4, which must be filed within two business days of most transactions. Officers, directors, and partners owning more than 10% of any class of equity interests in the Partnership are required by SEC regulations to furnish us with copies of all reports they file pursuant to Section 16(a). No such reports were required to be filed during the year ended December 31, 2012.
Financial Oversight Committee
We do not have a board of directors or an audit committee. Accordingly, as our corporate general partner, Wells Capital has established a Financial Oversight Committee consisting of Douglas P. Williams as the Principal Financial Officer; Brian M. Davis as the Senior Vice President of our general partner, Wells Capital; and Glen F. Smith as Chief Accounting Officer. The Financial Oversight Committee serves the equivalent function of an audit committee for, among others, the following purposes: appointment, compensation, review, and oversight of the work of our independent registered public accountants, and establishing and enforcing the code of ethics. However, since neither we nor our corporate general partner have an audit committee and the Financial Oversight Committee is not independent of us or the General Partners, we do not have an "audit committee financial expert."
Code of Ethics
We have adopted a code of ethics applicable to our corporate general partner's Principal Executive Officer and Principal Financial Officer, as well as the principal accounting officer, controller, or other employees of our corporate general partner performing similar functions on our behalf, if any. The code of ethics is contained in the Business Standards/Code of Conduct/General Policies established by WREF. You may obtain a copy of this code of ethics, without charge, upon request by calling our Client Services Department at 800-557-4830, option 2.

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
See Item 13, "Certain Relationships and Related Transactions," for a description of the fees we incurred that were payable to affiliates of the General Partners during the year ended December 31, 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a)	No limited partner owns beneficially more than 5% of any class of the outstanding units of the Partnership as of February 28, 2013.

(b)	Set forth below is the security ownership of management as of February 28, 2013.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Limited Partnership Units	Leo F. Wells, III	2,095.945 Units(1)	Less than 1%

(1)	Leo F. Wells, III owns 2,095.945 Cash Preferred Units through an individual retirement account.

(c)	No arrangements exist which would, upon operation, result in a change in control of the Partnership.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
The compensation and fees we pay to our General Partners or their affiliates in connection with our operations are as follows:
Interest in Partnership Cash Flow and Net Sales Proceeds
The General Partners are entitled to receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the limited partners holding Cash Preferred Units have received preferential distributions equal to 10% of their adjusted capital accounts in each fiscal year. The General Partners are also entitled to receive a subordinated participation in net sales proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after limited partners holding Cash Preferred Units have received a return of their adjusted capital contributions plus a 10% cumulative return on their adjusted capital contributions, and limited partners holding Tax Preferred Units have received a return of their adjusted capital contributions plus a 15% cumulative return on their adjusted capital contributions, provided, however, that in no event shall the General Partners receive in the aggregate in excess of 15% of net sales proceeds and net financing proceeds remaining after payments to limited partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners did not receive any distributions of net cash from operations or net sales proceeds during the year ended December 31, 2012.
Management and Leasing Fees
We have entered into a property management, leasing, and asset management agreement with Wells Management, an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of our properties, owned directly or through the Joint Ventures, equal to the lesser of (a) fees that would be paid to a comparable outside firm, that is assessed periodically based on market studies, or (b) 4.5% of the gross revenues collected monthly; plus, a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month's rent. In the case of commercial properties leased on a long-term net-lease basis (10 or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, are included in equity in income of joint ventures in the accompanying statements of operations. Our share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures that are payable to Wells Management is $34,906, $36,862, and $27,024 for the years ended December 31, 2012, 2011, and 2010, respectively.
Administrative Reimbursements
Wells Capital, one of the our General Partners, and Wells Management perform certain administrative services for us, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. We incurred administrative expenses of $101,748, $89,002, and $107,152 payable to Wells Capital and Wells Management for the years ended December 31, 2012, 2011, and 2010, respectively.
Real Estate Commissions
In connection with the sale of our properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (a) 50% of the commissions customarily charged by other brokers in arm's-length transactions involving comparable properties in the same geographic area or (b) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after limited partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. No real estate commissions were paid to the General Partners or affiliates for the years ended December 31, 2012, 2011, or 2010.

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
Fees Paid to the Independent Registered Public Accountants
Frazier & Deeter, LLC serves as our independent registered public accountants and has provided audit services since September 22, 2006.  All such fees are recognized in the period to which the services relate. A portion of such fees is allocated to the joint ventures in which we invest. The aggregate fees billed to us for professional accounting services by Frazier & Deeter, LLC, including the audit of our annual financial statements for the fiscal years ended December 31, 2012 and 2011, are set forth in the table below.

	2012	2011
Audit Fees	$42,143	$37,847
Audit-Related Fees	—	—
Tax Fees	—	—
Other Fees	—	—
Total	$42,143	$37,847

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

During the fiscal years ended December 31, 2012 and 2011, 100% of the services performed by Frazier & Deeter, LLC described above under the caption "Audit Fees" were approved in advance by a member of the Financial Oversight Committee. In addition, fees were incurred for tax services performed by an accounting firm separate from our independent registered public accountants in each year presented.

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

WELLS REAL ESTATE FUND XIII, L.P. (Registrant)

	By:	WELLS CAPITAL, INC. (General Partner)

March 15, 2013		/s/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

March 15, 2013		/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX
TO
2012 FORM 10-K
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
*10.2
Joint Venture Partnership Agreement of Wells Fund XIII-REIT Joint Venture Partnership (Exhibit 10.85 to Post-Effective Amendment No. 3 to Form S-11 Registration Statement of Wells Real Estate Investment Trust, Inc., Commission File No. 333-44900)

*10.3	Purchase Agreement for 8560 Upland Drive (Exhibit 10.6 to Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., Commission File No. 333-48984)
*10.4	Purchase Agreement for land adjacent to 8560 Upland Drive (Exhibit 10.7 to Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., Commission File No. 333-48984)
*10.5	Lease Agreement for 8560 Upland Drive (Exhibit 10.8 to Form S-11 Registration Statement of Wells Real Estate Fund XIII, L.P., Commission File No. 333-48984)
*10.6	Purchase and Sale Agreement relating to Two Park Center (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund XIII, L.P. for the quarter ended September 30, 2003, Commission File No. 000-49633)
*10.7	Lease Agreement with American Intercontinental University, Inc. (Exhibit 10.2 to Form 10-Q of Wells Real Estate Fund XIII, L.P. for the quarter ended September 30, 2003, Commission File No. 000-49633)
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
*10.10
Joint Venture Partnership Agreement of Fund XIII and Fund XIV Associates (Exhibit 10.16 to Form 10-K of Wells Real Estate Fund XIII, L.P. for the fiscal year ended December 31, 2003, Commission
File No. 000-49633)

*10.11
Second Amendment to Lease Agreement with Siemens Shared Services, LLC relating to the Siemens-Orlando Building (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund XIII, L.P. for the quarter ended June 30, 2009, Commission File No. 000-49633)

*10.12
Eighth Amendment to Lease Agreement with American Intercontinental University, Inc. relating to Two Park Center (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund XIII, L.P. for the quarter ended June 30, 2010, Commission File No. 000-49633)

*10.13
First Amendment to Lease with Quantum Corporation relating to 8560 Upland Drive (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund XIII, L.P. for the quarter ended March 31, 2011, Commission
File No. 000-49633)

*10.14
Third Amendment to Lease Agreement with Siemens Real Estate relating to the Siemens-Orlando Building (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund XIII, L.P. for the quarter ended September 30, 2011, Commission File No. 000-49633)

*10.15
Tenth Amendment to Lease Agreement with American Intercontinental University, Inc. relating to Two Park Center (Exhibit 10.15 to Form 10-K of Wells Real Estate Fund XIII, L.P. for the fiscal year ended December 31, 2011, Commission File No. 000-49633)

*10.16
Fourth Amendment to Lease Agreement with Siemens Real Estate relating to the Siemens-Orlando Building (Exhibit 10.2 to Form 10-Q of Wells Real Estate Fund XIII, L.P. for the quarter ended March 31, 2012, Commission File No. 000-49633)

*10.17
Second Amendment to Lease Agreement with Etour and Travel, Inc. relating to the Siemens-Orlando Building (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund XIII, L.P. for the quarter ended June 30, 2012, Commission File No. 000-49633)

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

WELLS REAL ESTATE FUND XIII, L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of
Wells Real Estate Fund XIII, L.P.

We have audited the accompanying balance sheets of Wells Real Estate Fund XIII, L.P. (the "Partnership") as of December 31, 2012 and 2011, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund XIII, L.P. as of December 31, 2012 and 2011 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Frazier & Deeter, LLC

Atlanta, Georgia
March 15, 2013

WELLS REAL ESTATE FUND XIII, L.P.

BALANCE SHEETS

	December 31, 2012	December 31, 2011
Assets:
Investment in joint ventures	$11,170,549	$11,291,859
Cash and cash equivalents	3,732,881	3,449,487
Due from joint ventures	90,856	248,256
Other assets	18,000	12,796
Total assets	$15,012,286	$15,002,398

Liabilities:
Accounts payable and accrued expenses	$8,424	$8,707
Due to affiliates	7,922	8,194
Total liabilities	16,346	16,901

Commitments and Contingencies

Partners' Capital:
Limited Partners:
Cash Preferred – 3,213,008 units issued and outstanding	14,978,922	14,968,583
Tax Preferred – 559,040 units issued and outstanding	—	—
General Partners	17,018	16,914
Total partners' capital	14,995,940	14,985,497
Total liabilities and partners' capital	$15,012,286	$15,002,398
See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF OPERATIONS

	Years ended December 31,
	2012	2011	2010
Equity in Income of Joint Ventures	$202,588	$462,235	$961,940

General and Administrative Expenses	192,145	166,596	186,354
Net Income	$10,443	$295,639	$775,586

Net Income (Loss) Allocated to:
Cash Preferred Limited Partners	$10,339	$304,439	$767,830
Tax Preferred Limited Partners	$—	$(11,756)	$—
General Partners	$104	$2,956	$7,756

Net Income (Loss) per Weighted-Average Limited Partner Unit:
Cash Preferred	$0.00	$0.09	$0.24
Tax Preferred	$—	$(0.02)	$—

Weighted-Average Limited Partner Units Outstanding:
Cash Preferred	3,213,008	3,213,008	3,215,584
Tax Preferred	559,040	559,040	556,464
See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF PARTNERS' CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010

	Limited Partners				General Partners	Total Partners' Capital
	Cash Preferred		Tax Preferred
	Units	Amount	Units	Amount
BALANCE, December 31, 2009	3,215,584	$13,908,070	556,464	$—	$6,202	$13,914,272

Net income	—	767,830	—	—	7,756	775,586
BALANCE, December 31, 2010	3,215,584	14,675,900	556,464	—	13,958	14,689,858

Cash Preferred conversion elections	(2,576)	(11,756)	2,576	11,756	—	—
Net income (loss)	—	304,439	—	(11,756)	2,956	295,639
BALANCE, December 31, 2011	3,213,008	14,968,583	559,040	—	16,914	14,985,497

Net income	—	10,339	—	—	104	10,443
BALANCE, December 31, 2012	3,213,008	$14,978,922	559,040	$—	$17,018	$14,995,940
See accompanying notes.

 WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2012	2011	2010
Cash Flows from Operating Activities:
Net income	$10,443	$295,639	$775,586
Operating distributions received from joint ventures	481,298	896,334	1,418,707
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of joint ventures	(202,588)	(462,235)	(961,940)
Changes in assets and liabilities:
Increase in other assets	(5,204)	(12,796)	—
Decrease in accounts payable and accrued expenses	(283)	(2,361)	(14,516)
Decrease in due to affiliates	(272)	(510)	(2,171)
Net cash provided by operating activities	283,394	714,071	1,215,666
Net Increase in Cash and Cash Equivalents	283,394	714,071	1,215,666

Cash and Cash Equivalents, beginning of year	3,449,487	2,735,416	1,519,750
Cash and Cash Equivalents, end of year	$3,732,881	$3,449,487	$2,735,416
See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011, AND 2010

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
Recent Accounting Pronouncement
In May 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-04, Fair Value Measurement Topic Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS ("ASU 2011-04"). ASU 2011-04 converges the GAAP and International Financial Reporting Standards definition of "fair value," the requirements for measuring amounts at fair value, and disclosures about these measurements. The update does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The adoption of ASU 2011-04 was effective for the Partnership for the period beginning January 1, 2012. The adoption of ASU 2011-04 has not had a material impact on the Partnership's financial statements or disclosures.

3.	INVESTMENT IN JOINT VENTURES

Due from Joint Ventures
As of December 31, 2012 and 2011, due from joint ventures represents the Partnership's share of operating cash flow to be distributed for the fourth quarters of 2012 and 2011, respectively, from the Joint Ventures:

	2012	2011
Fund XIII-REIT Associates	$—	$128,824
Fund XIII-XIV Associates	90,856	119,432
	$90,856	$248,256

Summary of Investments
The Partnership's investments and approximate ownership percentages in the Joint Ventures as of December 31, 2012 and 2011, are summarized below:

	2012		2011
	Amount	Percentage	Amount	Percentage
Fund XIII-REIT Associates	$7,356,568	28%	$7,499,636	28%
Fund XIII-XIV Associates	3,813,981	47%	3,792,223	47%
	$11,170,549		$11,291,859
Summary of Activity
Rollforwards of the Partnership's investment in the Joint Ventures for the years ended December 31, 2012 and 2011, are presented below:

	2012	2011
Investment in Joint Ventures, beginning of year	$11,291,859	$11,617,830
Equity in income of Joint Ventures	202,588	462,235
Distributions from Joint Ventures	(323,898)	(788,206)
Investment in Joint Ventures, end of year	$11,170,549	$11,291,859

Summary of Financial Information

Condensed financial information for the Joint Ventures as of December 31, 2012 and 2011, and for the years ended December 31, 2012, 2011, and 2010, is presented below:

	Total Assets		Total Liabilities		Total Equity
	December 31,		December 31,		December 31,
	2012	2011	2012	2011	2012	2011
Fund XIII-REIT Associates	$27,911,099	$28,350,717	$1,740,457	$1,671,115	$26,170,642	$26,679,602
Fund XIII-XIV Associates	8,450,047	8,457,308	386,662	439,924	8,063,385	8,017,384
	$36,361,146	$36,808,025	$2,127,119	$2,111,039	$34,234,027	$34,696,986

	Total Revenues			Net Income (Loss)
	For the Years Ended			For the Years Ended
	December 31,			December 31,
	2012	2011	2010	2012	2011	2010
Fund XIII-REIT Associates	$2,688,606	$3,156,377	$6,743,548	$(508,960)	$455,840	$2,006,522
Fund XIII-XIV Associates	1,541,040	1,673,198	1,642,475	730,775	706,339	841,242
	$4,229,646	$4,829,575	$8,386,023	$221,815	$1,162,179	$2,847,764

4.	RELATED-PARTY TRANSACTIONS
Management and Leasing Fees
The Partnership has entered into a property management, leasing, and asset management agreement with Wells Management Company, Inc. ("Wells Management"), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Partnership's properties, owned through the Joint Ventures, equal to the lesser of (a) 4.5% of the gross revenues collected monthly; plus, a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month's rent, or (b) fees that would be paid to a comparable outside firm, which is assessed periodically based on market studies. In the case of commercial properties leased on a long-term net-lease basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, are included in equity in income of joint ventures in the accompanying statements of operations. The Partnership's share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures and payable to Wells Management is $34,906, $36,862, and $27,024 for the years ended December 31, 2012, 2011, and 2010 respectively.
Administrative Reimbursements
Wells Capital, one of the Partnership's General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses of $101,748, $89,002, and $107,152 payable to Wells Capital and Wells Management for the years ended December 31, 2012, 2011, and 2010, respectively. In addition, Wells Capital and Wells Management pay for certain operating expenses of the Partnership ("bill-backs") directly and invoice the Partnership for the reimbursement thereof on a quarterly basis. As presented in the accompanying balance sheets, due to affiliates as of December 31, 2012 and 2011 represents administrative reimbursements and bill-backs due to Wells Capital and/or Wells Management.
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
On October 22, 2012, Piedmont REIT announced that the parties reached an agreement in principle to settle the lawsuit on October 12, 2012. Under the terms of the proposed settlement, the plaintiff will dismiss the appeal and release all defendants from liability in exchange for total payment of $4.9 million in cash by Piedmont REIT and its insurer. On December 31, 2012, the plaintiff filed a motion for preliminary approval of the settlement with the Court.  On January 2, 2013, the Court preliminarily approved the settlement and scheduled a hearing for April 18, 2013 to determine whether to grant final approval of the settlement.  The settlement, which is subject to Court approval following notice to the class, is expected to resolve the appeal and result in the final disposition of the case.
Mr. Wells, Wells Capital, and Wells Management believe that the allegations contained in the complaint are without merit and intend to vigorously defend this action if for any reason the settlement is not approved. Although WREF believes that it has meritorious defenses to the claims of liability and damages in these actions, WREF is unable at this time to predict the outcome of the appeal of this action or, if the action is reinstated, reasonably estimate a range of damages, or how any liability and responsibility for damages might be allocated among the 17 defendants in the action, which includes 11 defendants not affiliated with Mr. Wells, Wells Capital, or Wells Management. The ultimate resolution of this matter could have a material adverse impact on WREF's financial results, financial condition, or liquidity.
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
Wells Capital and Wells Management are owned and controlled by WREF. The operations of Wells Capital, Wells Investment Securities, Inc. Wells Management, Wells Core Office Income REIT Advisory Services, LLC, and their affiliates represent substantially all of the business of WREF. Accordingly, we focus on the financial condition of WREF when assessing the financial condition of Wells Capital and Wells Management. In the event that WREF were to become unable to meet its obligations as they become due, we might be required to find alternative service providers.
Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as distribution income earned from its holdings of common stock of Piedmont REIT, which was acquired in connection with the Piedmont REIT internalization transaction (see "Assertion of Legal Action Against Related-Parties" above). As of December 31, 2012, the Partnership has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due. Modifying service agreements between WREF, or its affiliates, and the Partnership, or other WREF-sponsored programs, could impact WREF's future net income and future access to liquidity and capital resources. For example, a large portion of WREF's income is derived under agreements with Columbia Property Trust, Inc. ("Columbia"), formerly known as Wells Real Estate Investment Trust II, Inc. Effective February 28, 2013, Columbia transitioned to self-management and indicated that it does not expect to rely on WREF for the same level of services beyond December 31, 2013. As such, WREF does not expect to receive significant compensation from Columbia beyond December 31, 2013.

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
A reconciliation of the Partnership's financial statement net income to net income presented in accordance with the federal income tax basis of accounting is as follows for the years ended December 31, 2012, 2011, and 2010:

	2012	2011	2010
Financial statement net income	$10,443	$295,639	$775,586
Adjustments in net income resulting from:
Depreciation expense for financial reporting purposes greater than (less than) amounts for income tax purposes	(78,075)	516	(72,976)
Amortization expense for financial reporting purposes greater than amounts for income tax purposes	29,680	29,680	124,325
Rental income for financial reporting purposes less than amounts for income tax purposes	(5,134)	5,786	39,300
Other	(26,119)	(33,702)	11,397
Income tax basis net income	$(69,205)	$297,919	$877,632
A reconciliation of the partners' capital balances, as presented in the accompanying financial statements, to partners' capital balances, as presented in accordance with the federal income tax basis of accounting, is as follows for the years ended December 31, 2012, 2011, and 2010:

	2012	2011	2010
Financial statement partners' capital	$14,995,940	$14,985,497	$14,689,858
Increase (decrease) in partners' capital resulting from:
Accumulated depreciation expense for financial reporting purposes less than amounts for income tax purposes	(269,540)	(191,465)	(191,981)
Accumulated amortization expense for financial reporting purposes greater than amounts for income tax purposes	4,486,300	4,456,620	4,426,940
Accumulated meals and entertainment	31	31	31
Accumulated bad debt (recoveries) expense, net for financial reporting purposes in excess of amounts for income tax purposes	(9,838)	(9,838)	(9,838)
Capitalization of syndication costs for income tax purposes, which are accounted for as cost of capital for financial reporting purposes	4,568,769	4,568,769	4,568,769
Accumulated rental income for income tax purposes greater than amounts for financial reporting purposes	70,257	75,391	69,605
Accumulated gains on sale of properties for financial reporting purposes in excess of amounts for income tax purposes	(610,353)	(610,353)	(610,353)
Other	(158,268)	(132,149)	(98,447)
Income tax basis partners' capital	$23,073,298	$23,142,503	$22,844,584

8.	QUARTERLY RESULTS (UNAUDITED)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2012 and 2011:

	2012 Quarter Ended
	March 31	June 30	September 30	December 31
Equity in income of joint ventures	$44,949	$33,344	$76,586	$47,709
Net income	$(9,929)	$(7,930)	$22,785	$5,517
Net income (loss) allocated to:
Cash Preferred limited partners	$(9,829)	$(7,851)	$22,557	$5,462
Tax Preferred limited partners	$—	$—	$—	$—
General Partners	$(100)	$(79)	$228	$55
Net income (loss) per weighted-average limited partner unit outstanding:
Cash Preferred(a)	$0.00	$0.00	$0.01	$0.00
Tax Preferred	$—	$—	$—	$—
Distribution of operating cash per weighted-average limited partner unit outstanding:
Cash Preferred	$—	$—	$—	$—
Tax Preferred	$—	$—	$—	$—
Distribution of net sale proceeds per weighted-average limited partner unit outstanding:
Cash Preferred	$—	$—	$—	$—
Tax Preferred	$—	$—	$—	$—

	2011 Quarter Ended
	March 31	June 30	September 30	December 31
Equity in income of joint ventures	$59,885	$77,798	$130,443	$194,109
Net income	$5,559	$38,110	$96,679	$155,291
Net income (loss) allocated to:
Cash Preferred limited partners	$17,260	$37,729	$95,712	$153,738
Tax Preferred limited partners	$(11,756)	$—	$—	$—
General Partners	$55	$381	$967	$1,553
Net income (loss) per weighted-average limited partner unit outstanding:
Cash Preferred(a)	$0.01	$0.01	$0.03	$0.05
Tax Preferred	$(0.02)	$—	$—	$—
Distribution of operating cash per weighted-average limited partner unit outstanding:
Cash Preferred	$—	$—	$—	$—
Tax Preferred	$—	$—	$—	$—
Distribution of net sale proceeds per weighted-average limited partner unit outstanding:
Cash Preferred	$—	$—	$—	$—
Tax Preferred	$—	$—	$—	$—

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

9.	GENERAL AND ADMINISTRATIVE COSTS
General and administrative costs for the years ended December 31, 2012, 2011, and 2010, are composed of the following items:

	2012	2011	2010
Salary reimbursements	$101,748	$89,002	$107,152
Independent accounting fees	25,606	27,172	26,464
Printing expenses	22,962	28,970	28,355
Other professional fees	21,451	1,828	2,129
Postage and delivery expenses	9,124	7,627	9,751
Legal fees	5,862	4,559	6,228
Transfer agent fees	1,877	—	—
Computer costs	1,856	1,728	1,817
Registration and filing fees	886	998	1,076
Bank service charges	399	198	433
Taxes and licensing fees	374	4,514	2,949
Total general and administrative costs	$192,145	$166,596	$186,354

10.	COMMITMENTS AND CONTINGENCIES
Litigation
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
Commitments under Existing Lease Agreements
Certain lease agreements include provisions that, at the option of the tenant, may obligate the Partnership to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. As a result of a 60-month lease executed in September 2012, the new tenant at 8560 Upland Drive, Molycorp Minerals, LLC ("Molycorp"), has the right to request the reimbursement of tenant improvements of up to approximately $256,000, which would be required to be funded by Fund XIII-REIT Associates. As of December 31, 2012, Fund XIII-REIT Associates has incurred approximately $32,000 of the aforementioned allowance.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of
Wells Fund XIII-REIT Joint Venture Partnership:

We have audited the accompanying balance sheets of Wells Fund XIII-REIT Joint Venture Partnership (the "Joint Venture") as of December 31, 2012 and 2011, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Fund XIII-REIT Joint Venture Partnership as of December 31, 2012 and 2011 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Frazier & Deeter, LLC

Atlanta, Georgia
March 15, 2013

WELLS FUND XIII-REIT JOINT VENTURE PARTNERSHIP

BALANCE SHEETS

DECEMBER 31, 2012 AND 2011

	2012	2011
Assets:
Real estate assets, at cost:
Land	$2,671,824	$2,671,824
Building and improvements, less accumulated depreciation of $8,693,989 and $7,900,315 at December 31, 2012 and 2011, respectively	23,191,806	23,357,499
Construction in progress	37,128	—
Total real estate assets	25,900,758	26,029,323

Cash and cash equivalents	1,240,510	1,714,641
Tenant receivables	103,286	23,205
Deferred leasing costs, less accumulated amortization of $50,416 and $128,516 at December 31, 2012 and 2011, respectively	650,029	576,771
Other assets	16,516	6,777
Total assets	$27,911,099	$28,350,717

Liabilities:
Accounts payable, accrued expenses, and refundable security deposits	$1,360,666	$913,871
Accrued capital expenditures and deferred leasing costs	145,238	50,000
Due to affiliates	17,196	8,947
Deferred income	217,357	240,013
Partnership distributions payable	—	458,284
Total liabilities	1,740,457	1,671,115

Partners' Capital:
Wells Real Estate Fund XIII, L.P.	7,356,567	7,499,636
Piedmont Operating Partnership, LP	18,814,075	19,179,966
Total partners' capital	26,170,642	26,679,602
Total liabilities and partners' capital	$27,911,099	$28,350,717

See accompanying notes.

WELLS FUND XIII-REIT JOINT VENTURE PARTNERSHIP

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2012	2011	2010
Revenues:
Rental income	$1,613,005	$2,154,394	$3,728,670
Reimbursement income	1,075,601	1,001,983	3,014,862
Interest and other income	—	—	16
Total revenues	2,688,606	3,156,377	6,743,548

Expenses:
Property operating costs	1,847,263	1,449,837	2,981,846
Management and leasing fees:
Related-party	180,322	206,808	267,876
Depreciation	793,674	761,676	817,029
Amortization	179,161	128,516	507,101
General and administrative	197,146	153,700	163,174
Total expenses	3,197,566	2,700,537	4,737,026
Net Income (Loss)	$(508,960)	$455,840	$2,006,522

See accompanying notes.

WELLS FUND XIII-REIT JOINT VENTURE PARTNERSHIP

STATEMENTS OF PARTNERS' CAPITAL

FOR THE YEARS ENDED
DECEMBER 31, 2012, 2011, AND 2010

	Wells Real Estate Fund XIII, L.P.	Piedmont Operating Partnership, LP	Total Partners' Capital
Balance, December 31, 2009	$8,023,199	$20,518,954	$28,542,153

Net income	564,033	1,442,489	2,006,522
Partnership distributions	(945,540)	(2,418,174)	(3,363,714)
Balance, December 31, 2010	7,641,692	19,543,269	27,184,961

Net income	128,137	327,703	455,840
Partnership distributions	(270,193)	(691,006)	(961,199)
Balance, December 31, 2011	7,499,636	19,179,966	26,679,602

Net loss	(143,069)	(365,891)	(508,960)
Balance, December 31, 2012	$7,356,567	$18,814,075	$26,170,642

See accompanying notes.

WELLS FUND XIII-REIT JOINT VENTURE PARTNERSHIP

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012	2011	2010
Cash Flows From Operating Activities:
Net income (loss)	$(508,960)	$455,840	$2,006,522
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	793,674	761,676	817,029
Amortization	183,108	128,516	500,008
Changes in assets and liabilities:
(Increase) decrease in tenant receivables	(80,081)	754,349	(318,088)
(Increase) decrease in other assets	(9,739)	1,037	43
Increase (decrease) in accounts payable and accrued expenses	446,795	(924,093)	167,445
Increase (decrease) in due to affiliates	8,249	(3,907)	(37,804)
(Decrease) increase in deferred income	(22,656)	113,364	(436,420)
Net cash provided by operating activities	810,390	1,286,782	2,698,735

Cash Flows From Investing Activities:
Investment in real estate assets	(519,871)	(9,848)	(1,365)
Payment of deferred leasing costs	(306,366)	(440,013)	(215,274)
Net cash used in investing activities	(826,237)	(449,861)	(216,639)

Cash Flows From Financing Activities:
Operating distributions paid to joint venture partners in excess of accumulated earnings	(458,284)	(1,428,922)	(3,264,271)
Net Decrease In Cash And Cash Equivalents	(474,131)	(592,001)	(782,175)

Cash And Cash Equivalents, beginning of year	1,714,641	2,306,642	3,088,817
Cash And Cash Equivalents, end of year	$1,240,510	$1,714,641	$2,306,642

Supplemental Disclosure Of Noncash Investing And Financing Activities:
Partnership distributions payable	$—	$458,284	$926,007
Accrued capital expenditures	$145,238	$—	$9,848
Accrued deferred leasing costs	$—	$50,000	$—

See accompanying notes.

WELLS FUND XIII-REIT JOINT VENTURE PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011, AND 2010

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
The Joint Venture was formed to acquire and operate commercial real properties. On July 16, 2001, the Joint Venture purchased a two-story office building containing approximately 85,000 square feet, the AmeriCredit Building, located in Orange Park, Florida. On December 21, 2001, the Joint Venture purchased two connected one-story office and assembly buildings consisting of approximately 148,000 square feet, 8560 Upland Drive, located in Parker, Colorado. On December 12, 2002, the Joint Venture purchased a four-story office building containing approximately 141,000 square feet, the John Wiley Building, located in Fishers, Indiana. On September 19, 2003, the Joint Venture purchased a four-story office building containing approximately 194,000 square feet, Two Park Center, located in Hoffman Estates, Illinois. Ownership interests were recomputed based on relative cumulative capital contributions from the joint venture partners.
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

During the years ended December 31, 2012, 2011, and 2010, the Joint Venture recognized the following amortization of intangible lease assets and liabilities:

	Intangible Lease Asset	Intangible Lease Origination Costs	Intangible Below-Market In-Place Lease Liabilities
For the year ending December 31:	Absorption Period Costs
2012	$—	$—	$—
2011	$—	$—	$—
2010	$164,731	$179,055	$7,093

Cash and Cash Equivalents
The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.
Tenant Receivables
Tenant receivables are comprised of rental and reimbursement billings due from tenants and the cumulative amount of future adjustments necessary to present rental income using the straight-line method. Upon receiving notification of a tenant's intention to terminate a lease, unamortized straight-line rent receivables are written off to lease termination expense. Tenant receivables are recorded at the original amount earned, less an allowance for any doubtful accounts, which approximates fair value. Management assesses the collectibility of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. No such allowances have been recorded as of December 31, 2012 or 2011.
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
Other Assets
Other assets is comprised of prepaid expenses. Management assesses the collectibility of other assets on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. Prepaid expenses are recognized as the related services are provided. Balances without a future economic benefit are written off as they are identified. No such allowances have been recorded as of December 31, 2012 or 2011.
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses are primarily comprised of accrued real estate taxes and property operating costs. Accrued real estate taxes of approximately $1,032,000 and $770,000 is included in accounts payable and accrued expenses as of December 31, 2012 and 2011, respectively.
Allocation of Income and Distributions
Pursuant to the terms of the joint venture agreement, income and distributions are allocated to the joint venture partners based their respective ownership interests as determined by relative cumulative capital contributions, as defined. Fund XIII and Piedmont OP held ownership interests in the Joint Venture of approximately 28% and 72%, respectively, for the years ended December 31, 2012 and 2011. Net cash from operations is generally distributed to the joint venture partners on a quarterly basis.
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
Recent Accounting Pronouncement
In May 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-04, Fair Value Measurement Topic Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-04"). ASU 2011-04 converges the GAAP and International Financial Reporting Standards definition of "fair value," the requirements for measuring amounts at fair value, and disclosures about these measurements. The update does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The adoption of ASU 2011-04 was effective for the Joint Venture for the period beginning January 1, 2012. The adoption of ASU 2011-04 has not had a material impact on the Joint Venture's financial statements or disclosures.

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
Management and leasing fees are recognized in accordance with the terms of the aforementioned agreements, weighted based on joint venture partners respective ownership interests in the Joint Venture. During the years ended December 31, 2012, 2011, and 2010, the Joint Venture incurred management and leasing fees that are payable to Wells Management of $12,740, $20,185, and $37,351, respectively.
In addition, the Joint Venture incurs fees payable to Piedmont Office Management, LLC ("Piedmont Management"), or its affiliates, for the management and leasing of the Joint Venture's properties equal to (a) the lesser of 4.5% of the gross revenues generally paid over the life of the lease or 0.6% of net asset value calculated on an annual basis, (b) prorated by Piedmont OP's ownership interest in the Joint Venture. During the years ended December 31, 2012, 2011, and 2010, the Joint Venture incurred management and leasing fee expenses payable to Piedmont Management, or its affiliates, of $167,582, $186,623, and $230,525, respectively.

Administrative Reimbursements
Piedmont Management performs certain administrative services for the Joint Venture's properties, relating to accounting, property management, and other partnership administration, and incurs the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. In the opinion of management, this is a reasonable estimation of such expenses. During the years ended December 31, 2012, 2011, and 2010, the Joint Venture incurred administrative expenses of $116,603, $83,925, and $95,661, respectively, payable to Piedmont Management, or its affiliates, for these services.
Due to Affiliates
As presented in the accompanying balance sheets, due to affiliates as of December 31, 2012 and 2011 represents amounts due to Piedmont Management and/or Wells Management for administrative reimbursements.

4.	RENTAL INCOME
The future contractual rental income due to the Joint Venture under noncancelable operating leases as of December 31, 2012 follows:

Year ended December 31:
2013	$1,744,921
2014	917,752
2015	936,942
2016	957,095
2017	959,267
Thereafter	3,215,844
$8,731,821
Two tenants generated approximately 54% and 45% of contractual rental income for the year ended December 31, 2012, and three tenants will generate approximately 79%, 11%, and 10% of future contractual rental income for leases in-place as of December 31, 2012.

5.	COMMITMENTS AND CONTINGENCIES
Certain lease agreements include provisions that, at the option of the tenant, may obligate the Joint Venture to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. As a result of a 60-month lease executed in September 2012, the new tenant at 8560 Upland Drive, Molycorp Minerals, LLC ("Molycorp"), has the right to request the reimbursement of tenant improvements of up to approximately $256,000, which would be required to be funded by the Joint Venture. As of December 31, 2012, the Joint Venture has incurred approximately $32,000 of the aforementioned allowance.

WELLS FUND XIII-REIT JOINT VENTURE PARTNERSHIP

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

DECEMBER 31, 2012

		Initial Cost			Gross Carrying Amount as of December 31, 2012
Description	Encumbrances	Land	Buildings and Improvements	Costs Capitalized Subsequent To Acquisition(c)	Land	Buildings and Improvements	Intangible Lease Asset	Construction in Progress	Total	Accumulated Depreciation (d)	Date of Construction	Date Acquired
8560 UPLAND DRIVE(a)	None	$1,954,213	$11,215,621	$1,083,871	$2,047,735	$12,173,842	$—	$32,128	$14,253,705	$3,611,905	2001	12/21/2001
TWO PARK CENTER(b)	None	600,000	22,681,602	(2,940,560)	624,089	19,711,953	—	5,000	20,341,042	5,082,084	1999	9/19/2003
Total		$2,554,213	$33,897,223	$(1,856,689)	$2,671,824	$31,885,795	$—	$37,128	$34,594,747	$8,693,989

(a)	8560 Upland Drive is comprised of two connected one-story office and assembly buildings located in Parker, Colorado.

(b)	Two Park Center is a four-story office building located in Hoffman Estates, Illinois.

(c)	Includes acquisition and advisory fees and acquisition expense reimbursements applied at acquisition as well as write-offs of fully depreciated/amortized capitalized costs.

(d)
Buildings, land improvements, building improvements, and tenant improvements are depreciated using the straight-line method over 40 years, 20 years, 5 to 25 years, and the shorter of the economic life or corresponding lease terms, respectively.

WELLS FUND XIII-REIT JOINT VENTURE PARTNERSHIP

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

DECEMBER 31, 2012

	Cost	Accumulated Depreciation & Amortization
BALANCE AT DECEMBER 31, 2009	$35,145,180	$7,383,634

Additions	11,213	981,760
Dispositions	(1,194,298)	(1,194,298)
BALANCE AT DECEMBER 31, 2010	33,962,095	7,171,096

Additions	—	761,676
Dispositions	(32,457)	(32,457)
BALANCE AT DECEMBER 31, 2011	33,929,638	7,900,315

Additions	665,109	793,674
BALANCE AT DECEMBER 31, 2012	$34,594,747	$8,693,989

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of
Fund XIII and Fund XIV Associates:

We have audited the accompanying balance sheets of Fund XIII and Fund XIV Associates (the "Joint Venture") as of December 31, 2012 and 2011, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fund XIII and Fund XIV Associates as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ Frazier & Deeter, LLC

Atlanta, Georgia
March 15, 2013

FUND XIII AND FUND XIV ASSOCIATES

BALANCE SHEETS

	December 31, 2012	December 31, 2011
Assets:
Real estate assets, at cost:
Land	$2,031,250	$2,031,250
Building and improvements, less accumulated depreciation of $2,032,332 and $1,825,039 at December 31, 2012 and 2011, respectively	5,895,949	5,847,372
Intangible lease assets, less accumulated amortization of $370,651 and $330,216 at December 31, 2012 and 2011, respectively	13,477	53,912
Total real estate assets	7,940,676	7,932,534

Cash and cash equivalents	345,888	408,025
Tenant receivables	47,921	61,721
Intangible lease origination costs, less accumulated amortization of $204,547 and $182,233 at December 31, 2012 and 2011, respectively	7,438	29,752
Deferred leasing costs, less accumulated amortization of $34,980 and $40,762 at December 31, 2012 and 2011, respectively	94,962	14,652
Other assets	13,162	10,624
Total assets	$8,450,047	$8,457,308

Liabilities:
Accounts payable and accrued expenses	$14,554	$33,290
Accrued capital expenditures	58,451	—
Due to affiliate	5,429	35,145
Deferred income	116,142	118,988
Partnership distributions payable	192,086	252,501
Total liabilities	386,662	439,924

Partners' Capital:
Wells Real Estate Fund XIII, L.P.	3,813,981	3,792,223
Wells Real Estate Fund XIV, L.P.	4,249,404	4,225,161
Total partners' capital	8,063,385	8,017,384
Total liabilities and partners' capital	$8,450,047	$8,457,308

See accompanying notes.

FUND XIII AND FUND XIV ASSOCIATES

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2012	2011	2010
Revenues:
Rental income	$1,191,591	$1,296,901	$1,286,027
Tenant reimbursements	348,776	375,907	356,088
Interest and other income	673	390	360
Total revenues	1,541,040	1,673,198	1,642,475

Expenses:
Property operating costs	341,914	341,185	309,921
Management and leasing fees:
Related-party	66,226	65,937	34,936
Other	—	8,333	43,670
Depreciation	207,293	374,798	252,457
Amortization	109,132	107,945	105,446
General and administrative	85,700	68,661	54,803
Total expenses	810,265	966,859	801,233
Net Income	$730,775	$706,339	$841,242

See accompanying notes.

FUND XIII AND FUND XIV ASSOCIATES

STATEMENTS OF PARTNERS' CAPITAL

FOR THE YEARS ENDED
DECEMBER 31, 2012, 2011, AND 2010

	Wells Real Estate Fund XIII, L.P	Wells Real Estate Fund XIV, L.P.	Total Partners' Capital
Balance, December 31, 2009	$4,038,859	$4,499,955	$8,538,814

Net income	397,907	443,335	841,242
Partnership distributions	(460,628)	(513,216)	(973,844)
Balance, December 31, 2010	3,976,138	4,430,074	8,406,212

Net income	334,099	372,240	706,339
Partnership distributions	(518,014)	(577,153)	(1,095,167)
Balance, December 31, 2011	3,792,223	4,225,161	8,017,384

Net income	345,657	385,118	730,775
Partnership distributions	(323,899)	(360,875)	(684,774)
Balance, December 31, 2012	$3,813,981	$4,249,404	$8,063,385

See accompanying notes.

FUND XIII AND FUND XIV ASSOCIATES

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012	2011	2010
Cash Flows From Operating Activities:
Net income	$730,775	$706,339	$841,242
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	207,293	374,798	252,457
Amortization	112,381	111,194	108,695
Changes in assets and liabilities:
Decrease in tenant receivables	13,800	11,356	4,254
(Increase) decrease in other assets	(2,538)	2,902	(1,621)
(Decrease) increase in accounts payable and accrued expenses	(18,736)	9,548	2,998
(Decrease) increase in due to affiliate	(29,716)	30,602	(570)
(Decrease) increase in deferred income	(2,846)	(38,189)	97,186
Net cash provided by operating activities	1,010,413	1,208,550	1,304,641

Cash Flows From Investing Activities:
Investment in real estate assets	(197,419)	(109,445)	(232,804)
Payment of deferred leasing costs	(129,942)	(20,350)	—
Net cash used in investing activities	(327,361)	(129,795)	(232,804)

Cash Flows From Financing Activities:
Operating distributions to joint venture partners in excess of accumulated earnings	(745,189)	(1,045,803)	(1,059,451)
Net (Decrease) Increase In Cash And Cash Equivalents	(62,137)	32,952	12,386

Cash And Cash Equivalents, beginning of year	408,025	375,073	362,687
Cash And Cash Equivalents, end of year	$345,888	$408,025	$375,073

Supplemental Disclosure Of Noncash Investing and Financing Activities:
Partnership distributions payable	$192,086	$252,501	$203,137
Accrued capital expenditures	$58,451	$—	$—

See accompanying notes.

FUND XIII AND FUND XIV ASSOCIATES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011, AND 2010

1.	ORGANIZATION AND BUSINESS
On August 20, 2003, Wells Real Estate Fund XIII, L.P. ("Fund XIII") and Wells Real Estate Fund XIV, L.P. ("Fund XIV") entered into a Georgia general partnership to form Fund XIII and Fund XIV Associates (the "Joint Venture"). The general partners of Fund XIII and Fund XIV are Leo F. Wells, III and Wells Capital, Inc. ("Wells Capital").
The Joint Venture was formed to acquire and operate commercial real properties. On October 30, 2003, the Joint Venture purchased two single-story office buildings containing approximately 82,000-square-feet, the Siemens - Orlando Building, located in Orlando, Florida. On December 19, 2003, the Joint Venture acquired the Randstad - Atlanta Building, a four-story office building containing approximately 65,000 aggregate rentable square feet located in Atlanta, Georgia. On March 26, 2004, the Joint Venture purchased an approximately 120,000-square-foot, one story office and warehouse building, 7500 Setzler Parkway, located in Brooklyn Park, Minnesota. Ownership interests were recomputed based on relative cumulative capital contributions from the joint venture partners.
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

Evaluating the Recoverability of Real Estate Assets
Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets and related intangible assets owned by the Joint Venture may not be recoverable. When indicators of potential impairment are present, which suggest that the carrying amounts of the real estate assets and related intangible assets may not be recoverable, management assesses the recoverability of the real estate assets and related intangible assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use, or the estimated fair value, less costs to sell, for assets held for sale, do not exceed the respective assets' carrying values, management adjusts the real estate assets to the respective estimated fair values, pursuant of the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognizes an impairment loss. Estimated fair values are determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value. The Joint Venture has determined that there has been no impairment in the carrying value of any of the real estate assets to date; however, the Joint Venture's remaining asset may be carried at an amount more than could be realized in a current disposition transaction.
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

As of December 31, 2012 and 2011, the Joint Venture had the following gross intangible in-place lease assets and liabilities:

	As of December 31, 2012
	Intangible Lease Assets		Intangible Lease Origination Costs
	Above-Market In-Place Lease Assets	Absorption Period Costs
Gross	$30,864	$353,264	$211,985
Accumulated Amortization	(29,782)	(340,869)	(204,547)
Net	$1,082	$12,395	$7,438

	As of December 31, 2011
	Intangible Lease Assets		Intangible Lease Origination Costs
	Above-Market In-Place Lease Assets	Absorption Period Costs
Gross	$30,864	$353,264	$211,985
Accumulated Amortization	$(26,532)	$(303,684)	$(182,233)
Net	$4,332	$49,580	$29,752

During the years ended December 31, 2012, 2011, and 2010, the Joint Venture recognized the following amortization of intangible lease assets and liabilities:

	Intangible Lease Assets		Intangible Lease Origination Costs
For the year ending December 31:	Above-Market In-Place Lease Assets	Absorption Period Costs
2012	$3,249	$37,186	$22,314
2011	$3,249	$37,185	$22,314
2010	$3,249	$37,186	$22,315

The remaining net unamortized balance for intangible assets will be amortized as follows:

	Intangible Lease Assets		Intangible Lease Origination Costs
For the year ending December 31:	Above-Market In-Place Lease Assets	Absorption Period Costs
2013	$1,082	$12,395	$7,438
Thereafter	—	—	—
	$1,082	$12,395	$7,438
Average Amortization Period	4 months	4 months	4 months
Evaluating the Recoverability of Intangible Assets and Liabilities
The values of intangible lease assets and liabilities are determined based on assumptions made at the time of acquisition and have defined useful lives, which correspond with the lease terms. There may be instances in which intangible lease assets and liabilities become impaired and the Joint Venture is required to expense the remaining asset or liability immediately or over a shorter period of time. Lease restructurings, including but not limited to lease terminations and lease extensions, may impact the value and useful life of in-place leases. In-place leases that are terminated, partially terminated, or modified will be evaluated for impairment if the original in-place lease terms have been modified. In situations where the discounted cash flows of the modified in-place lease stream are less than the discounted cash flows of the original in-place lease stream, the Joint Venture reduces the carrying value of the intangible lease assets to reflect the modified lease terms and recognizes an impairment loss. For in-place lease extensions that are executed more than one year prior to the original in-place lease expiration date, the useful life of the in-

place lease will be extended over the new lease term with the exception of those in-place lease components, such as lease commissions and tenant allowances, which have been renegotiated for the extended term. Renegotiated in-place lease components, such as lease commissions and tenant allowances, will be amortized over the shorter of the useful life of the asset or the new lease term.
Cash and Cash Equivalents
The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.
Tenant Receivables
Tenant receivables are comprised of rental and reimbursement billings due from tenants and the cumulative amount of future adjustments necessary to present rental income using the straight-line method. Upon receiving notification of a tenant's intention to terminate a lease, unamortized straight-line rent receivables are written off to lease termination expense. Tenant receivables are recorded at the original amount earned, less an allowance for any doubtful accounts, which approximates fair value. Management assesses the collectibility of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. No such allowances have been recorded as of December 31, 2012 or 2011.
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
Other Assets
Other assets as of December 31, 2012 and 2011 are comprised of the following items:

	2012	2011
Prepaid expenses	$6,598	$4,060
Utility deposits	6,564	6,564
Total	$13,162	$10,624
Prepaid expenses are recognized as the related services are provided. Utility deposits represent cash deposits paid to utility companies. Balances without a future economic benefit are written off as they are identified. No such allowances have been recorded as of December 31, 2012 or 2011.
Allocation of Income and Distributions
Pursuant to the terms of the joint venture agreement, income and distributions are allocated to the joint venture partners based upon their respective ownership interests as determined by relative cumulative capital contributions, as defined. Fund XIII and Fund XIV held ownership interests in the Joint Venture of approximately 47% and 53%, respectively, for the years ended December 31, 2012 and 2011. Net cash from operations is generally distributed to the joint venture partners on a quarterly basis.
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
Recent Accounting Pronouncement
In May 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-04, Fair Value Measurement Topic Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-04"). ASU 2011-04 converges the GAAP and International Financial Reporting Standards definition of "fair value," the requirements for measuring amounts at fair value, and disclosures about these measurements. The update does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. The adoption of ASU 2011-04 was effective for the Joint Venture for the` period beginning January 1, 2012. The adoption of ASU 2011-04 has not had a material impact on the Joint Venture's financial statements or disclosures.

3.	RELATED-PARTY TRANSACTIONS
Management and Leasing Fees
Fund XIII and Fund XIV entered into property management and leasing agreements with Wells Management Company, Inc. ("Wells Management"), an affiliate of their general partners. In accordance with the property management and leasing agreements, Wells Management receives compensation for the management and leasing of the Joint Venture's properties. The Joint Venture will pay Wells Management management and leasing fees equal to the lesser of (a) fees that would be paid to a comparable outside firm, which is assessed periodically based on market studies; or (b) 4.5% of the gross revenues generally paid over the life of the lease, plus a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month's rent. In the case of commercial properties which are leased on a long-term net basis (10 or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. The Joint Venture incurred management and leasing fees that are payable to Wells Management of $66,226, $65,937, and $34,936 for the years ended December 31, 2012, 2011, and 2010, respectively.
Due to Affiliate
As presented in the accompanying balance sheets, due to affiliate as of December 31, 2012 and 2011 represents amounts due to Wells Management for the following items:

	2012	2011
Administrative reimbursements	$3,546	$2,840
Property management fees	1,883	32,305
	$5,429	$35,145

Administrative Reimbursements
Wells Management performs certain administrative services for the Joint Venture, relating to accounting, property management, and other partnership administration, and incurs the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. In the opinion of management, this is a reasonable estimation of such expenses. During the years ended December 31, 2012, 2011, and 2010, the Joint Venture incurred administrative expenses of $39,331, $25,575 and $0, respectively, payable to Wells Management for these services.

4.	RENTAL INCOME
The future contractual rental income due to the Joint Venture under noncancelable operating leases as of December 31, 2012 is as follows:

Year ended December 31:
2013	$1,099,690
2014	514,865
2015	252,869
2016	260,377
2017	268,202
Thereafter	—
$2,396,003
Three tenants generated approximately 70%, 18%, and 12% of contractual rental income for the year ended December 31, 2012, and three tenants will generate approximately 52%, 45%, and 3% of future contractual rental income.

FUND XIII AND FUND XIV ASSOCIATES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

DECEMBER 31, 2012

		Initial Cost			Gross Carrying Amount s of December 31, 2012
Description	Encumbrances	Land	Buildings and Improvements	Costs Capitalized Subsequent To Acquisition(b)	Land	Buildings and Improvements	Intangible Lease Asset	Construction in Progress	Total	Accumulated Depreciation & Amortization(c)	Date of Construction	Date Acquired
SIEMENS - ORLANDO BUILDING(a)	None	$1,950,000	$8,734,436	$(340,777)	$2,031,250	$7,928,281	$384,128	$—	$10,343,659	$2,402,983	2001	10/30/2003

(a)	The Siemens - Orlando Building consists of two single-story office buildings located in Orlando, Florida.

(b)	Includes acquisition and advisory fees and acquisition expense reimbursements applied at acquisition as well as write-offs of fully depreciated/amortized capitalized costs.

(c)
Buildings, land improvements, building improvements, and tenant improvements are depreciated using the straight-line method over 40 years, 20 years, 5 to 25 years, and the shorter of the economic life or corresponding lease terms, respectively.

FUND XIII AND FUND XIV ASSOCIATES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

DECEMBER 31, 2012

	Cost	Accumulated Depreciation & Amortization
BALANCE AT DECEMBER 31, 2009	$9,745,540	$1,447,131

Additions	232,804	292,892
BALANCE AT DECEMBER 31, 2010	9,978,344	1,740,023

Additions	109,445	415,232
BALANCE AT DECEMBER 31, 2011	10,087,789	2,155,255

Additions	255,870	247,728
BALANCE AT DECEMBER 31, 2012	$10,343,659	$2,402,983