Form 10-Q
period 2013-06-30
WELLS REAL ESTATE FUND XIII L P
filed 2013-08-13
CIK 1127245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
The accompanying financial statements should be read in conjunction with the notes to the Partnership's financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations, all included in both this Quarterly Report on Form 10-Q and in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2012. The Partnership's results of operations for the three months and six months ended June 30, 2013 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND XIII, L.P.

BALANCE SHEETS

	(Unaudited)
	June 30, 2013	December 31, 2012
Assets:
Investment in joint ventures	$11,147,581	$11,170,549
Cash and cash equivalents	3,850,108	3,732,881
Due from joint ventures	29,576	90,856
Other assets	15,351	18,000
Total assets	$15,042,616	$15,012,286

Liabilities:
Accounts payable and accrued expenses	$4,720	$8,424
Due to affiliates	6,497	7,922
Total liabilities	11,217	16,346

Commitments and Contingencies

Partners' Capital:
Limited Partners:
Cash Preferred – 3,213,008 units issued and outstanding	15,014,026	14,978,922
Tax Preferred – 559,040 units issued and outstanding	—	—
General Partners	17,373	17,018
Total partners' capital	15,031,399	14,995,940
Total liabilities and partners' capital	$15,042,616	$15,012,286
See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Equity in Income (Loss) of Joint Ventures	$(1,562)	$33,344	$135,541	$78,293

General and Administrative Expenses	38,556	41,274	100,082	96,152
Net Income (Loss)	$(40,118)	$(7,930)	$35,459	$(17,859)

Net Income (Loss) Allocated to:
Cash Preferred Limited Partners	$(39,717)	$(7,851)	$35,104	$(17,680)
Tax Preferred Limited Partners	$—	$—	$—	$—
General Partners	$(401)	$(79)	$355	$(179)

Net Income (Loss) per Weighted-Average Limited Partner Unit:
Cash Preferred	$(0.01)	$0.00	$0.01	$(0.01)
Tax Preferred	$0.00	$0.00	$0.00	$0.00

Weighted-Average Limited Partner Units Outstanding:
Cash Preferred	3,213,008	3,213,008	3,213,008	3,213,008
Tax Preferred	559,040	559,040	559,040	559,040
See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF PARTNERS' CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 2012
AND THE SIX MONTHS ENDED JUNE 30, 2013 (UNAUDITED)

	Limited Partners				General Partners	Total Partners' Capital
	Cash Preferred		Tax Preferred
	Units	Amount	Units	Amount
BALANCE, December 31, 2011	3,213,008	$14,968,583	559,040	$—	$16,914	$14,985,497

Net income	—	10,339	—	—	104	10,443
BALANCE, December 31, 2012	3,213,008	14,978,922	559,040	—	17,018	14,995,940

Net income	—	35,104	—	—	355	35,459
BALANCE, June 30, 2013	3,213,008	$15,014,026	559,040	$—	$17,373	$15,031,399
See accompanying notes.

 WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF CASH FLOWS

	(Unaudited)
	Six Months Ended
	June 30,
	2013	2012
Cash Flows from Operating Activities:
Net income (loss)	$35,459	$(17,859)
Operating distributions received from joint ventures	219,789	351,671
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in income of joint ventures	(135,541)	(78,293)
Changes in assets and liabilities:
Decrease (increase) in other assets	2,649	(7,204)
Decrease in accounts payable and accrued expenses	(3,704)	(3,676)
Decrease in due to affiliates	(1,425)	(2,609)
Net cash provided by operating activities	117,227	242,030
Net Increase in Cash and Cash Equivalents	117,227	242,030

Cash and Cash Equivalents, beginning of period	3,732,881	3,449,487
Cash and Cash Equivalents, end of period	$3,850,108	$3,691,517
See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.
CONDENSED NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2013 (unaudited)

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

•
First, to all Cash Preferred limited partners on a per-unit basis until such limited partners have received distributions equal to a 10% per annum return on their respective net capital contributions, as defined;

•	Second, to the General Partners until the General Partners have received distributions equal to 10% of the total cumulative distributions paid by the Partnership; and

•	Third, to the Cash Preferred limited partners on a per-unit basis and the General Partners allocated on a basis of 90% and 10%, respectively.
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
Recent Accounting Pronouncement

In April 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2013-07, Presentation of Financial Statements Topic Liquidation Basis of Accounting ("ASU 2013-07"). ASU 2013-07 requires an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is considered imminent when the likelihood is remote that the organization will return from liquidation and either: (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties; or (b) a plan for liquidation is being imposed by other forces. ASU 2013-07 will be effective for the Partnership beginning on January 1, 2014. The Partnership expects that the adoption of ASU 2013-07 will not have a material impact on its financial statements or disclosures.

3.	INVESTMENT IN JOINT VENTURES
Summary of Financial Information
Condensed financial information for the Joint Ventures for the three months and six months ended June 30, 2013 and 2012, respectively, is presented below:

	Total Revenues		Net Income (Loss)		Total Revenues		Net Income (Loss)
	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2013	2012	2013	2012	2013	2012	2013	2012
Fund XIII-REIT Associates	$480,025	$700,842	$(206,439)	$(183,291)	$1,270,262	$1,342,716	$(45,518)	$(369,663)
Fund XIII-XIV Associates	314,249	374,983	119,383	179,424	709,010	786,362	313,608	385,213
	$794,274	$1,075,825	$(87,056)	$(3,867)	$1,979,272	$2,129,078	$268,090	$15,550
Due from Joint Ventures
As presented in the accompanying balance sheets, due from joint ventures as of June 30, 2013 and December 31, 2012 includes operating cash flow generated by Fund XIII-XIV Associates during the three months ended June 30, 2013 and December 31, 2012, respectively, which is payable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS
Management and Leasing Fees
The Partnership has entered into a property management, leasing, and asset management agreement with Wells Management Company, Inc. ("Wells Management"), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Partnership's properties, owned through the Joint Ventures, equal to the lesser of (a) 4.5% of the gross revenues collected monthly; plus, a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month's rent, or (b) fees that would be paid to a comparable outside firm, which is assessed periodically based on market studies. In the case of commercial properties leased on a long-term net-lease basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, are included in equity in income of joint ventures in the accompanying statements of operations. The Partnership's share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures and payable to Wells Management is $5,545 and $10,127 for the three months ended June 30, 2013 and 2012, respectively, and $13,252 and $19,072 for the six months ended June 30, 2013 and 2012, respectively.
Administrative Reimbursements
Wells Capital, one of the Partnership's General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses payable to Wells Capital and Wells Management of $19,830 and $21,432 for the three months ended June 30, 2013 and 2012, respectively, and $40,542 and $46,797 for the six months ended June 30, 2013 and 2012, respectively. In addition, Wells Capital and Wells Management pay for certain operating expenses of the Partnership ("bill-backs") directly and invoice the Partnership for the reimbursement thereof on a quarterly basis. As presented in the accompanying balance sheets, due to affiliates as of June 30, 2013 and December 31, 2012 represents administrative reimbursements and bill-backs due to Wells Capital and/or Wells Management.

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
Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the management of assets for WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as distribution income earned from its holdings of common stock of Piedmont REIT, which was acquired in connection with the Piedmont REIT internalization transaction. As of June 30, 2013, the Partnership has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due. Modifying service agreements between WREF, or its affiliates, and the Partnership, or other WREF-sponsored programs, could impact WREF's future net income and future access to liquidity and capital resources. For example, a large portion of WREF's income is derived under agreements with Columbia Property Trust, Inc. ("Columbia"), formerly known as Wells Real Estate Investment Trust II, Inc. Effective February 28, 2013, Columbia transitioned to self-management and indicated that it does not expect to rely on WREF for the same level of services beyond December 31, 2013. As such, WREF does not expect to receive significant compensation from Columbia beyond December 31, 2013.

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
Certain lease agreements include provisions that, at the option of the tenant, may obligate the Partnership to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. As a result of the lease executed in September 2012, the tenant at 8560 Upland Drive, Molycorp Minerals, LLC ("Molycorp"), has the right to request the reimbursement of tenant improvements of up to approximately $256,000, which would be required to be funded by Fund XIII-REIT Associates.
In May 2013, Fund XIII-XIV Associates executed a lease amendment with Cemex Construction Materials Florida, LLC ("Cemex") at the Siemens - Orlando Building. As a result, Cemex has the right to request the reimbursement of agreed upon tenant improvements estimated at approximately $157,000, which would be required to be funded by Fund XIII-XIV Associates.

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
Portfolio Overview
We are currently in the positioning-for-sale phase of our life cycle. We have sold four of the seven properties in which we have held interests. On May 10, 2013, Fund XIII-XIV Associates and Cemex entered into a lease amendment at the Siemens – Orlando Building, which reduced Cemex's square footage leased from approximately 16% to approximately 13%, effective January 1, 2013, and extended the lease term on the reduced square footage from April 30, 2013 to December 31, 2018. While our focus at this time involves leasing and marketing efforts at our remaining properties that we believe will ultimately result in a better disposition pricing of our assets for our limited partners, we will evaluate offers to sell our properties on an as-is basis.
Molycorp Minerals, LLC ("Molycorp"), which leases approximately 17% of the 8560 Upland Drive property, has ceased paying rent effective in February 2013, claiming that the landlord failed to provide certain utilities which entitles Molycorp to cancel the lease. Fund XIII-REIT Associates believes that Molycorp's claims are without merit and we are currently pursuing collection of amounts due. As a result, Fund XIII-REIT Associates has fully reserved all outstanding receivable balances related to Molycorp as of June 30, 2013.
The second quarter 2013 operating distributions to limited partners holding Cash Preferred Units were reserved. We anticipate that operating distributions will continue to be reserved in the near-term as a result of our intention to fund our pro rata share of property operating costs and anticipated re-leasing costs in connection with the current vacancies at our remaining properties.
Property Summary
As we move further into the positioning-for-sale phase, we will continue to focus on leasing and marketing efforts at our remaining properties that we believe will ultimately result in a better disposition pricing of our assets for our limited partners. We will also evaluate offers to sell our remaining properties on an as-is basis, as well as, explore strategic alternatives, including marketing our equity ownership in Fund XIII-REIT Associates. As of July 31, 2013, we owned interests in three properties.

Information relating to the properties owned, or previously owned, by the Joint Ventures is provided below:

•	The AmeriCredit Building was sold on April 13, 2005.

•	The John Wiley Building was sold on April 13, 2005.

•	The 7500 Setzler Parkway building was sold on January 31, 2007.

•	The Randstad – Atlanta Building was sold on April 24, 2007.

•
8560 Upland Drive, located in Englewood, Colorado, is currently 74% leased to two tenants. The major lease to Quantum Corporation extends through December 2021. Molycorp Minerals, LLC ("Molycorp"), which leases approximately 17% of the 8560 Upland Drive property, has ceased paying rent effective in February 2013, claiming that the landlord failed to provide certain utilities which entitles Molycorp to cancel the lease. Fund XIII-REIT Associates believes that Molycorp's claims are without merit and we are currently pursuing collection of amounts due. We are marketing the vacant space, including Molycorp's space, in this building for lease.

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
Short-Term Liquidity
During the six months ended June 30, 2013, we generated net cash flows from operating activities, including operating distributions received from the Joint Ventures, of approximately $117,000. Operating distributions from the Joint Ventures generally consist of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. We continued to reserve the net operating cash flows generated in 2013 to fund our pro rata share of anticipated re-leasing costs in connection with the current vacancies at our remaining properties. The extent to which any future operating distributions are paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs to fund our share of tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures. We anticipate that operating distributions from the Joint Ventures may decline in the near term as a result of funding our pro rata share of property operating costs and anticipated re-leasing costs at our remaining properties.
We believe that the cash on hand and distributions due from the Joint Ventures will be sufficient to cover our working capital needs, including those provided for within our total liabilities of approximately $11,000 as of June 30, 2013.
Long-Term Liquidity
We expect that our future sources of capital will be primarily derived from operating cash flows generated from the properties owned by the Joint Ventures and net proceeds generated from the sale of those properties. Our future long-term liquidity requirements will include, but not be limited to, funding our share of tenant improvements, renovations, expansions, and other significant capital improvements necessary for properties owned through the Joint Ventures. We expect to continue to use substantially all future net cash from operations, including distributions received from the Joint Ventures, to fund (i) leasing costs and capital expenditures necessary to position our properties for sale and (ii) our general and administrative expenses. To the extent that residual operating cash flows remain after considering these funding requirements, we would then distribute such residual operating cash flow to the limited partners.
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
As of June 30, 2013, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

	Net Sale Proceeds	Partnership's Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of June 30, 2013	Undistributed Net Sale Proceeds as of June 30, 2013
Property Sold				Amount	Purpose
AmeriCredit Building (sold in 2005)	$14,301,802	28.11%	$4,020,236	$—	—	$4,020,236	$—
John Wiley Building (sold in 2005)	$21,427,599	28.11%	6,023,298	—	—	6,023,298	—
7500 Setzler Parkway (sold in 2007)	$8,723,080	47.30%	4,126,017	—	—	4,126,017	—
Randstad-Atlanta Building (sold in 2007)	$8,992,600	47.30%	4,253,500	—	—	4,240,448	13,052
Total			$18,423,051	$—		$18,409,999	$13,052
Upon evaluating the capital needs of the properties in which we currently own an interest, our General Partners have determined to reserve the remaining net sale proceeds.
Results of Operations
Comparison of the three months ended June 30, 2012 versus the three months ended June 30, 2013
Equity in Income (Loss) of Joint Ventures
Equity in income (loss) of Joint Ventures decreased from income of $33,344 for the three months ended June 30, 2012 to a loss of $(1,562) for the three months ended June 30, 2013, primarily due to (i) a decrease in rental and reimbursement revenue at the Siemens - Orlando Building as a result of the recent amendment executed in May 2013 with Cemex, which included a reduction in square footage leased effective January 1, 2013, and (ii) recognizing bad debt expense in the second quarter of 2013 as a result of Molycorp ceasing to pay rent effective in February 2013. Absent leasing activity at our remaining properties, we expect equity in income of Joint Ventures to remain stable in the near term; however, if we are unable to secure suitable replacement tenants for Two Park Center (American Intercontinental University's lease is scheduled to expire on December 31, 2013) and Siemens - Orlando Building (Siemens Real Estate lease is scheduled to expire on April 30, 2014), equity in income of Joint Ventures would decline.
General and Administrative Expenses
General and administrative expenses decreased from $41,274 for the three months ended June 30, 2012 to $38,556 for the three months ended June 30, 2013, primarily due to a decrease in general and administrative expenses incurred in the second quarter of 2012 for regulatory requirements. We anticipate that future general and administrative expenses will vary primarily based on future changes in our reporting and regulatory requirements.
Comparison of the six months ended June 30, 2012 versus the six months ended June 30, 2013
Equity in Income of Joint Ventures
Equity in income of Joint Ventures increased from $78,293 for the six months ended June 30, 2012 to $135,541 for the six months ended June 30, 2013. The increase is primarily attributable to (i) an increase in rental revenue at 8560 Upland Drive as a result of an increase in occupancy, (ii) an increase in utility reimbursement revenue at 8560 Upland Drive, (iii) a reduction in prior year property taxes at Two Park Center recognized in the first quarter of 2013, (iv) a refund of 2009 property taxes at Two Park Center recognized in the second quarter of 2013, partially offset by (v) recognizing bad debt expense in the second quarter of 2013 as a result of Molycorp ceasing to pay rent effective in February 2013. Absent leasing activity at our remaining properties, we expect equity in income of Joint Ventures to decline in the near term as a result of property tax adjustments recognized in the first six months of 2013. In addition, if we are unable to secure suitable replacement tenants for Two Park Center (American Intercontinental University's lease is scheduled to expire on December 31, 2013) and Siemens - Orlando Building (Siemens Real Estate lease is scheduled to expire on April 30, 2014), equity in income of Joint Ventures would decline further.
General and Administrative Expenses
General and administrative expenses remained relatively stable at $96,152 for the six months ended June 30, 2012 and $100,082 for the six months ended June 30, 2013. We anticipate that future general and administrative expenses will vary primarily based on future changes in our reporting and regulatory requirements.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management's judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended June 30, 2013, requiring disclosure under Item 103 of Regulation S-K.

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act during the quarter ended June 30, 2013.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended June 30, 2013.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended June 30, 2013.

(b)	Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.OTHER INFORMATION

(a)	During the quarter ended June 30, 2013, there was no information required to be disclosed in a report on Form
8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS
The Exhibits to this report are set forth on Exhibit Index to Second Quarter Form 10-Q attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XIII, L.P. (Registrant)

	By:	WELLS CAPITAL, INC. (General Partner)

August 13, 2013		/s/ BRIAN M. DAVIS
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