Form 10-Q
period 2013-09-30
WELLS REAL ESTATE FUND XIII L P
filed 2013-11-12
CIK 1127245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
The accompanying financial statements should be read in conjunction with the notes to the Partnership's financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations, all included in both this Quarterly Report on Form 10-Q and in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2012. The Partnership's results of operations for the three months and nine months ended September 30, 2013 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND XIII, L.P.

BALANCE SHEETS

	(Unaudited)
	September 30, 2013	December 31, 2012
Assets:
Investment in joint ventures	$9,857,494	$11,170,549
Cash and cash equivalents	3,842,410	3,732,881
Due from joint ventures	130,233	90,856
Other assets	15,351	18,000
Total assets	$13,845,488	$15,012,286

Liabilities:
Accounts payable and accrued expenses	$3,322	$8,424
Due to affiliates	6,426	7,922
Total liabilities	9,748	16,346

Commitments and Contingencies

Partners' Capital:
Limited Partners:
Cash Preferred – 3,213,008 units issued and outstanding	13,830,323	14,978,922
Tax Preferred – 559,040 units issued and outstanding	—	—
General Partners	5,417	17,018
Total partners' capital	13,835,740	14,995,940
Total liabilities and partners' capital	$13,845,488	$15,012,286
See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Equity in Income of Joint Ventures	$63,577	$76,586	$199,118	$154,879

Impairment Loss on Interest in Joint Venture	1,223,431	—	1,223,431	—

General and Administrative Expenses	35,805	53,801	135,887	149,953
Net Income (Loss)	$(1,195,659)	$22,785	$(1,160,200)	$4,926

Net Income (Loss) Allocated to:
Cash Preferred Limited Partners	$(1,183,703)	$22,557	$(1,148,599)	$4,877
Tax Preferred Limited Partners	$—	$—	$—	$—
General Partners	$(11,956)	$228	$(11,601)	$49

Net Income (Loss) per Weighted-Average Limited Partner Unit:
Cash Preferred	$(0.37)	$0.01	$(0.36)	$0.00
Tax Preferred	$0.00	$0.00	$0.00	$0.00

Weighted-Average Limited Partner Units Outstanding:
Cash Preferred	3,213,008	3,213,008	3,213,008	3,213,008
Tax Preferred	559,040	559,040	559,040	559,040
See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF PARTNERS' CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 2012
AND THE NINE MONTHS ENDED SEPTEMBER 30, 2013 (UNAUDITED)

	Limited Partners				General Partners	Total Partners' Capital
	Cash Preferred		Tax Preferred
	Units	Amount	Units	Amount
BALANCE, December 31, 2011	3,213,008	$14,968,583	559,040	$—	$16,914	$14,985,497

Net income	—	10,339	—	—	104	10,443
BALANCE, December 31, 2012	3,213,008	14,978,922	559,040	—	17,018	14,995,940

Net loss	—	(1,148,599)	—	—	(11,601)	(1,160,200)
BALANCE, September 30, 2013	3,213,008	$13,830,323	559,040	$—	$5,417	$13,835,740
See accompanying notes.

 WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF CASH FLOWS

	(Unaudited)
	Nine Months Ended
	September 30,
	2013	2012
Cash Flows from Operating Activities:
Net income (loss)	$(1,160,200)	$4,926
Impairment loss on interest in joint venture	1,223,431	—
Operating distributions received from joint ventures	249,365	450,441
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in income of joint ventures	(199,118)	(154,879)
Changes in assets and liabilities:
Decrease (increase) in other assets	2,649	(2,704)
Decrease in accounts payable and accrued expenses	(5,102)	(4,222)
(Decrease) increase in due to affiliates	(1,496)	587
Net cash provided by operating activities	109,529	294,149
Net Increase in Cash and Cash Equivalents	109,529	294,149

Cash and Cash Equivalents, beginning of period	3,732,881	3,449,487
Cash and Cash Equivalents, end of period	$3,842,410	$3,743,636
See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.
CONDENSED NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 (unaudited)

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
During the third quarter of 2013, the Partnership evaluated the fair value of its equity interest in Fund XIII-REIT Associates and determined that it was less than the carrying value and that such loss in value was determined to be other than temporary, primarily due to management redefining its strategy for the Partnership in the third quarter of 2013. Accordingly, the Partnership reduced the carrying value of its equity interest in Fund XIII-REIT Associates to its estimated fair value based on direct offers received on the underlying real estate assets and recognized a corresponding impairment loss of approximately $1,223,431 in the third quarter of 2013. The fair value measurements used in this evaluation of nonfinancial assets are considered to be Level 1 valuations within the fair value hierarchy outlined below, based on direct offers received on the underlying real estate assets.
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
Summary of Financial Information
Condensed financial information for the Joint Ventures for the three months and nine months ended September 30, 2013 and 2012, respectively, is presented below:

	Total Revenues		Net Income (Loss)		Total Revenues		Net Income (Loss)
	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013	2012	2013	2012
Fund XIII-REIT Associates	$765,446	$643,884	$(157,277)	$1,663	$2,035,708	$1,986,600	$(202,795)	$(368,000)
Fund XIII-XIV Associates	401,819	374,373	227,881	160,927	1,110,829	1,160,735	541,489	546,140
	$1,167,265	$1,018,257	$70,604	$162,590	$3,146,537	$3,147,335	$338,694	$178,140
Impairment of Investment in Fund XIII-REIT Associates
During the third quarter of 2013, the Partnership recognized an impairment loss on its equity interest in Fund XIII-REIT Associates of $1,223,431 primarily due to management redefining its strategy for the Partnership in the third quarter of 2013.
Due from Joint Ventures
As presented in the accompanying balance sheets, due from joint ventures as of September 30, 2013 and December 31, 2012 includes operating cash flow generated by Fund XIII-XIV Associates during the three months ended September 30, 2013 and December 31, 2012, respectively, which is payable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS
Management and Leasing Fees
The Partnership has entered into a property management, leasing, and asset management agreement with Wells Management Company, Inc. ("Wells Management"), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Partnership's properties, owned through the Joint Ventures, equal to the lesser of (a) 4.5% of the gross revenues collected monthly; plus, a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month's rent, or (b) fees that would be paid to a comparable outside firm, which is assessed periodically based on market studies. In the case of commercial properties leased on a long-term net-lease basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, are included in equity in income of joint ventures in the accompanying statements of operations. The Partnership's share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures and payable to Wells Management is $1,820 and $7,383 for the three months ended September 30, 2013 and 2012, respectively, and $10,710 and $26,455 for the nine months ended September 30, 2013 and 2012, respectively.
Administrative Reimbursements
Wells Capital, one of the Partnership's General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses.

Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses payable to Wells Capital and Wells Management of $18,982 and $30,081 for the three months ended September 30, 2013 and 2012, respectively, and $59,523 and $76,878 for the nine months ended September 30, 2013 and 2012, respectively. In addition, Wells Capital and Wells Management pay for certain operating expenses of the Partnership ("bill-backs") directly and invoice the Partnership for the reimbursement thereof on a quarterly basis. As presented in the accompanying balance sheets, due to affiliates as of September 30, 2013 and December 31, 2012 represents administrative reimbursements and bill-backs due to Wells Capital and/or Wells Management.
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
Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the management of assets for WREF-sponsored programs and the volume of future dispositions of real estate assets by WREF-sponsored programs, as well as distribution income earned from its holdings of common stock of Piedmont REIT, which was acquired in connection with the Piedmont REIT internalization transaction. As of September 30, 2013, the Partnership has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash flow generated from operations, cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due. Modifying service agreements between WREF, or its affiliates, and the Partnership, or other WREF-sponsored programs, could impact WREF's future net income and future access to liquidity and capital resources. For example, a large portion of WREF's income is derived under agreements with Columbia Property Trust, Inc. ("Columbia"), formerly known as Wells Real Estate Investment Trust II, Inc. Effective February 28, 2013, Columbia transitioned to self-management and indicated that it does not expect to rely on WREF for the same level of services beyond December 31, 2013. In addition, a smaller portion of WREF’s income is derived under agreements with CatchMark Timber Trust, Inc. (“CatchMark”), formerly known as Wells Timberland REIT, Inc. Effective October 25, 2013, CatchMark also transitioned to self-management and indicated that it does not expect to rely on WREF for the same level of services beyond June 30, 2014. As such, WREF does not expect to receive significant compensation from Columbia or CatchMark beyond December 31, 2013 and June 30, 2014, respectively.

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
Certain lease agreements include provisions that, at the option of the tenant, may obligate the Partnership to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. As a result of the lease executed in September 2012, the tenant at 8560 Upland Drive, Molycorp Minerals, LLC ("Molycorp"), has the right to request the reimbursement of tenant improvements of up to approximately $256,000, which would be required to be funded by Fund XIII-REIT Associates. Molycorp ceased paying rent effective in February 2013 claiming that the landlord failed to provide certain utilities which entitles

Molycorp to cancel the lease. Fund XIII-REIT Associates believes that Molycorp's claims are without merit and Fund XIII-REIT Associates is currently pursuing collection of amounts due.
In May 2013, Fund XIII-XIV Associates executed a lease amendment with Cemex Construction Materials Florida, LLC ("Cemex") at the Siemens - Orlando Building. As a result, Cemex has the right to request the reimbursement of agreed upon tenant improvements estimated at approximately $290,000, which would be required to be funded by Fund XIII-XIV Associates.

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
Molycorp which leases approximately 17% of the 8560 Upland Drive property, has ceased paying rent effective in February 2013, claiming that the landlord failed to provide certain utilities which entitles Molycorp to cancel the lease. Fund XIII-REIT Associates believes that Molycorp's claims are without merit and we are currently pursuing collection of amounts due. As a result, Fund XIII-REIT Associates has fully reserved all outstanding receivable balances related to Molycorp as of September 30, 2013.
The third quarter 2013 operating distributions to limited partners holding Cash Preferred Units were reserved. We anticipate that operating distributions will continue to be reserved in the near-term as a result of our intention to fund our pro rata share of property operating costs and anticipated re-leasing costs in connection with the current vacancies at our remaining properties.
Property Summary
As we move further into the positioning-for-sale phase, we will continue to focus on leasing and marketing efforts at our remaining properties that we believe will ultimately result in a better disposition pricing of our assets for our limited partners. We will also evaluate offers to sell our remaining properties on an as-is basis, as well as, explore strategic alternatives, including marketing our equity ownership in Fund XIII-REIT Associates. As of October 31, 2013, we owned interests in three properties.
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

•
The Siemens – Orlando Building, located in Orlando, Florida, is currently 100% leased to three tenants: Siemens Real Estate (approximately 63%, expiring April 2014), Etour and Travel, Inc. (approximately 21%, expiring December 2017), and Cemex Construction Materials Florida, LLC (approximately 16%, expiring December 2018).

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
Short-Term Liquidity
During the nine months ended September 30, 2013, we generated net cash flows from operating activities, including operating distributions received from the Joint Ventures, of approximately $110,000. Operating distributions from the Joint Ventures generally consist of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. We continued to reserve the net operating cash flows generated in 2013 to fund our pro rata share of anticipated re-leasing costs in connection with the current vacancies at our remaining properties. The extent to which any future operating distributions are paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs to fund our share of tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures. We anticipate that operating distributions from the Joint Ventures may decline in the near term as a result of funding our pro rata share of property operating costs and anticipated re-leasing costs at our remaining properties.
We believe that the cash on hand and distributions due from the Joint Ventures will be sufficient to cover our working capital needs, including those provided for within our total liabilities of approximately $10,000, as of September 30, 2013.

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
As of September 30, 2013, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

	Net Sale Proceeds	Partnership's Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners	Undistributed Net Sale Proceeds
Property Sold				Amount	Purpose
AmeriCredit Building (sold in 2005)	$14,301,802	28.11%	$4,020,236	$—	—	$4,020,236	$—
John Wiley Building (sold in 2005)	$21,427,599	28.11%	6,023,298	—	—	6,023,298	—
7500 Setzler Parkway (sold in 2007)	$8,723,080	47.30%	4,126,017	—	—	4,126,017	—
Randstad-Atlanta Building (sold in 2007)	$8,992,600	47.30%	4,253,500	—	—	4,240,448	13,052
Total			$18,423,051	$—		$18,409,999	$13,052
Upon evaluating the capital needs of the properties in which we currently own an interest, our General Partners have determined to reserve the remaining net sale proceeds.
Results of Operations
Comparison of the three months ended September 30, 2012 versus the three months ended September 30, 2013
Equity in Income of Joint Ventures
Equity in income of Joint Ventures decreased from $76,586 for the three months ended September 30, 2012 to $63,577 for the three months ended September 30, 2013, primarily due to a decrease in 2011 real estate taxes levied at Two Park Center recognized in June 2012 in connection with the receipt of the final bill. Absent leasing activity at our remaining properties, we expect equity in income of Joint Ventures to remain stable in the near term; however, if we are unable to secure suitable replacement tenants for Two Park Center (American Intercontinental University's lease is scheduled to expire on December 31, 2013) and Siemens - Orlando Building (Siemens Real Estate lease is scheduled to expire on April 30, 2014), equity in income of Joint Ventures would decline.

Impairment Loss on Interest in joint venture
Impairment of interest in joint venture increased from $0 for the three months ended September 30, 2012 to $1,223,431 for the three months ended September 30, 2013, due to the Partnership recognizing an impairment loss, which was determined to be other than temporary, on its equity interest in Fund XIII-REIT Associates as a result of management redefining its strategy for the Partnership in the third quarter of 2013.

General and Administrative Expenses
General and administrative expenses decreased from $53,801 for the three months ended September 30, 2012 to $35,805 for the three months ended September 30, 2013, primarily due to a decrease in administrative reimbursements and administrative costs related to reporting and regulatory requirements. We anticipate that future general and administrative expenses will vary primarily based on future changes in our reporting and regulatory requirements.
Comparison of the nine months ended September 30, 2012 versus the nine months ended September 30, 2013
Equity in Income of Joint Ventures
Equity in income of Joint Ventures increased from $154,879 for the nine months ended September 30, 2012 to $199,118 for the nine months ended September 30, 2013, primarily due to (i) an increase in rental revenue at 8560 Upland Drive as a result of an increase in occupancy, (ii) an increase in utility reimbursement revenue at 8560 Upland Drive, (iii) a reduction in prior year property taxes at Two Park Center recognized in the first quarter of 2013, and (iv) a refund of 2009 property taxes at Two Park Center recognized in the second quarter of 2013. Absent leasing activity at our remaining properties, we expect equity in income of Joint Ventures to decline in the near term as a result of property tax adjustments recognized in 2013 at Two Park Center. In addition, if we are unable to secure suitable replacement tenants for Two Park Center (American Intercontinental University's lease is scheduled to expire on December 31, 2013) and Siemens - Orlando Building (Siemens Real Estate lease is scheduled to expire on April 30, 2014), equity in income of Joint Ventures would decline further.
Impairment Loss on Interest in joint venture
Impairment of interest in joint venture increased from $0 for the nine months ended September 30, 2012 to $1,223,431 for the nine months ended September 30, 2013, due to the Partnership recognizing an impairment loss, which was determined to be other than temporary, on its equity interest in Fund XIII-REIT Associates as a result of management redefining its strategy for the Partnership in the third quarter of 2013.

General and Administrative Expenses
General and administrative expenses decreased from $149,953 for the nine months ended September 30, 2012 to $135,887 for the nine months ended September 30, 2013, primarily due to a decrease in administrative reimbursements and administrative costs related to reporting and regulatory requirements. We anticipate that future general and administrative expenses will vary primarily based on future changes in our reporting and regulatory requirements.
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
Investment in Joint Ventures
We have evaluated the Joint Ventures and concluded that none are variable interest entities. We do not have control over the operations of the Joint Ventures; however, we do exercise significant influence. Approval by us as well as the other joint venture partners is required for any major decision or any action that would materially affect the Joint Ventures or their real property investments. Accordingly, we account for our investments in the Joint Ventures using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. Pursuant to the terms of the joint venture agreements, all income (loss) and distributions are allocated to joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations, if available, are generally distributed to the joint venture partners on a quarterly basis.
During the third quarter of 2013, we evaluated the fair value of our equity interest in Fund XIII-REIT Associates and determined that it was less than the carrying value and that such loss in value was determined to be other than temporary, primarily due to management redefining its strategy for the Partnership in the third quarter of 2013. Accordingly, we reduced the carrying value of its equity interest in Fund XIII-REIT Associates to its estimated fair value based on direct offers received on the underlying real estate assets and recognized a corresponding impairment loss of approximately $1,223,431 in the third quarter of 2013.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management's judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended September 30, 2013, requiring disclosure under Item 103 of Regulation S-K.

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act during the quarter ended September 30, 2013.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended September 30, 2013.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended September 30, 2013.

(b)	Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.OTHER INFORMATION

(a)	During the quarter ended September 30, 2013, there was no information required to be disclosed in a report on Form
8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS
The Exhibits to this report are set forth on Exhibit Index to Third Quarter Form 10-Q attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XIII, L.P. (Registrant)

	By:	WELLS CAPITAL, INC. (General Partner)

November 12, 2013		/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams
On behalf of the registrant and as Senior Vice President and Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX
TO THIRD QUARTER FORM 10-Q
OF
WELLS REAL ESTATE FUND XIII, L.P.

Exhibit Number	Description of Document

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.