Form 10-K
period 2013-12-31
WELLS REAL ESTATE FUND XIII L P
filed 2014-03-28
CIK 1127245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-K
__________________________________

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2013

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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ (Do not check if a smaller reporting company) Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The registrant conducted its offering pursuant to a Form S-11, which commenced on March 29, 2001 and terminated on March 28, 2003. Units in the offering were sold at $10 per limited partnership unit, with discounts available for certain categories of purchasers. There is no established market for the registrant's limited partnership units. The number of Cash Preferred Units and Tax Preferred Units held by non-affiliates as of June 30, 2013 was approximately 3,210,912 and 559,040, respectively.

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
As of February 28, 2014, we owned a partial interest in three properties encompassing 424,000 square feet. See Item 2, "Properties" for a more detailed description of the properties we owned or own an interest through joint ventures during the periods presented.
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
Employees
We have no direct employees. The employees of Wells Capital and Wells Management Company, Inc. ("Wells Management"), an affiliate of the General Partners, perform a full range of real estate and administrative services for us, including leasing and property management, accounting, asset management, and investor relations. See Item 13, "Certain Relationships and Related Transactions,"

for a summary of the fees paid to the General Partners or their affiliates during the years ended December 31, 2013, 2012, and 2011.
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
Wells Capital and Wells Management are owned and controlled by WREF. The operations of Wells Capital, Wells Investment Securities, Inc. ("WIS"), Wells Management, and their affiliates represent substantially all of the business of WREF. Accordingly, we focus on the financial condition of WREF when assessing the financial condition of Wells Capital and Wells Management. In the event that WREF were to become unable to meet its obligations as they become due, we might be required to find alternative service providers. As of December 31, 2013, we have no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due.
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
Website Address
Access to copies of each of our filings with the SEC is available, free of charge, on the SEC's website, located at http://www.sec.gov. We maintain an Internet website, located at http://www.wellsref.com. Reference to our website does not constitute incorporation by reference of the information contained on the site and should not be considered part of this document.

ITEM 1A.	RISK FACTORS.
Risk Related to Current Economic Conditions
Current economic conditions may cause market rental rates and property values to decline, may impede disposition of our properties at commercially reasonable terms, and have had, and will likely continue to have, an adverse effect on our financial condition.
Current economic conditions, the availability and cost of credit, turmoil in the mortgage market, and declining real estate markets have contributed to increased volatility, lower real estate values, and diminished expectations for real estate markets and the economy going forward. Should such current economic conditions continue for a prolonged period of time, the value of our commercial real estate assets and the market rental rates that we are able to achieve may continue to decline. Deteriorating economic conditions could adversely impact the ability of one or more of our tenants to honor their lease payments and our ability to re-

lease space on favorable terms as leases expire or as space otherwise becomes vacant at our properties. While we do not anticipate the need to access the credit markets, the impact of the current crisis in the credit markets may adversely affect the ability of potential purchasers of our properties to obtain financing. Therefore, this may affect our timing and/or ability to sell our properties at commercially reasonable terms. The current economic conditions and the difficulties currently being experienced in the mortgage and real estate markets have adversely affected our business model, financial condition, results of operations, and the valuation of our units. A worsening of these conditions would exacerbate the adverse effects that the current market environment has had on us and on commercial real estate in general.
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
We anticipate that we will be required to expend substantial funds in the future for tenant improvements and other costs necessary to re-lease (i) Two Park Center, which is currently vacant, (ii) vacant space at 8560 Upland Drive, which is currently 57% leased, and (iii) space that is currently occupied through April 30, 2014 at the Siemens - Orlando Building. If vacancies remain for a prolonged period of time at Two Park Center, 8560 Upland Drive, and the Siemens - Orlando Building, property earnings would suffer, and we would be required to continue to reserve cash otherwise available for operating distributions to limited partners. In addition, the residual value of these properties would be negatively impacted by vacancy because the market value is largely dependent upon the value of the leases in place at such properties.
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
A property may incur a vacancy either by the continued default of a tenant under its lease or the expiration of one of our leases, such as Two Park Center, which is currently vacant, and 8560 Upland Drive, which is currently 57% leased. Our properties may be leased to a single tenant and/or may be specifically suited to the particular needs of a certain tenant based on the type of business the tenant operates. If a vacancy on any of our properties continues for a long period of time, we may suffer reduced revenues, resulting in less cash to be distributed to limited partners holding Cash Preferred Units. In addition, the resale value of the property could be diminished because the market value of a particular property will depend principally upon the value of the leases of such property.

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
The estimated unit valuations contained in this Annual Report on Form 10-K should not be viewed as an accurate reflection of the value of the limited partners' units, what limited partners might be able to sell their units for, or the fair market value of our properties, nor do they necessarily represent the amount of net proceeds limited partners would receive if our properties were sold and the proceeds distributed in a liquidation of the Partnership in accordance with the net sale proceeds distribution allocation outlined in the partnership agreement. There is no established public trading market for our limited partnership units, and it is not anticipated that a public trading market for the units will ever develop. We did not obtain any third-party appraisals of our properties in connection with these estimated unit valuations. In addition, property values are subject to change and could decline in the future. The valuations performed by the General Partners are estimates only and are based on a number of assumptions that may not be accurate or complete and may or may not be applicable to any specific limited partnership units. Further, these estimated valuations are applicable only to limited partners who purchased their units directly from us in our original public offering of units.

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
Our ability to carry out our current business objectives may be adversely affected by the winding down of WREF.

WREF is winding down its operations and, as a result, its workforce and available capital have been significantly reduced.  Accordingly, we may not be able to rely on our General Partners to allocate sufficient time and resources to our operations, which may adversely affect our ability to operate our business and continue our operations in the same manner as in the past.

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
Our success depends to a significant degree upon the contributions of Leo F. Wells, III, Randy A. Simmons and Parker Hudson, each of whom would be difficult to replace. We cannot guarantee that such persons will remain affiliated with us. If any of Wells Capital's key personnel were to cease their affiliation with us, we may be unable to find suitable replacement personnel, and our operating results could suffer. We do not maintain key person life insurance on any person. We believe that our future success depends, in large part, upon the ability of our General Partners to hire and retain highly skilled managerial and operational personnel. If we lose, or are unable to obtain, the services of highly skilled personnel or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered, and the value of your investment may decline.

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
Overview
We own indirect interests in all of our real estate assets through joint ventures with other entities affiliated with the General Partners and Piedmont Operating Partnership, LP ("Piedmont OP"). Piedmont OP is a Delaware limited partnership, with Piedmont REIT serving as its general partner. Piedmont REIT is a Maryland corporation that qualifies as a real estate investment trust.
During the periods presented, we owned interests in the following joint ventures (the "Joint Ventures") and properties:

		Ownership %		Leased % as of December 31,
Joint Venture	Joint Venture Partners		Properties	2013	2012	2011	2010	2009
Wells Fund XIII-REIT Joint Venture Partnership ("Fund XIII-REIT Associates")	Wells Real Estate Fund XIII, L.P. Piedmont Operating Partnership, LP	28.1% 71.9%	1. 8560 Upland Drive Two connected one-story office and assembly buildings located in Englewood, Colorado	57%	74%	100%(1)	100%	100%
			2. Two Park Center A four-story office building located in Hoffman Estates, Illinois	38%(3)	38%	38%	100%(2)	83%
Fund XIII and Fund XIV Associates ("Fund XIII-XIV Associates")	Wells Real Estate Fund XIII, L.P. Wells Real Estate Fund XIV, L.P.	47.3% 52.7%	3. Siemens - Orlando Building Two one-story office buildings located in Orlando, Florida	100%	100%	100%	100%	100%

(1)	Effective January 1, 2012, 8560 Upland Drive was 57% leased.

(2)	Effective January 1, 2011, Two Park Center was 38% leased.

(3)	Effective January 1, 2014, Two Park Center was 0% leased.

Wells Real Estate Fund XIV, L.P. is affiliated with us through common general partners. Each of the properties described above was acquired on an all-cash basis.

Lease Expirations
As of December 31, 2013, the lease expirations scheduled during the following 10 years for all properties in which we held an interest through the Joint Ventures, assuming no exercise of renewal options or termination rights, are summarized below:

Year of Lease Expiration	Number of Leases Expiring	Square Feet Expiring	Annualized Gross Base Rent in Year of Expiration	Partnership Share of Annualized Gross Base Rent in Year of Expiration(1)	Percentage of Total Square Feet Expiring	Percentage of Total Annualized Gross Base Rent in Year of Expiration

2014(2)	1	52,125	$807,938	$382,154	31.4%	38.5%
2017(3)	1	16,964	275,156	130,149	10.2%	13.1%
2018(4)	1	13,086	189,616	89,688	7.9%	9.0%
2021(5)	1	83,877	827,866	232,713	50.5%	39.4%
	4	166,052	$2,100,576	$834,704	100.0%	100.0%

(1)	Our share of annualized gross base rent in year of expiration is calculated based on our ownership percentage in the joint venture that owns the leased property.

(2)	Siemens - Orlando Building: Siemens Real Estate lease (approximately 52,100 square feet).

(3)	Siemens - Orlando Building: Etour and Travel, Inc. lease (approximately 17,000 square feet)

(4)	Siemens - Orlando Building: Cemex Construction Materials Florida, LLC lease (approximately 13,100 square feet)

(5)	8560 Upland Drive: Quantum Corporation lease (approximately 83,900 square feet).
Property Descriptions
The properties in which we own an interest through the Joint Ventures during the periods presented are further described below:
8560 Upland Drive
The 8560 Upland Drive property consists of two one-story office buildings connected to a light assembly building containing approximately 148,000 rentable square feet located in Englewood, Colorado. Additionally, Fund XIII-REIT Associates purchased an undeveloped 3.43-acre tract of land immediately adjacent to 8560 Upland Drive. The 8560 Upland Drive property was under a lease agreement with Quantum Corporation ("Quantum") for the entire property, which was set to expire on December 31, 2011. On April 11, 2011, Fund XIII-REIT Associates entered into the first lease amendment, which reduced Quantum's square footage from 100% of the building to approximately 57% of the building, effective January 1, 2012, and extended the lease term on the reduced square footage to December 31, 2021. Quantum has the right to extend the lease term for two additional five-year periods at the then-current fair market rental rate. As of December 31, 2013, annual base rent payable under the Quantum lease was approximately $706,000, increasing by 2% annually each January through the expiration of the lease. The annualized base rent in 2021 will be approximately $828,000.
Two Park Center
Two Park Center is a four-story office building containing approximately 194,000 rentable square feet located in Hoffman Estates, Illinois. Approximately 1% of the building is leased to Piedmont Office Management, LLC (approximately 1,200 square feet for the management office, expiring December 2025). Approximately 38% of the building was under a lease agreement with American Intercontinental University, Inc. ("AIU"). The initial AIU lease, which included approximately 74,300 square feet, commenced in May 2002 and was set to expire in June 2008. From 2003 to 2005, AIU entered into various lease amendments to (i) occupy additional space, increasing the total square footage leased to approximately 159,700 square feet, and (ii) extend all the lease termination dates to December 31, 2010. On July 19, 2010, AIU entered into a lease amendment that reduced AIU's square footage from approximately 159,700 square feet to approximately 60,100 square feet, effective January 1, 2011, and extended the lease term on the reduced square footage from December 31, 2010 to December 31, 2012. Subsequently, AIU entered into a lease amendment for an additional 13,500 square feet, which commenced on March 1, 2011. On January 24, 2012, AIU entered into an amendment to extend the lease term on its square footage from December 31, 2012 to December 31, 2013. On December 31, 2013, the lease expired and AIU vacated the space.

Siemens - Orlando Building
The Siemens - Orlando Building is comprised of two single-story office buildings containing approximately 82,000 aggregate rentable square feet, on an approximately 7.5-acre tract of land located in Orlando, Florida. The Siemens - Orlando Building, which was completed in 2002, is under lease agreements with Siemens Real Estate ("Siemens") (approximately 63%); Cemex Construction Materials Florida, LLC (approximately 16%); and Etour and Travel, Inc. (approximately 21%). Approximately 72% of the property was leased to Siemens through February 29, 2012. On March 21, 2012, Fund XIII-XIV Associates entered into an amendment with Siemens that reduced Siemens' square footage leased from 72% to 63% of the property and extended the termination date of the lease on the reduced square footage from February 29, 2012 to April 30, 2014. As of December 31, 2013, the annual base rent payable under the Siemens lease was approximately $808,000. On March 17, 2014, Fund XIII-XIV Associates entered into the fifth amendment with Siemens, which extended the lease term from May 1, 2014 to April 30, 2019. Following a seven month base rental abatement period, annual base rent per square foot will be $14.00 and shall be payable through April 30, 2015. The base rent is scheduled to increase by $0.50 annually beginning on May 1, 2015. Annualized base rent payable in 2019 will be approximately $834,000.
Cemex Construction Materials Florida, LLC ("Cemex") occupies approximately 13,100 rentable square feet of the Siemens - Orlando Building. The Cemex lease commenced in April 2003 and was set to expire in April 2013. On May 10, 2013, Fund XIII-XIV Associates entered into a lease amendment with Cemex which extended the lease term from April 30, 2013 to December 31, 2018. Cemex has the right, at its option, to extend the initial term of its lease for one additional five-year period at the then-current market rental rate but not less than the base rent last payable under this lease as renewed. As of December 31, 2013, the annual base rent payable under the Cemex lease was approximately $164,000, increasing by 3% annually each January through the expiration of the lease. Annualized base rent payable in 2018 will be approximately $190,000.
Etour and Travel, Inc. ("Etour") occupies approximately 17,000 rentable square feet of the Siemens - Orlando Building. Etour is a subsidiary of Kosmas Group International, Inc. ("Kosmas"), the guarantor of the Etour leases. Approximately 12% of the property was leased to Etour was set to expire on November 30, 2012. On May 1, 2012, Etour exercised its final renewal option that expanded Etour's square footage from 12% to 21% of the property and extended the lease term on its total square footage from November 30, 2012 to December 31, 2017. Etour expanded into the square footage vacated by Siemens in March 2012. As of December 31, 2013, the annual base rent payable under the Etour lease was approximately $245,000, increasing by 3% annually each November through the expiration of the lease. Annualized base rent payable in 2017 will be approximately $275,000.

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
Summary
As of February 28, 2014, 3,213,008 Cash Preferred Units and 559,040 Tax Preferred Units, held by a total of 1,286 and 138 limited partners, respectively, were outstanding. Original capital contributions were equal to $10.00 per each limited partnership unit. As of February 28, 2014, we have returned capital in the form of distributions of net sale proceeds to its limited partners equal to, on average, $4.36 per Cash Preferred Unit and $7.89 per Tax Preferred Unit, as further described below. A public trading market has not been established for our limited partnership units, nor is such a market anticipated to develop in the future. The partnership agreement provides the General Partners with the right to prohibit transfers of units under certain circumstances.
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
The General Partners of the Partnership recently completed their estimated unit valuations as of December 31, 2013. Utilizing the foregoing methodology, the General Partners have estimated our unit valuations, based on their estimates of property values as of December 31, 2013, to be approximately $3.45 per Cash Preferred Unit and $2.94 per Tax Preferred Unit, based upon market conditions existing in early December 31, 2013. These estimates should not be viewed as an accurate reflection of the value of the limited partners' units, how much limited partners might be able to sell their units for, or the fair market value of the Partnership's properties, nor do they necessarily represent the amount of net proceeds limited partners would receive if the our properties were sold and the proceeds were distributed in a liquidation of the Partnership. There is no established public trading market for our limited partnership units, and it is not anticipated that a public trading market for the units will ever develop. In addition, property values are subject to change and could decline in the future. While, as required by the partnership agreement, the General Partners have obtained an opinion from The David L. Beal Company, an independent appraiser certified by the Member Appraisal Institute, to the effect that such estimates of value were deemed reasonable and were prepared in accordance with appropriate methods for valuing real estate, no actual appraisals were obtained due to the expenses that would be involved in obtaining appraisals for our properties.
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
No operating cash distributions were paid to the limited partners holding Cash Preferred Units or Tax Preferred Units, or to the General Partners during the years ended December 31, 2013 and 2012.
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
No net sale proceeds distributions were paid to the limited partners holding Cash Preferred Units or Tax Preferred Units, or to the General Partners during the years ended December 31, 2013 and 2012.

ITEM 6.     SELECTED FINANCIAL DATA.
A summary of the selected financial data as of and for the fiscal years ended December 31, 2013, 2012, 2011, 2010, and 2009 for the Partnership is provided below. The comparability of net income for the periods presented below is impacted by the sale of properties described in Item 2.

	2013	2012	2011	2010	2009
Total assets	$13,433,675	$15,012,286	$15,002,398	$14,709,630	$13,950,731
Equity in income of Joint Ventures	$315,438	$202,588	$462,235	$961,940	$786,177
Net income (loss)	$(1,581,585)	$10,443	$295,639	$775,586	$626,923
Net income (loss) allocated to:
Cash Preferred Limited Partners	$(1,565,769)	$10,339	$304,439	$767,830	$623,377
Tax Preferred Limited Partners	$—	$—	$(11,756)	$—	$—
General Partners	$(15,816)	$104	$2,956	$7,756	$3,546
Net income (loss) per weighted-average Limited Partner Unit:
Cash Preferred	$(0.49)	$—	$0.09	$0.24	$0.19
Tax Preferred	$—	$—	$(0.02)	$—	$—
Operating cash distributions per weighted- average Cash Preferred Limited Partner Unit:
Investment income	$—	$—	$—	$—	$—
Return of capital	$—	$—	$—	$—	$0.08
Operating cash distributions per weighted- average Tax Preferred Limited Partner Unit:
Investment income	$—	$—	$—	$—	$—
Return of capital	$—	$—	$—	$—	$—
Distribution of net sale proceeds per weighted- average Limited Partner Unit:
Cash Preferred	$—	$—	$—	$—	$—
Tax Preferred	$—	$—	$—	$—	$—

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis should be read in conjunction with the Selected Financial Data presented in Item 6 and our accompanying financial statements and notes thereto. See also "Cautionary Note Regarding Forward-Looking Statements" preceding Part I of this report and "Risk Factors" in Item 1A of this report.
Overview
Portfolio Overview
We are currently in the positioning-for-sale phase of our life cycle. We have sold four of the seven properties in which we have held interests. On May 10, 2013, Fund XIII-XIV Associates and Cemex entered into a lease amendment at the Siemens – Orlando Building which extended the lease term from April 30, 2013 to December 31, 2018. While our focus at this time involves leasing and marketing efforts at our remaining properties that we believe will ultimately result in the best disposition pricing of our assets for our limited partners, we will evaluate offers to sell our properties on an as-is basis.
The fourth quarter 2013 operating distributions to limited partners holding Cash Preferred Units were reserved. We anticipate that operating distributions will continue to be reserved in the near-term as a result of our intention to fund our pro rata share of property operating costs and anticipated re-leasing costs at our remaining properties in connection with the current vacancies.
Property Summary
As we move further into the positioning-for-sale phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we will seek to maximize returns to our limited partners by attempting to negotiate long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs, and portfolio costs. As our remaining properties are positioned for sale, our attention will shift to locating suitable buyers, and negotiating purchase-sale contracts that will attempt to maximize the total return to our limited partners and minimize contingencies and potential post-closing obligations to buyers. As of February 28, 2014, we owned interests in three properties.
Information relating to the properties owned, or previously owned, by the Joint Ventures is provided below:

•	The AmeriCredit Building was sold on April 13, 2005.

•	The John Wiley Building was sold on April 13, 2005.

•	The 7500 Setzler Parkway building was sold on January 31, 2007.

•	The Randstad – Atlanta Building was sold on April 24, 2007.

•	8560 Upland Drive, located in Englewood, Colorado, is currently 57% leased to Quantum through December 2021. We are actively marketing the vacant space in this building for lease.

•	Two Park Center, located in Hoffman Estates, Illinois, a suburb of Chicago, is currently vacant. We are actively marketing the vacant space in this building for lease.

•	The Siemens – Orlando Building, located in Orlando, Florida, is currently 100% leased to three tenants. The major lease to Siemens extends through April 2019.
General Economic Conditions and Real Estate Market Commentary

Management reviews a number of economic forecasts and market commentaries in order to evaluate general economic conditions and to formulate a view of the current environment's effect on the real estate markets in which we operate.

As measured by the U.S real gross domestic product (“real GDP”), the U.S. economy increased by 1.9% in 2013, according to estimates,  compared to an increase of 2.8% in 2012. The growth of the U.S. economy in 2013 primarily reflected positive contributions from personal consumption expenditures, exports, residential fixed investment, nonresidential fixed investment, and private inventory investment that were partly offset by a negative contribution from federal government spending. While there are still challenges, management believes the U.S. economic indicators across the board, including employment, output and housing, point to sustained growth and continued recovery at a moderate pace. Given the improving economic data observed at the end of 2013, we are cautiously optimistic that 2014 will deliver a real GDP growth number above 2% and that job growth will accelerate.

Real estate market fundamentals underlying the U.S. office markets mirrored the overall U.S. economy, displaying signs of broader, more consistent growth and modest improvements in the major indicators in 2013. Net absorption was 15.6 million square feet in the fourth quarter and 51.6 million square feet for the year, which is a slight increase as compared to the 50.1 million square feet of net absorption in 2012. More than 80% of metropolitan areas experienced occupancy gains in both 2012 and 2013. As a result of the additional space absorbed, vacancy levels declined to 12.1% in the fourth quarter of 2013, an improvement from a 12.7% vacancy rate at the end of 2012, with 48 out of 82 metropolitan areas (59%) showing declines in vacancy rates. Although vacancy is currently lower than its recessionary peak, it remains slightly higher than its historical average. With vacancy declining in the majority of areas of the country, rental rates are beginning to trend upward and, despite a recent trend towards office space efficiency, demand for office space exceeded new supply for the second straight year. Approximately 82% of markets displayed higher rent in the fourth quarter of 2013 compared to the fourth quarter of 2012 with average quoted rental rates of the total office market seeing an increase from $23.12 per square foot to $23.69 per square foot over this period. Similar to 2012, of the total net absorption in 2013, almost two-thirds occurred in Class A office space, which is above its 35% share of the office market, indicating a continued trend to quality assets by tenants. Economic prospects throughout the country have improved with more industries and more markets participating in the recovery, something not seen from 2010 through 2012. Early 2014 economic indicators are suggesting another year of at least modest growth.

The upward trend in transaction volume continued for office properties in 2013. The fourth quarter of 2013 marked the best fourth quarter performance for the office sector since the 2007 peak year with sales volume for office transactions of approximately $44.0 billion. U.S. office transaction volumes increased 45% in the fourth quarter of 2013 and 36% for the full year in 2013 as compared to the same respective periods in 2012. As the economic recovery extends across assets and markets, competition remained strong in secondary markets, while high-end deals continued to contribute  significantly to stronger primary market activity during the fourth quarter of 2013. Office transaction volumes continued to grow in secondary markets, which contributed approximately 40% of the investment sales activity for the year. As we enter 2014, we expect the investment sales momentum seen in 2013 to continue, with estimated growth in office investment sales volume to exceed 20% for the year.

Job growth was positive in 2013, with the unemployment rate declining from 7.9% at the beginning of the year to 6.7% at the end of the year. Essential to the commercial real estate sector, office-using employment continues to improve with the U.S. creating 721,000 office-using jobs in 2013, up from 696,000 in 2012 and 570,000 in 2011. We expect these trends will continue in 2014; however, diversified and non-niche markets will likely be responsible for an increasing share of job growth as they recover from the economic downturn. This projected job growth combined with a lack of new supply coming into the market in 2014-2015 should continue to produce strong office net absorption and declining office vacancy rates and push leverage in landlords’ favor until additional supply, in the form of new construction, is delivered across markets in the mid-2015 to early-2016 time frame. This will likely result in continued increases in rental rents and declines in landlord concessions offered to tenants. Although tech-heavy and energy-rich markets such as Seattle-Bellevue, San Francisco, Silicon Valley, Houston and Dallas, continue to lead the overall markets with the most aggressive upward rent trends due to high demand and decreasing availability, landlord confidence has begun to spread across other markets as well. Through 2014, once-lagging markets like Atlanta, Philadelphia, Los Angeles, Chicago and other heavily diversified tenant markets are likely to see rents grow at a faster pace due to an economic recovery that finally appears firm.

Impact of Economic Conditions on our Portfolio

While some of the market conditions noted above may indicate expected changes in rental rates, the extent to which our portfolio may be affected is dependent upon the contractual rental rates currently provided in existing leases at the remaining property we own. The recent turbulence in the credit markets may adversely affect the ability of potential purchasers of our remaining property to obtain financing, which could affect our timing and/or ability to complete the disposition-and-liquidation phase of our life cycle.

Less diversified real estate funds that own fewer properties, such as us, and those with current vacancies or near-term tenant rollover, such as us, may face an increasingly challenging leasing environment. The properties within these funds may be required to offer lower rental rates and higher concession packages to potential tenants, the degree to which will depend heavily on the specific property and market. Our investment strategy, which includes either renewing an existing tenant's lease or re-leasing the property prior to marketing it for sale, remains intact. However, we will evaluate offers to sell our remaining property on an as-is basis.
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
Short-Term Liquidity
During the year ended December 31, 2013, we generated net cash flows from operating activities, including operating distributions received from the Joint Ventures, of approximately $209,000. Operating distributions from the Joint Ventures generally consist of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. We continued to reserve the net operating cash flows generated in 2013 to fund our pro rata share of anticipated re-leasing costs in connection with the current vacancies at 8560 Upland Drive and Two Park Center. The extent to which any future operating distributions are paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs to fund our share of tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures. We anticipate that operating distributions from the Joint Ventures may decline in the near term as a result of funding our pro rata share of property operating costs and anticipated re-leasing costs at our remaining properties.
We believe that the cash on hand and distributions due from the Joint Ventures will be sufficient to cover our working capital needs, including those provided for within our total liabilities of approximately $19,000, as of December 31, 2013.
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
As of December 31, 2013, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

	Net Sale Proceeds	Partnership's Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of December 31, 2013	Undistributed Net Sale Proceeds as of December 31, 2013
Property Sold				Amount	Purpose
AmeriCredit Building (sold in 2005)	$14,301,802	28.11%	$4,020,236	$—	—	$4,020,236	$—
John Wiley Building (sold in 2005)	$21,427,599	28.11%	6,023,298	—	—	6,023,298	—
7500 Setzler Parkway (sold in 2007)	$8,723,080	47.30%	4,126,017	—	—	4,126,017	—
Randstad-Atlanta Building (sold in 2007)	$8,992,600	47.30%	4,253,500	—	—	4,240,448	13,052
Total			$18,423,051	$—		$18,409,999	$13,052
Upon evaluating the capital needs of the properties in which we currently own an interest, our General Partners have determined to reserve the remaining net sale proceeds.
Results of Operations
Comparison of the year ended December 31, 2012 vs. the year ended December 31, 2013
Equity in Income of Joint Ventures
Equity in income of Joint Ventures increased from $202,588 for the year ended December 31, 2012 to $315,438 for the year ended December 31, 2013, primarily due to (i) an increase in rental revenue at 8560 Upland Drive as a result of an increase in occupancy, (ii) an increase in utility reimbursement revenue at 8560 Upland Drive, (iii) a reduction in prior year property taxes at Two Park

Center recognized in the first quarter of 2013, and (iv) a refund of 2009 property taxes at Two Park Center recognized in the second quarter of 2013. Absent leasing activity at our remaining properties, we expect equity in income of Joint Ventures to decline in the near term as a result of property tax adjustments recognized in 2013 at Two Park Center and the expiration of the AIU lease at Two Park Center on December 31, 2013.
Impairment Loss on Interest in Joint Venture
Impairment loss on interest in Joint Venture increased from $0 for the year ended December 31, 2012 to $1,718,600 for the year ended December 31, 2013, due to the Partnership recognizing an impairment loss, which was determined to be other than temporary, on its equity interest in Fund XIII-REIT Associates as a result of management redefining its strategy for the Partnership in 2013.

General and Administrative Expenses
General and administrative expenses decreased from $192,145 for the year ended December 31, 2012 to $178,423 for the year ended December 31, 2013, primarily due to a decrease in administrative reimbursements and administrative costs related to reporting and regulatory requirements. We anticipate that future general and administrative expenses will vary primarily based on future changes in our reporting and regulatory requirements.
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
General and Administrative Expenses
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
During 2013, we evaluated the fair value of our equity interest in Fund XIII-REIT Associates and determined that it was less than the carrying value and that such loss in value was determined to be other than temporary, primarily due to management redefining its strategy for the Partnership in the third quarter of 2013. Accordingly, we reduced the carrying value of its equity interest in Fund XIII-REIT Associates to its estimated fair value based on a direct offer received on the underlying real estate assets and recognized a corresponding impairment loss of approximately $1,718,600 in the 2013.
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
Related-Party Transactions and Agreements
We have entered into agreements with Wells Capital, Wells Management, an affiliate of our General Partners, and their affiliates, whereby we pay certain fees and expense reimbursements to Wells Capital, Wells Management, and their affiliates for asset management; the management and leasing of our remaining properties; and administrative services relating to accounting, property management, and other partnership administration, and we incur the related expenses. See Item 13, "Certain Relationships and

Related Transactions" for a description of these fees and reimbursements and amounts incurred and "Risk Factors - Conflicts of Interest Risks" in Item 1A of this report.
Commitments and Contingencies
We are subject to certain commitments and contingencies with regard to certain transactions. Refer to Note 4 and Note 10 of our accompanying financial statements for further explanations. Examples of such commitments and contingencies include:

•	commitments under existing lease agreements; and

•	property management and leasing agreements.
Subsequent Event
Leasing Activity at the Siemens - Orlando Building
On March 17, 2014, Fund XIII-XIV Associates entered into the fifth amendment to the lease agreement with Siemens at the Siemens - Orlando Building, which extended the lease term from May 1, 2014 to April 30, 2019. Following a seven month base rental abatement period, annual base rent per square foot will be $14.00 and shall be payable through April 30, 2015. The base rent is scheduled to increase by $0.50 annually beginning on May 1, 2015. In addition to monthly base rent, Siemens is required to reimburse Fund XIII-XIV Associates for its pro rata share of all operating costs and real estate taxes for the Siemens - Orlando Building with no annual cap. Siemens is entitled to a landlord-funded tenant allowance of approximately $100,000.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Since we do not borrow any money, make any foreign investments, or invest in any market risk-sensitive instruments, we are not subject to risks relating to interest rates, foreign currency exchange rate fluctuations, or the other market risks contemplated by Item 305 of Regulation S-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Our financial statements and supplementary data are detailed under Item 15-(a) and filed as part of the report on the pages indicated.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
There were no disagreements with our independent public accountants during the years ended December 31, 2013 and 2012.

ITEM 9A.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of management of Wells Capital, one of our General Partners, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Rule 13a-15(b) of the Exchange Act as of December 31, 2013. Based upon that evaluation, which was completed as of the end of the period covered by this Form 10-K, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2013, in providing a reasonable level of assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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
Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2013. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes that our system of internal control over financial reporting met those criteria, and therefore our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2013.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.
For the quarter ended December 31, 2013, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT'S GENERAL PARTNERS.
Wells Capital
Wells Capital, our corporate general partner, was formed in April 1984. The executive offices of Wells Capital are located at 6200 The Corners Parkway, Norcross, Georgia 30092. Leo F. Wells, III is the sole Director and the President of Wells Capital. Wells Capital was organized under the Georgia Business Corporation Code, and is primarily in the business of serving as general partner or as an affiliate of the general partner in affiliated public limited partnerships ("Wells Public Partnerships"). Wells Capital or its affiliates previously served as the advisor to Signature Office Income REIT (formerly Wells Core Office Income REIT, Inc.), CatchMark Timber Trust, Inc. (formerly Wells Timberland REIT, Inc.), and Columbia Property Trust (formerly Wells Real Estate Investment Trust II, Inc.), and Piedmont Office Realty Trust, Inc. (formerly known as Wells Real Estate Investment Trust, Inc) (collectively, the "Wells REITs"). In these capacities, Wells Capital performs certain services for Wells Public Partnerships, including presenting, structuring, and acquiring real estate investment opportunities; entering into leases and service contracts on acquired properties; arranging for and completing the disposition of properties; and providing other services such as accounting and administrative functions. Wells Capital previously performed these services for the Wells REITs. Wells Capital is a wholly owned subsidiary of WREF, of which Leo F. Wells, III is the sole stockholder.
Leo F. Wells
Mr. Wells, 70, who serves as one of our General Partners, is the president, treasurer, and sole director of Wells Capital, which is our corporate general partner. He is also the sole stockholder and sole director of WREF, which he founded in 1984 and served as WREF's President and Treasurer until February 2012. WREF directly or indirectly owns Wells Capital, the Advisor; Wells Management; WIS; Wells Development Corporation; Wells Asset Management, Inc.; and Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which Mr. Wells serves as principal broker. He is also the president, treasurer, and sole director of:

•	Wells Management, our property manager;

•	Wells Asset Management, Inc.;

•	Wells & Associates, Inc.; and

•	Wells Development Corporation, a company he organized in 1997 to develop real properties.

Mr. Wells was the president and Chairman of the Board of Signature Office REIT, Inc. from July 2007 to December 31, 2013. Mr Wells also served as a director of Columbia Property Trust, Inc. ("Columbia") from 2003 through May 2012 and as president of Columbia from July 2003 through July 2010. He served as the president of CatchMark Timber Trust, Inc. ("CatchMark") from September 2005 through December 2013 and as a director of Catchmark from September 2005 to June 2007 and from March 2012 through December 2013. From 1998 to 2007, Mr. Wells served as president and Chairman of the Board of Piedmont Office Realty Trust, Inc.
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
Section 16(a), Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires the officers and directors of our general partner, and persons who own 10% or more of any class of equity interests in the Partnership, to report their beneficial ownership of equity interests in the Partnership to the SEC. Their initial reports are required to be filed using the SEC's Form 3, and they are required to report subsequent purchases, sales, and other changes using the SEC's Form 4, which must be filed within two business days of most transactions. Officers, directors, and partners owning more than 10% of any class of equity interests in the Partnership are required by SEC regulations to furnish us with copies of all reports they file pursuant to Section 16(a). We believe all persons subject to these reporting requirements filed the report on a timely basis in 2013.

Financial Oversight Committee
We do not have a board of directors or an audit committee. Accordingly, as our corporate general partner, Wells Capital has established a Financial Oversight Committee consisting of Randy A. Simmons as the Principal Financial Officer; Parker Hudson as the Senior Vice President, Wells Capital; and Kerianne Maloney as Senior Vice President. The Financial Oversight Committee serves the equivalent function of an audit committee for, among others, the following purposes: appointment, compensation, review, and oversight of the work of our independent registered public accountants, and establishing and enforcing the code of ethics. However, since neither we nor our corporate general partner have an audit committee and the Financial Oversight Committee is not independent of us or the General Partners, we do not have an "audit committee financial expert."
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
See Item 13, "Certain Relationships and Related Transactions," for a description of the fees we incurred that were payable to affiliates of the General Partners during the year ended December 31, 2013.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a)	No limited partner owns beneficially more than 5% of any class of the outstanding units of the Partnership as of February 28, 2014.

(b)	Set forth below is the security ownership of management as of February 28, 2014.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Limited Partnership Units	Leo F. Wells, III	2,095.945 Units(1)	Less than 1%

(1)	Leo F. Wells, III owns 2,095.945 Cash Preferred Units through an individual retirement account.

(c)	No arrangements exist which would, upon operation, result in a change in control of the Partnership.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
The compensation and fees we pay to our General Partners or their affiliates in connection with our operations are as follows:
Interest in Partnership Cash Flow and Net Sales Proceeds
The General Partners are entitled to receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the limited partners holding Cash Preferred Units have received preferential distributions equal to 10% of their adjusted capital accounts in each fiscal year. The General Partners are also entitled to receive a subordinated participation in net sales proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after limited partners holding Cash Preferred Units have received a return of their adjusted capital contributions plus a 10% cumulative return on their adjusted capital contributions, and limited partners holding Tax Preferred Units have received a return of their adjusted capital contributions plus a 15% cumulative return on their adjusted capital contributions, provided, however, that in no event shall the

General Partners receive in the aggregate in excess of 15% of net sales proceeds and net financing proceeds remaining after payments to limited partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners did not receive any distributions of net cash from operations or net sales proceeds during the year ended December 31, 2013.
Management and Leasing Fees
We have entered into a property management, leasing, and asset management agreement with Wells Management, an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of our properties, owned directly or through the Joint Ventures, equal to the lesser of (a) fees that would be paid to a comparable outside firm, that is assessed periodically based on market studies, or (b) 4.5% of the gross revenues collected monthly; plus, a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month's rent. In the case of commercial properties leased on a long-term net-lease basis (10 or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, are included in equity in income of joint ventures in the accompanying statements of operations. Our share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures that are payable to Wells Management is $13,577, $34,906, and $36,862 for the years ended December 31, 2013, 2012, and 2011, respectively.
Administrative Reimbursements
Wells Capital, one of the our General Partners, and Wells Management perform certain administrative services for us, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. We incurred administrative expenses of $78,979, $101,748, and $89,002 payable to Wells Capital and Wells Management for the years ended December 31, 2013, 2012, and 2011, respectively.
Real Estate Commissions
In connection with the sale of our properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (a) 50% of the commissions customarily charged by other brokers in arm's-length transactions involving comparable properties in the same geographic area or (b) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after limited partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. No real estate commissions were paid to the General Partners or affiliates for the years ended December 31, 2013, 2012, or 2011.
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

Fees Paid to the Independent Registered Public Accountants
Frazier & Deeter, LLC serves as our independent registered public accountants and has provided audit services since September 22, 2006.  All such fees are recognized in the period to which the services relate. A portion of such fees is allocated to the joint ventures in which we invest. The aggregate fees billed to us for professional accounting services by Frazier & Deeter, LLC, including the audit of our annual financial statements for the fiscal years ended December 31, 2013 and 2012, are set forth in the table below.

	2013	2012
Audit Fees	$52,157	$42,143
Audit-Related Fees	—	—
Tax Fees	—	—
Other Fees	—	—
Total	$52,157	$42,143

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
During the fiscal years ended December 31, 2013 and 2012, 100% of the services performed by Frazier & Deeter, LLC described above under the caption "Audit Fees" were approved in advance by a member of the Financial Oversight Committee. In addition, fees were incurred for tax services performed by an accounting firm separate from our independent registered public accountants in each year presented.

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

WELLS REAL ESTATE FUND XIII, L.P. (Registrant)

	By:	WELLS CAPITAL, INC. (General Partner)

March 28, 2014		/s/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

March 28, 2014		/s/ RANDY A. SIMMONS
Randy A. Simmons Senior Vice President of Wells Capital, Inc.

EXHIBIT INDEX
TO
2013 FORM 10-K
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

10.18	Fifth Amendment to Lease Agreement with Siemens Real Estate relating to the Siemens-Orlando Building
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Previously filed and incorporated herein by reference.

WELLS REAL ESTATE FUND XIII, L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of
Wells Real Estate Fund XIII, L.P.

We have audited the accompanying balance sheets of Wells Real Estate Fund XIII, L.P. (the "Partnership") as of December 31, 2013 and 2012, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund XIII, L.P. as of December 31, 2013 and 2012 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Frazier & Deeter, LLC

Atlanta, Georgia
March 28, 2014

WELLS REAL ESTATE FUND XIII, L.P.

BALANCE SHEETS

	December 31, 2013	December 31, 2012
Assets:
Investment in joint ventures	$9,257,901	$11,170,549
Cash and cash equivalents	3,942,050	3,732,881
Due from joint ventures	220,744	90,856
Other assets	12,980	18,000
Total assets	$13,433,675	$15,012,286

Liabilities:
Accounts payable and accrued expenses	$12,513	$8,424
Due to affiliates	6,807	7,922
Total liabilities	19,320	16,346

Commitments and Contingencies

Partners' Capital:
Limited Partners:
Cash Preferred – 3,213,008 units issued and outstanding	13,413,153	14,978,922
Tax Preferred – 559,040 units issued and outstanding	—	—
General Partners	1,202	17,018
Total partners' capital	13,414,355	14,995,940
Total liabilities and partners' capital	$13,433,675	$15,012,286
See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF OPERATIONS

	Years ended December 31,
	2013	2012	2011
Equity in Income of Joint Ventures	$315,438	$202,588	$462,235

Impairment Loss on Interest in Joint Venture	1,718,600	—	—

General and Administrative Expenses	178,423	192,145	166,596
Net Income (Loss)	$(1,581,585)	$10,443	$295,639

Net Income (Loss) Allocated to:
Cash Preferred Limited Partners	$(1,565,769)	$10,339	$304,439
Tax Preferred Limited Partners	$—	$—	$(11,756)
General Partners	$(15,816)	$104	$2,956

Net Income (Loss) per Weighted-Average Limited Partner Unit:
Cash Preferred	$(0.49)	$0.00	$0.09
Tax Preferred	$0.00	$0.00	$(0.02)

Weighted-Average Limited Partner Units Outstanding:
Cash Preferred	3,213,008	3,213,008	3,213,008
Tax Preferred	559,040	559,040	559,040
See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF PARTNERS' CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

	Limited Partners				General Partners	Total Partners' Capital
	Cash Preferred		Tax Preferred
	Units	Amount	Units	Amount
BALANCE, December 31, 2010	3,215,584	$14,675,900	556,464	$—	$13,958	$14,689,858

Cash Preferred conversion elections	(2,576)	(11,756)	2,576	11,756	—	—
Net income (loss)	—	304,439	—	(11,756)	2,956	295,639
BALANCE, December 31, 2011	3,213,008	14,968,583	559,040	—	16,914	14,985,497

Net income	—	10,339	—	—	104	10,443
BALANCE, December 31, 2012	3,213,008	14,978,922	559,040	—	17,018	14,995,940

Net loss	—	(1,565,769)	—	—	(15,816)	(1,581,585)
BALANCE, December 31, 2013	3,213,008	$13,413,153	559,040	$—	$1,202	$13,414,355
See accompanying notes.

 WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2013	2012	2011
Cash Flows from Operating Activities:
Net income (loss)	$(1,581,585)	$10,443	$295,639
Impairment loss on interest in Joint Venture	1,718,600	—	—
Operating distributions received from joint ventures	379,598	481,298	896,334
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in income of joint ventures	(315,438)	(202,588)	(462,235)
Changes in assets and liabilities:
Decrease (increase) in other assets	5,020	(5,204)	(12,796)
Increase (decrease) in accounts payable and accrued expenses	4,089	(283)	(2,361)
Decrease in due to affiliates	(1,115)	(272)	(510)
Net cash provided by operating activities	209,169	283,394	714,071
Net Increase in Cash and Cash Equivalents	209,169	283,394	714,071

Cash and Cash Equivalents, beginning of year	3,732,881	3,449,487	2,735,416
Cash and Cash Equivalents, end of year	$3,942,050	$3,732,881	$3,449,487
See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012, AND 2011

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
During 2013, the Partnership evaluated the fair value of its equity interest in Fund XIII-REIT Associates and determined that it was less than the carrying value and that such loss in value was determined to be other than temporary, primarily due to management redefining its strategy for the Partnership. Accordingly, the Partnership reduced the carrying value of its equity interest in Fund XIII-REIT Associates to its estimated fair value based on a direct offer received on the underlying real estate assets and recognized a corresponding impairment loss of $1,718,600 in 2013. The fair value measurements used in this evaluation of nonfinancial assets are considered to be Level 1 valuations within the fair value hierarchy outlined below, based on a direct offer received on the underlying real estate assets.
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

Due from Joint Ventures
As of December 31, 2013 and 2012, due from joint ventures represents the Partnership's share of operating cash flow to be distributed for the fourth quarters of 2013 and 2012, respectively, from the Joint Ventures, and are as follows:

	2013	2012
Fund XIII-REIT Associates	$104,017	$—
Fund XIII-XIV Associates	116,727	90,856
	$220,744	$90,856

Summary of Investments
The Partnership's investments and approximate ownership percentages in the Joint Ventures as of December 31, 2013 and 2012, are summarized below:

	2013		2012
	Amount	Percentage	Amount	Percentage
Fund XIII-REIT Associates	$5,504,981	28%	$7,356,568	28%
Fund XIII-XIV Associates	3,752,920	47%	3,813,981	47%
	$9,257,901		$11,170,549

Summary of Activity
Rollforwards of the Partnership's investment in the Joint Ventures for the years ended December 31, 2013 and 2012, are presented below:

	2013	2012
Investment in Joint Ventures, beginning of year	$11,170,549	$11,291,859
Equity in income of Joint Ventures	315,438	202,588
Impairment loss on interest in Joint Venture	(1,718,600)	—
Distributions from Joint Ventures	(509,486)	(323,898)
Investment in Joint Ventures, end of year	$9,257,901	$11,170,549
Impairment of Investment in Fund XIII-REIT Associates
During 2013, the Partnership evaluated the fair value of its equity interest in Fund XIII-REIT Associates and determined that it was less than the carrying value and that such loss in value was determined to be other than temporary, primarily due to management redefining its strategy for the Partnership. Accordingly, the Partnership reduced the carrying value of its equity interest in Fund XIII-REIT Associates to its estimated fair value based on a direct offer received on the underlying real estate assets and recognized a corresponding impairment loss of $1,718,600 in 2013.
Summary of Financial Information

Condensed financial information for the Joint Ventures as of December 31, 2013 and 2012, and for the years ended December 31, 2013, 2012, and 2011, is presented below:

	Total Assets		Total Liabilities		Total Equity
	December 31,		December 31,		December 31,
	2013	2012	2013	2012	2013	2012
Fund XIII-REIT Associates	$21,335,794	$27,911,099	$1,752,084	$1,740,457	$19,583,710	$26,170,642
Fund XIII-XIV Associates	8,348,739	8,450,047	414,448	386,662	7,934,291	8,063,385
	$29,684,533	$36,361,146	$2,166,532	$2,127,119	$27,518,001	$34,234,027

	Total Revenues			Net Income (Loss)
	For the Years Ended			For the Years Ended
	December 31,			December 31,
	2013	2012	2011	2013	2012	2011
Fund XIII-REIT Associates	$2,722,861	$2,688,606	$3,156,377	$(6,216,895)	$(508,960)	$455,840
Fund XIII-XIV Associates	1,487,781	1,541,040	1,673,198	728,134	730,775	706,339
	$4,210,642	$4,229,646	$4,829,575	$(5,488,761)	$221,815	$1,162,179

4.	RELATED-PARTY TRANSACTIONS
Management and Leasing Fees
The Partnership has entered into a property management, leasing, and asset management agreement with Wells Management Company, Inc. ("Wells Management"), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Partnership's properties, owned through the Joint Ventures, equal to the lesser of (a) 4.5% of the gross revenues collected monthly; plus, a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month's rent, or (b) fees that would be paid to a comparable outside firm, which is assessed periodically based on market studies. In the case of commercial properties leased on a long-term net-lease basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, are included in equity in income of joint ventures in the accompanying statements of operations. The Partnership's share of management and leasing fees and lease acquisition costs incurred through the

Joint Ventures and payable to Wells Management is $13,577, $34,906, and $36,862 for the years ended December 31, 2013, 2012, and 2011, respectively.
Administrative Reimbursements
Wells Capital, one of the Partnership's General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses of $78,979, $101,748, and $89,002 payable to Wells Capital and Wells Management for the years ended December 31, 2013, 2012, and 2011, respectively. In addition, Wells Capital and Wells Management pay for certain operating expenses of the Partnership ("bill-backs") directly and invoice the Partnership for the reimbursement thereof on a quarterly basis. As presented in the accompanying balance sheets, due to affiliates as of December 31, 2013 and 2012 represents administrative reimbursements and bill-backs due to Wells Capital and/or Wells Management.
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
Wells Capital and Wells Management are owned and controlled by WREF. The operations of Wells Capital, Wells Investment Securities, Inc., Wells Management, and their affiliates represent substantially all of the business of WREF. Accordingly, we focus on the financial condition of WREF when assessing the financial condition of Wells Capital and Wells Management. In the event that WREF were to become unable to meet its obligations as they become due, we might be required to find alternative service providers. As of December 31, 2013, the Partnership has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due.

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
A reconciliation of the Partnership's financial statement net income to net income presented in accordance with the federal income tax basis of accounting is as follows for the years ended December 31, 2013, 2012, and 2011:

	2013	2012	2011
Financial statement net income (loss)	$(1,581,585)	$10,443	$295,639
Adjustments in net income (loss) resulting from:
Depreciation expense for financial reporting purposes greater than (less than) amounts for income tax purposes	(65,794)	(78,075)	516
Amortization expense for financial reporting purposes greater than amounts for income tax purposes	9,893	29,680	29,680
Rental income for financial reporting purposes less than amounts for income tax purposes	(10,604)	(5,134)	5,786
Impairment losses taken for financial reporting purposes	1,718,600	—	—
Other	71,165	(26,119)	(33,702)
Income tax basis net income	$141,675	$(69,205)	$297,919

A reconciliation of the partners' capital balances, as presented in the accompanying financial statements, to partners' capital balances, as presented in accordance with the federal income tax basis of accounting, is as follows for the years ended December 31, 2013, 2012, and 2011:

	2013	2012	2011
Financial statement partners' capital	$13,414,355	$14,995,940	$14,985,497
Increase (decrease) in partners' capital resulting from:
Accumulated depreciation expense for financial reporting purposes less than amounts for income tax purposes	(335,334)	(269,540)	(191,465)
Accumulated amortization expense for financial reporting purposes greater than amounts for income tax purposes	4,496,193	4,486,300	4,456,620
Accumulated meals and entertainment	31	31	31
Accumulated bad debt (recoveries) expense, net for financial reporting purposes in excess of amounts for income tax purposes	(9,838)	(9,838)	(9,838)
Capitalization of syndication costs for income tax purposes, which are accounted for as cost of capital for financial reporting purposes	4,568,769	4,568,769	4,568,769
Accumulated rental income for income tax purposes greater than amounts for financial reporting purposes	59,653	70,257	75,391
Accumulated gains on sale of properties for financial reporting purposes in excess of amounts for income tax purposes	1,108,247	(610,353)	(610,353)
Other	(87,103)	(158,268)	(132,149)
Income tax basis partners' capital	$23,214,973	$23,073,298	$23,142,503

8.	QUARTERLY RESULTS (UNAUDITED)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2013 and 2012:

	2013 Quarter Ended
	March 31	June 30	September 30	December 31
Equity in income (loss) of joint ventures	$137,103	$(1,562)	$63,577	$116,320
Net income (loss)	$75,577	$(40,118)	$(1,195,659)	$(421,385)
Net income (loss) allocated to:
Cash Preferred limited partners	$74,821	$(39,717)	$(1,183,703)	$(417,170)
Tax Preferred limited partners	$—	$—	$—	$—
General Partners	$756	$(401)	$(11,956)	$(4,215)
Net income (loss) per weighted-average limited partner unit outstanding:
Cash Preferred	$0.02	$(0.01)	$(0.37)	$(0.13)
Tax Preferred	$—	$—	$—	$—
Distribution of operating cash per weighted-average limited partner unit outstanding:
Cash Preferred	$—	$—	$—	$—
Tax Preferred	$—	$—	$—	$—
Distribution of net sale proceeds per weighted-average limited partner unit outstanding:
Cash Preferred	$—	$—	$—	$—
Tax Preferred	$—	$—	$—	$—

	2012 Quarter Ended
	March 31	June 30	September 30	December 31
Equity in income of joint ventures	$44,949	$33,344	$76,586	$47,709
Net income (loss)	$(9,929)	$(7,930)	$22,785	$5,517
Net income (loss) allocated to:
Cash Preferred limited partners	$(9,829)	$(7,851)	$22,557	$5,462
Tax Preferred limited partners	$—	$—	$—	$—
General Partners	$(100)	$(79)	$228	$55
Net income (loss) per weighted-average limited partner unit outstanding:
Cash Preferred(a)	$—	$—	$0.01	$—
Tax Preferred	$—	$—	$—	$—
Distribution of operating cash per weighted-average limited partner unit outstanding:
Cash Preferred	$—	$—	$—	$—
Tax Preferred	$—	$—	$—	$—
Distribution of net sale proceeds per weighted-average limited partner unit outstanding:
Cash Preferred	$—	$—	$—	$—
Tax Preferred	$—	$—	$—	$—

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

9.	GENERAL AND ADMINISTRATIVE COSTS
General and administrative costs for the years ended December 31, 2013, 2012, and 2011, are composed of the following items:

	2013	2012	2011
Salary reimbursements	$78,979	$101,748	$89,002
Independent accounting fees	35,017	25,606	27,172
Other professional fees	22,868	21,451	1,828
Printing expenses	21,584	22,962	28,970
Transfer agent fees	7,150	1,877	—
Legal fees	5,544	5,862	4,559
Postage and delivery expenses	4,631	9,124	7,627
Computer costs	2,019	1,856	1,728
Registration and filing fees	1,011	886	998
Bank service charges	120	399	198
Taxes and licensing fees	(500)	374	4,514
Total general and administrative costs	$178,423	$192,145	$166,596

10.	COMMITMENTS AND CONTINGENCIES
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
Certain lease agreements include provisions that, at the option of the tenant, may obligate the Partnership to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. In May 2013, Fund XIII-XIV Associates executed a lease amendment with Cemex Construction Materials Florida, LLC ("Cemex") at the Siemens - Orlando Building. As a result, Cemex has the right to request the reimbursement of agreed upon tenant improvements estimated at approximately $135,000, which would be required to be funded by Fund XIII-XIV Associates.

11.	SUBSEQUENT EVENT
Leasing Activity at the Siemens - Orlando Building
On March 17, 2014, Fund XIII-XIV Associates entered into the fifth amendment to the lease agreement with Siemens Real Estate ("Siemens") at the Siemens - Orlando Building, which extended the lease term from May 1, 2014 to April 30, 2019. Following a seven month base rental abatement period, annual base rent per square foot will be $14.00 and shall be payable through April 30, 2015. The base rent is scheduled to increase by $0.50 annually beginning on May 1, 2015. In addition to monthly base rent, Siemens is required to reimburse Fund XIII-XIV Associates for its pro rata share of all operating costs and real estate taxes for the Siemens - Orlando Building with no annual cap. Siemens is entitled to a landlord-funded tenant allowance of approximately $100,000.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of
Wells Fund XIII-REIT Joint Venture Partnership:

We have audited the accompanying balance sheets of Wells Fund XIII-REIT Joint Venture Partnership (the "Joint Venture") as of December 31, 2013 and 2012, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 2013. In connection with our audits of the financial statements, we also have audited financial statement Schedule III, real estate and accumulated depreciation and amortization. These financial statements and financial statement Schedule III are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on these financial statements and financial statement Schedule III based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Fund XIII-REIT Joint Venture Partnership as of December 31, 2013 and 2012 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement Schedule III, real estate and accumulated depreciation and amortization, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Frazier & Deeter, LLC

Atlanta, Georgia
March 28, 2014

WELLS FUND XIII-REIT JOINT VENTURE PARTNERSHIP

BALANCE SHEETS

DECEMBER 31, 2013 AND 2012

	2013	2012
Assets:
Real estate assets, at cost:
Land	$2,671,824	$2,671,824
Building and improvements, less accumulated depreciation of $9,130,321 and $8,693,989 at December 31, 2013 and 2012, respectively	16,351,770	23,191,806
Construction in progress	—	37,128
Total real estate assets	19,023,594	25,900,758

Cash and cash equivalents	1,756,589	1,240,510
Tenant receivables	161,430	103,286
Deferred leasing costs, less accumulated amortization of $97,148 and $50,416 at December 31, 2013 and 2012, respectively	385,584	650,029
Other assets	8,597	16,516
Total assets	$21,335,794	$27,911,099

Liabilities:
Accounts payable, accrued expenses, and refundable security deposits	$1,156,250	$1,360,666
Accrued capital expenditures	—	145,238
Due to affiliates	22,806	17,196
Deferred income	202,991	217,357
Partnership distributions payable	370,037	—
Total liabilities	1,752,084	1,740,457

Partners' Capital:
Wells Real Estate Fund XIII, L.P.	5,504,981	7,356,567
Piedmont Operating Partnership, LP	14,078,729	18,814,075
Total partners' capital	19,583,710	26,170,642
Total liabilities and partners' capital	$21,335,794	$27,911,099

See accompanying notes.

WELLS FUND XIII-REIT JOINT VENTURE PARTNERSHIP

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2013	2012	2011
Revenues:
Rental income	$1,804,569	$1,613,005	$2,154,394
Reimbursement income	914,484	1,075,601	1,001,983
Bad debt recoveries	3,808	—	—
Total revenues	2,722,861	2,688,606	3,156,377

Expenses:
Property operating costs	1,321,531	1,847,263	1,449,837
Management and leasing fees:
Related-party	200,670	180,322	206,808
Depreciation	829,596	793,674	761,676
Amortization	261,248	179,161	128,516
Impairment loss	6,113,838	—	—
General and administrative	212,873	197,146	153,700
Total expenses	8,939,756	3,197,566	2,700,537
Net Income (Loss)	$(6,216,895)	$(508,960)	$455,840

See accompanying notes.

WELLS FUND XIII-REIT JOINT VENTURE PARTNERSHIP

STATEMENTS OF PARTNERS' CAPITAL

FOR THE YEARS ENDED
DECEMBER 31, 2013, 2012, AND 2011

	Wells Real Estate Fund XIII, L.P.	Piedmont Operating Partnership, LP	Total Partners' Capital
Balance, December 31, 2010	$7,641,692	$19,543,269	$27,184,961

Net income	128,137	327,703	455,840
Partnership distributions	(270,193)	(691,006)	(961,199)
Balance, December 31, 2011	7,499,636	19,179,966	26,679,602

Net loss	(143,069)	(365,891)	(508,960)
Balance, December 31, 2012	7,356,567	18,814,075	26,170,642

Net loss	(1,747,569)	(4,469,326)	(6,216,895)
Partnership distributions	(104,017)	(266,020)	(370,037)
Balance, December 31, 2013	$5,504,981	$14,078,729	$19,583,710

See accompanying notes.

WELLS FUND XIII-REIT JOINT VENTURE PARTNERSHIP

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2012	2011
Cash Flows From Operating Activities:
Net income (loss)	$(6,216,895)	$(508,960)	$455,840
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	829,596	793,674	761,676
Amortization	264,445	183,108	128,516
Impairment loss	6,113,838	—	—
Changes in assets and liabilities:
(Increase) decrease in tenant receivables	(58,144)	(80,081)	754,349
Decrease (increase) in other assets	7,919	(9,739)	1,037
(Decrease) increase in accounts payable, accrued expenses, and refundable security deposits	(204,416)	446,795	(924,093)
Increase (decrease) in due to affiliates	5,610	8,249	(3,907)
(Decrease) increase in deferred income	(14,366)	(22,656)	113,364
Net cash provided by operating activities	727,587	810,390	1,286,782

Cash Flows From Investing Activities:
Investment in real estate assets	(211,508)	(519,871)	(9,848)
Payment of deferred leasing costs	—	(306,366)	(440,013)
Net cash used in investing activities	(211,508)	(826,237)	(449,861)

Cash Flows From Financing Activities:
Operating distributions paid to joint venture partners in excess of accumulated earnings	—	(458,284)	(1,428,922)

Net Increase (Decrease) In Cash And Cash Equivalents	516,079	(474,131)	(592,001)

Cash And Cash Equivalents, beginning of year	1,240,510	1,714,641	2,306,642
Cash And Cash Equivalents, end of year	$1,756,589	$1,240,510	$1,714,641

Supplemental Disclosure Noncash Investing And Financing Activities:
Partnership distributions payable	$370,037	$—	$458,284
Accrued capital expenditures	$—	$145,238	$—
Accrued deferred leasing costs	$—	$—	$50,000

See accompanying notes.

WELLS FUND XIII-REIT JOINT VENTURE PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012, AND 2011

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
The Joint Venture was formed to acquire and operate commercial rental properties. On July 16, 2001, the Joint Venture purchased a two-story office building containing approximately 85,000 square feet, the AmeriCredit Building, located in Orange Park, Florida. On December 21, 2001, the Joint Venture purchased two connected one-story office and assembly buildings consisting of approximately 148,000 square feet, 8560 Upland Drive, located in Englewood, Colorado. On December 12, 2002, the Joint Venture purchased a four-story office building containing approximately 141,000 square feet, the John Wiley Building, located in Fishers, Indiana. On September 19, 2003, the Joint Venture purchased a four-story office building containing approximately 194,000 square feet, Two Park Center, located in Hoffman Estates, Illinois. Ownership interests were recomputed based on relative cumulative capital contributions from the joint venture partners.
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

Evaluating the Recoverability of Real Estate Assets
Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets and related intangible assets owned by the Joint Venture may not be recoverable. When indicators of potential impairment are present, which suggest that the carrying amounts of the real estate assets and related intangible assets may not be recoverable, management assesses the recoverability of the real estate assets and related intangible assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use, or the estimated fair value, less costs to sell, for assets held for sale, do not exceed the respective assets' carrying values, management adjusts the real estate assets and related intangible assets to the respective estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognizes an impairment loss. Estimated fair values are determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value. During 2013, Fund XIII-REIT Associates evaluated the recoverability of the carrying value of the Two Park Building pursuant to the accounting policy outlined above and determined that it was not recoverable, primarily due to management redefining its strategy. Accordingly, Fund XIII-REIT Associates reduced the carrying value of the Two Park Building to its estimated fair value based on a direct offer received on the Two Park Building and recognized a corresponding impairment loss of $6,113,838. The fair value measurements used in this evaluation of nonfinancial assets are considered to be Level 1 valuations within the fair value hierarchy outlined below, based on direct offer received on the Two Park Building.
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
Tenant Receivables
Tenant receivables are comprised of rental and reimbursement billings due from tenants and the cumulative amount of future adjustments necessary to present rental income using the straight-line method. Upon receiving notification of a tenant's intention to terminate a lease, unamortized straight-line rent receivables are written off to lease termination expense. Tenant receivables are recorded at the original amount earned, less an allowance for any doubtful accounts, which approximates fair value. Management assesses the collectibility of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. No such allowances have been recorded as of December 31, 2013 or 2012.
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
Other Assets
Other assets is comprised of prepaid expenses. Management assesses the collectibility of other assets on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. Prepaid expenses are recognized as the related services are provided. Balances without a future economic benefit are written off as they are identified. No such allowances have been recorded as of December 31, 2013 or 2012.
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses are primarily comprised of accrued real estate taxes and property operating costs. Accrued real estate taxes of approximately $987,000 and $1,032,000 are included in accounts payable and accrued expenses as of December 31, 2013 and 2012, respectively.
Allocation of Income and Distributions
Pursuant to the terms of the joint venture agreement, income and distributions are allocated to the joint venture partners based their respective ownership interests as determined by relative cumulative capital contributions, as defined. Fund XIII and Piedmont OP held ownership interests in the Joint Venture of approximately 28% and 72%, respectively, for the years ended December 31, 2013 and 2012. Net cash from operations is generally distributed to the joint venture partners on a quarterly basis.
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
Recent Accounting Pronouncement
In April 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2013-07, Presentation of Financial Statements Topic Liquidation Basis of Accounting ("ASU 2013-07"). ASU 2013-07 requires an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is considered imminent when the likelihood is remote that the organization will return from liquidation and either: (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties; or (b) a plan for liquidation is being imposed by other forces. ASU 2013-07 will be effective for the Joint Venture beginning on January 1, 2014. The Joint Venture expects that the adoption of ASU 2013-07 will not have a material impact on its financial statements or disclosures.

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
Management and leasing fees are recognized in accordance with the terms of the aforementioned agreements. During the years ended December 31, 2013, 2012, and 2011, the Joint Venture incurred management and leasing fees that are payable to Wells Management of $8,204, $12,740, and $20,185, respectively.
In addition, the Joint Venture incurs fees payable to Piedmont Office Management, LLC ("Piedmont Management"), or its affiliates, for the management and leasing of the Joint Venture's properties equal to (a) the lesser of 4.5% of the gross revenues generally paid over the life of the lease or 0.6% of net asset value calculated on an annual basis, (b) prorated by Piedmont OP's ownership interest in the Joint Venture. During the years ended December 31, 2013, 2012, and 2011, the Joint Venture incurred management and leasing fee expenses payable to Piedmont Management, or its affiliates, of $192,466, $167,582, and $186,623, respectively.
Administrative Reimbursements
Piedmont Management performs certain administrative services for the Joint Venture's properties, relating to accounting, property management, and other partnership administration, and incurs the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. In the opinion of management, this is a reasonable estimation of such expenses. During the years ended December 31, 2013, 2012, and 2011, the Joint Venture incurred administrative expenses of $100,684, $116,603, and $83,925, respectively, payable to Piedmont Management, or its affiliates, for these services.
Due to Affiliates
As presented in the accompanying balance sheets, due to affiliates as of December 31, 2013 and 2012 represents amounts due to Piedmont Management and/or Wells Management for administrative reimbursements.

4.	RENTAL INCOME
The future contractual rental income due to the Joint Venture under noncancelable operating leases as of December 31, 2013 follows:

Year ended December 31:
2014	$733,391
2015	747,651
2016	762,748
2017	777,846
2018	792,944
Thereafter	2,526,004
$6,340,584
Three tenants generated approximately 49%, 41%, and 10% of contractual rental income for the year ended December 31, 2013, and one tenant will generate approximately 98% of future contractual rental income for leases in-place as of December 31, 2013.

WELLS FUND XIII-REIT JOINT VENTURE PARTNERSHIP

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

DECEMBER 31, 2013

		Initial Cost				Gross Carrying Amounts as of December 31, 2013
Description	Encumbrances	Land	Buildings and Improvements	Costs Capitalized Subsequent To Acquisition(c)	Impairment loss	Land	Buildings and Improvements	Intangible Lease Asset	Construction in Progress	Total	Accumulated Depreciation (d)	Date of Construction	Date Acquired
8560 UPLAND DRIVE(a)	None	$1,954,213	$11,215,621	$1,088,866	$—	$2,047,735	$12,210,965	$—	$—	$14,258,700	$3,951,651	2001	12/21/2001
TWO PARK CENTER(b)	None	600,000	22,681,602	(3,272,549)	(6,113,838)	624,089	13,271,126	—	—	13,895,215	5,178,670	1999	9/19/2003
Total		$2,554,213	$33,897,223	$(2,183,683)	$(6,113,838)	$2,671,824	$25,482,091	$—	$—	$28,153,915	$9,130,321

(a)	8560 Upland Drive is comprised of two connected one-story office and assembly buildings located in Englewood, Colorado.

(b)	Two Park Center is a four-story office building located in Hoffman Estates, Illinois.

(c)	Includes acquisition and advisory fees and acquisition expense reimbursements applied at acquisition as well as write-offs of fully depreciated/amortized capitalized costs.

(d)
Buildings, land improvements, building improvements, and tenant improvements are depreciated using the straight-line method over 40 years, 20 years, 5 to 25 years, and the shorter of the economic life or corresponding lease terms, respectively.

WELLS FUND XIII-REIT JOINT VENTURE PARTNERSHIP

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

DECEMBER 31, 2013

	Cost		Accumulated Depreciation & Amortization
BALANCE AT DECEMBER 31, 2010	$33,962,095		$7,171,096

Additions	—		761,676
Dispositions	(32,457)		(32,457)
BALANCE AT DECEMBER 31, 2011	33,929,638		7,900,315

Additions	665,109		793,674
BALANCE AT DECEMBER 31, 2012	34,594,747		8,693,989

Additions	66,270		829,596
Impairments	(6,113,838)	[1]	—
Dispositions	(393,264)		(393,264)
BALANCE AT DECEMBER 31, 2013	$28,153,915		$9,130,321

(1)
As of December 31, 2013, the Partnership wrote-down the carrying value of Two Park Center and recognized a corresponding impairment loss of $6,113,838 to reduce the carrying value of the property to its estimated fair value.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of
Fund XIII and Fund XIV Associates:

We have audited the accompanying balance sheets of Fund XIII and Fund XIV Associates (the "Joint Venture") as of December 31, 2013 and 2012, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 2013. In connection with our audits of the financial statements, we also have audited financial statement Schedule III, real estate and accumulated depreciation and amortization. These financial statements and financial statement Schedule III are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on these financial statements and financial statement Schedule III based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fund XIII and Fund XIV Associates as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement Schedule III, real estate and accumulated depreciation and amortization, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ Frazier & Deeter, LLC

Atlanta, Georgia
March 28, 2014

FUND XIII AND FUND XIV ASSOCIATES

BALANCE SHEETS

	December 31, 2013	December 31, 2012
Assets:
Real estate assets, at cost:
Land	$2,031,250	$2,031,250
Building and improvements, less accumulated depreciation of $2,270,909 and $2,032,332 at December 31, 2013 and 2012, respectively	5,658,082	5,895,949
Intangible lease assets, less accumulated amortization of $0 and $370,651 at December 31, 2013 and 2012, respectively	—	13,477
Construction in progress	5,770	—
Total real estate assets	7,695,102	7,940,676

Cash and cash equivalents	400,533	345,888
Tenant receivables	127,640	47,921
Intangible lease origination costs, less accumulated amortization of $0 and $204,547 at December 31, 2013 and 2012, respectively	—	7,438
Deferred leasing costs, less accumulated amortization of $94,499 and $34,980 at December 31, 2013 and 2012, respectively	113,699	94,962
Other assets	11,765	13,162
Total assets	$8,348,739	$8,450,047

Liabilities:
Accounts payable and accrued expenses	$28,505	$14,554
Accrued capital expenditures	—	58,451
Due to affiliate	237	5,429
Deferred income	138,926	116,142
Partnership distributions payable	246,780	192,086
Total liabilities	414,448	386,662

Partners' Capital:
Wells Real Estate Fund XIII, L.P.	3,752,920	3,813,981
Wells Real Estate Fund XIV, L.P.	4,181,371	4,249,404
Total partners' capital	7,934,291	8,063,385
Total liabilities and partners' capital	$8,348,739	$8,450,047

See accompanying notes.

FUND XIII AND FUND XIV ASSOCIATES

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2013	2012	2011
Revenues:
Rental income	$1,191,712	$1,191,591	$1,296,901
Tenant reimbursements	295,757	348,776	375,907
Interest and other income	312	673	390
Total revenues	1,487,781	1,541,040	1,673,198

Expenses:
Property operating costs	306,687	341,914	341,185
Management and leasing fees:
Related-party	23,828	66,226	65,937
Other	43,200	—	8,333
Depreciation	238,577	207,293	374,798
Amortization	79,352	109,132	107,945
General and administrative	68,003	85,700	68,661
Total expenses	759,647	810,265	966,859
Net Income	$728,134	$730,775	$706,339

See accompanying notes.

FUND XIII AND FUND XIV ASSOCIATES

STATEMENTS OF PARTNERS' CAPITAL

FOR THE YEARS ENDED
DECEMBER 31, 2013, 2012, AND 2011

	Wells Real Estate Fund XIII, L.P	Wells Real Estate Fund XIV, L.P.	Total Partners' Capital
Balance, December 31, 2010	$3,976,138	$4,430,074	$8,406,212

Net income	334,099	372,240	706,339
Partnership distributions	(518,014)	(577,153)	(1,095,167)
Balance, December 31, 2011	3,792,223	4,225,161	8,017,384

Net income	345,657	385,118	730,775
Partnership distributions	(323,899)	(360,875)	(684,774)
Balance, December 31, 2012	3,813,981	4,249,404	8,063,385

Net income	344,408	383,726	728,134
Partnership distributions	(405,469)	(451,759)	(857,228)
Balance, December 31, 2013	$3,752,920	$4,181,371	$7,934,291

See accompanying notes.

FUND XIII AND FUND XIV ASSOCIATES

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2012	2011
Cash Flows From Operating Activities:
Net income	$728,134	$730,775	$706,339
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	238,577	207,293	374,798
Amortization	80,434	112,381	111,194
Changes in assets and liabilities:
(Increase) decrease in tenant receivables	(79,719)	13,800	11,356
Decrease (increase) in other assets	1,397	(2,538)	2,902
Increase (decrease) in accounts payable and accrued expenses	13,951	(18,736)	9,548
(Decrease) increase in due to affiliate	(5,192)	(29,716)	30,602
Increase (decrease) in deferred income	22,784	(2,846)	(38,189)
Net cash provided by operating activities	1,000,366	1,010,413	1,208,550

Cash Flows From Investing Activities:
Investment in real estate assets	(64,931)	(197,419)	(109,445)
Payment of deferred leasing costs	(78,256)	(129,942)	(20,350)
Net cash used in investing activities	(143,187)	(327,361)	(129,795)

Cash Flows From Financing Activities:
Operating distributions to joint venture partners in excess of accumulated earnings	(802,534)	(745,189)	(1,045,803)
Net Increase (Decrease) In Cash And Cash Equivalents	54,645	(62,137)	32,952

Cash And Cash Equivalents, beginning of year	345,888	408,025	375,073
Cash And Cash Equivalents, end of year	$400,533	$345,888	$408,025

Supplemental Disclosure Of Noncash Investing and Financing Activities:
Partnership distributions payable	$246,780	$192,086	$252,501
Accrued capital expenditures	$—	$58,451	$—

See accompanying notes.

FUND XIII AND FUND XIV ASSOCIATES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012, AND 2011

1.	ORGANIZATION AND BUSINESS
On August 20, 2003, Wells Real Estate Fund XIII, L.P. ("Fund XIII") and Wells Real Estate Fund XIV, L.P. ("Fund XIV") entered into a Georgia general partnership to form Fund XIII and Fund XIV Associates (the "Joint Venture"). The general partners of Fund XIII and Fund XIV are Leo F. Wells, III and Wells Capital, Inc. ("Wells Capital").
The Joint Venture was formed to acquire and operate commercial rental properties. On October 30, 2003, the Joint Venture purchased two single-story office buildings containing approximately 82,000-square-feet, the Siemens - Orlando Building, located in Orlando, Florida. On December 19, 2003, the Joint Venture acquired the Randstad - Atlanta Building, a four-story office building containing approximately 65,000 aggregate rentable square feet located in Atlanta, Georgia. On March 26, 2004, the Joint Venture purchased an approximately 120,000-square-foot, one story office and warehouse building, 7500 Setzler Parkway, located in Brooklyn Park, Minnesota. Ownership interests were recomputed based on relative cumulative capital contributions from the joint venture partners.
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

As of December 31, 2012, the Joint Venture had the following intangible in-place lease assets and liabilities:

	As of December 31, 2012
	Intangible Lease Assets		Intangible Lease Origination Costs
	Above-Market In-Place Lease Assets	Absorption Period Costs
Gross	$30,864	$353,264	$211,985
Accumulated Amortization	$(29,782)	$(340,869)	$(204,547)
Net	$1,082	$12,395	$7,438

During the years ended December 31, 2013, 2012, and 2011, the Joint Venture recognized the following amortization of intangible lease assets and liabilities:

	Intangible Lease Assets		Intangible Lease Origination Costs
For the year ending December 31:	Above-Market In-Place Lease Assets	Absorption Period Costs
2013	$1,082	$12,395	$7,438
2012	$3,249	$37,186	$22,314
2011	$3,249	$37,185	$22,314

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Tenant Receivables
Tenant receivables are comprised of rental and reimbursement billings due from tenants and the cumulative amount of future adjustments necessary to present rental income using the straight-line method. Upon receiving notification of a tenant's intention to terminate a lease, unamortized straight-line rent receivables are written off to lease termination expense. Tenant receivables are recorded at the original amount earned, less an allowance for any doubtful accounts, which approximates fair value. Management assesses the collectibility of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. No such allowances have been recorded as of December 31, 2013 or 2012.
Deferred Leasing Costs
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
Other Assets
Other assets as of December 31, 2013 and 2012 are comprised of the following items:

	2013	2012
Prepaid expenses	$5,201	$6,598
Utility deposits	6,564	6,564
Total	$11,765	$13,162

Prepaid expenses are recognized as the related services are provided. Utility deposits represent cash deposits paid to utility companies. Balances without a future economic benefit are written off as they are identified. No such allowances have been recorded as of December 31, 2013 or 2012.
Allocation of Income and Distributions
Pursuant to the terms of the joint venture agreement, income and distributions are allocated to the joint venture partners based upon their respective ownership interests as determined by relative cumulative capital contributions, as defined. Fund XIII and Fund XIV held ownership interests in the Joint Venture of approximately 47% and 53%, respectively, for the years ended December 31, 2013 and 2012. Net cash from operations is generally distributed to the joint venture partners on a quarterly basis.
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
Recent Accounting Pronouncement
In April 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2013-07, Presentation of Financial Statements Topic Liquidation Basis of Accounting ("ASU 2013-07"). ASU 2013-07 requires an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is considered imminent when the likelihood is remote that the organization will return from liquidation and either: (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties; or (b) a plan for liquidation is being imposed by other forces. ASU 2013-07 will be effective for the Joint Venture beginning on January 1, 2014. The Joint Venture expects that the adoption of ASU 2013-07 will not have a material impact on its financial statements or disclosures.

3.	RELATED-PARTY TRANSACTIONS
Management and Leasing Fees
Fund XIII and Fund XIV entered into property management and leasing agreements with Wells Management Company, Inc. ("Wells Management"), an affiliate of their general partners. In accordance with the property management and leasing agreements, Wells Management receives compensation for the management and leasing of the Joint Venture's property. The Joint Venture will pay Wells Management management and leasing fees equal to the lesser of (a) fees that would be paid to a comparable outside firm, which is assessed periodically based on market studies; or (b) 4.5% of the gross revenues generally paid over the life of the lease, plus a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month's rent. In the case of commercial properties which are leased on a long-term net basis (10 or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. The Joint Venture incurred management and leasing fees that are payable to Wells Management of $23,828, $66,226, and $65,937 for the years ended December 31, 2013, 2012, and 2011, respectively.

Due to Affiliate
As presented in the accompanying balance sheets, due to affiliate as of December 31, 2013 and 2012 represents amounts due to Wells Management for the following items:

	2013	2012
Property management fees	$237	$1,883
Administrative reimbursements	—	3,546
	$237	$5,429

Administrative Reimbursements
Wells Management performs certain administrative services for the Joint Venture, relating to accounting, property management, and other partnership administration, and incurs the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. In the opinion of management, this is a reasonable estimation of such expenses. During the years ended December 31, 2013, 2012, and 2011, the Joint Venture incurred administrative expenses of $9,975, $39,331, and $25,575, respectively, payable to Wells Management for these services.

4.	RENTAL INCOME
The future contractual rental income due to the Joint Venture under noncancelable operating leases as of December 31, 2013 is as follows:

Year ended December 31:
2014	$683,413
2015	426,390
2016	439,131
2017	452,322
2018	189,616
Thereafter	—
$2,190,872
Three tenants generated approximately 74%, 21%, and 5% of contractual rental income for the year ended December 31, 2013, and three tenants will generate approximately 47%, 41%, and 12% of future contractual rental income.

5.	COMMITMENTS AND CONTINGENCIES
Certain lease agreements include provisions that, at the option of the tenant, may obligate the Joint Venture to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. In May 2013, the Joint Venture executed a lease amendment with Cemex Construction Materials Florida, LLC ("Cemex") at the Siemens - Orlando Building. As a result, Cemex has the right to request the reimbursement of agreed upon tenant improvements estimated at approximately $135,000, which would be required to be funded by the Joint Venture.

6.	SUBSEQUENT EVENT
On March 17, 2014, the Joint Venture entered into the fifth amendment to the lease agreement with Siemens Real Estate ("Siemens") at the Siemens - Orlando Building, which extended the lease term from May 1, 2014 to April 30, 2019. Following a seven month base rental abatement period, annual base rent per square foot will be $14.00 and shall be payable through April 30, 2015. The base rent is scheduled to increase by $0.50 annually beginning on May 1, 2015. In addition to monthly base rent, Siemens is required to reimburse the Joint Venture for its pro rata share of all operating costs and real estate taxes for the Siemens - Orlando Building with no annual cap. Siemens is entitled to a landlord-funded tenant allowance of approximately $100,000.

FUND XIII AND FUND XIV ASSOCIATES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

DECEMBER 31, 2013

		Initial Cost			Gross Carrying Amounts of December 31, 2013
Description	Encumbrances	Land	Buildings and Improvements	Costs Capitalized Subsequent To Acquisition(b)	Land	Buildings and Improvements	Intangible Lease Asset	Construction in Progress	Total	Accumulated Depreciation & Amortization(c)	Date of Construction	Date Acquired
SIEMENS - ORLANDO BUILDING(a)	None	$1,950,000	$8,734,436	$(718,425)	$2,031,250	$7,928,991	$—	$5,770	$9,966,011	$2,270,909	2001	10/30/2003

(a)	The Siemens - Orlando Building consists of two single-story office buildings located in Orlando, Florida.

(b)	Includes acquisition and advisory fees and acquisition expense reimbursements applied at acquisition as well as write-offs of fully depreciated/amortized capitalized costs.

(c)
Buildings, land improvements, building improvements, and tenant improvements are depreciated using the straight-line method over 40 years, 20 years, 5 to 25 years, and the shorter of the economic life or corresponding lease terms, respectively.

FUND XIII AND FUND XIV ASSOCIATES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

DECEMBER 31, 2013

	Cost	Accumulated Depreciation & Amortization
BALANCE AT DECEMBER 31, 2010	$9,978,344	$1,740,023

Additions	109,445	415,232
BALANCE AT DECEMBER 31, 2011	10,087,789	2,155,255

Additions	255,870	247,728
BALANCE AT DECEMBER 31, 2012	10,343,659	2,402,983

Additions	6,480	252,054
Dispositions	(384,128)	(384,128)
BALANCE AT DECEMBER 31, 2013	$9,966,011	$2,270,909