Form 10-Q
period 2014-03-31
WELLS REAL ESTATE FUND XIII L P
filed 2014-05-15
CIK 1127245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Certain statements contained in this Form 10-Q of Wells Real Estate Fund XIII, L.P. (the "Partnership," "we," "our," "us," or the "Registrant") other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as "may," "will," "would," "could," "expect," "intend," "plan," "anticipate," "estimate," "believe," "continue," or other similar words. Specifically, we consider, among others, statements concerning future operating results and cash flows, our ability to meet future obligations, and the amount and timing of any future distributions to limited partners to be forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission ("SEC"). We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide distributions to partners, and maintain the value of our real estate properties, may be significantly hindered. See Part 1, Item 1A in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in our forward-looking statements.

WELLS REAL ESTATE FUND XIII, L.P.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
The information presented in the Partnership's accompanying balance sheets and statements of operations, partners' capital, and cash flows reflects all adjustments that are, in management's opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.
The accompanying financial statements should be read in conjunction with the notes to the Partnership's financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations, all included in both this Quarterly Report on Form 10-Q and in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2013. The Partnership's results of operations for the three months ended March 31, 2014 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND XIII, L.P.

BALANCE SHEETS

	(Unaudited)
	March 31, 2014	December 31, 2013
Assets:
Investment in joint ventures	$9,197,025	$9,257,901
Cash and cash equivalents	4,083,305	3,942,050
Due from joint ventures	73,512	220,744
Other assets	12,980	12,980
Total assets	$13,366,822	$13,433,675

Liabilities:
Accounts payable and accrued expenses	$16,840	$12,513
Due to affiliates	15,546	6,807
Total liabilities	32,386	19,320

Commitments and Contingencies

Partners' Capital:
Limited Partners:
Cash Preferred – 3,213,008 units issued and outstanding	13,334,033	13,413,153
Tax Preferred – 559,040 units issued and outstanding	—	—
General Partners	403	1,202
Total partners' capital	13,334,436	13,414,355
Total liabilities and partners' capital	$13,366,822	$13,433,675
See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited)
	Three Months Ended
	March 31,
	2014	2013
Equity in Income of Joint Ventures	$12,636	$137,103

General and Administrative Expenses	92,555	61,526
Net Income (Loss)	$(79,919)	$75,577

Net Income (Loss) Allocated to:
Cash Preferred Limited Partners	$(79,120)	$74,821
Tax Preferred Limited Partners	$—	$—
General Partners	$(799)	$756

Net Income (Loss) per Weighted-Average Limited Partner Unit:
Cash Preferred	$(0.02)	$0.02
Tax Preferred	$0.00	$0.00

Weighted-Average Limited Partner Units Outstanding:
Cash Preferred	3,213,008	3,213,008
Tax Preferred	559,040	559,040
See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF PARTNERS' CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 2013
AND THE THREE MONTHS ENDED MARCH 31, 2014 (UNAUDITED)

	Limited Partners				General Partners	Total Partners' Capital
	Cash Preferred		Tax Preferred
	Units	Amount	Units	Amount
BALANCE, December 31, 2012	3,213,008	$14,978,922	559,040	$—	$17,018	$14,995,940

Net loss	—	(1,565,769)	—	—	(15,816)	(1,581,585)
BALANCE, December 31, 2013	3,213,008	13,413,153	559,040	—	1,202	13,414,355

Net loss	—	(79,120)	—	—	(799)	(79,919)
BALANCE, March 31, 2014	3,213,008	$13,334,033	559,040	$—	$403	$13,334,436
See accompanying notes.

 WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF CASH FLOWS

	(Unaudited)
	Three Months Ended
	March 31,
	2014	2013
Cash Flows from Operating Activities:
Net income (loss)	$(79,919)	$75,577
Operating distributions received from joint ventures	220,744	90,856
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in income of joint ventures	(12,636)	(137,103)
Changes in assets and liabilities:
Decrease in other assets	—	2,797
Increase in accounts payable and accrued expenses	4,327	4,156
Increase (decrease) in due to affiliates	8,739	(4,565)
Net cash provided by operating activities	141,255	31,718
Net Increase in Cash and Cash Equivalents	141,255	31,718

Cash and Cash Equivalents, beginning of period	3,942,050	3,732,881
Cash and Cash Equivalents, end of period	$4,083,305	$3,764,599
See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2014 (unaudited)

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

Joint Venture	Joint Venture Partners	Ownership %	Properties
Wells Fund XIII-REIT Joint Venture Partnership ("Fund XIII-REIT Associates")	• Wells Real Estate Fund XIII, L.P. • Piedmont Operating Partnership, LP	28.1% 71.9%	1. 8560 Upland Drive Two connected one-story office and assembly buildings located in Englewood, Colorado 2. Two Park Center(1) A four-story office building located in Hoffman Estates, Illinois
Fund XIII and Fund XIV Associates ("Fund XIII-XIV Associates")	• Wells Real Estate Fund XIII, L.P. • Wells Real Estate Fund XIV, L.P.	47.3% 52.7%	3. Siemens – Orlando Building Two single-story office buildings located in Orlando, Florida
(1) On March 31, 2014, we entered into an agreement to sell this building to an unaffiliated third party.
Wells Real Estate Fund XIV, L.P. is affiliated with the Partnership through common general partners. Each of the properties described above was acquired on an all-cash basis. For further information regarding the Joint Ventures and foregoing properties, refer to the Partnership's Annual Report on Form 10-K for the year ended December 31, 2013.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The financial statements of the Partnership have been prepared in accordance with the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly and consistently present the results for these periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2013.
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
The Partnership continually evaluates the fair value of its equity interests in the joint ventures. If management determines that the carrying value of its interests are less than fair value, and such loss is other than temporary, the Partnership reduces its carrying value to fair value and recognizes the loss in the statements of operations.
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

3.	INVESTMENT IN JOINT VENTURES
Summary of Financial Information
Condensed financial information for the Joint Ventures for the three months ended March 31, 2014 and 2013, respectively, is presented below:

	Total Revenues		Net Income (Loss)
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Fund XIII-REIT Associates	$315,883	$790,237	$(310,422)	$160,921
Fund XIII-XIV Associates	402,109	394,761	211,196	194,225
	$717,992	$1,184,998	$(99,226)	$355,146

Due from Joint Ventures
As presented in the accompanying balance sheets, due from joint ventures as of March 31, 2014 and December 31, 2013 includes operating cash flow generated by the Joint Ventures during the three months ended March 31, 2014 and December 31, 2013, respectively, which is payable to the Partnership.
Sale Agreement
On March 31, 2014, Fund XIII-REIT Associates entered into an agreement to sell a four-story office building containing approximately 194,000 rentable square feet and located in Hoffman Estates, Illinois ("Two Park Center"), to an unaffiliated third party, for a gross sales price of $8,825,000, exclusive of closing costs (the “Agreement”). The Agreement is subject to a 45-day due diligence period. An initial earnest money deposit of $500,000 was received and will become non-refundable upon the expiration of the due diligence period. Fund XIII-REIT Associates expects the closing of this transaction to occur during the second quarter of 2014; however, there are no assurances regarding when or if this sale will be completed. The Partnership holds an equity interest of approximately 28.11% in Fund XIII-REIT Associates, which owns 100% of Two Park Center.

4.	RELATED-PARTY TRANSACTIONS
Management and Leasing Fees
The Partnership has entered into a property management, leasing, and asset management agreement with Wells Management Company, Inc. ("Wells Management"), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Partnership's properties, owned through the Joint Ventures, equal to the lesser of (a) 4.5% of the gross revenues collected monthly; plus, a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month's rent, or (b) fees that would be paid to a comparable outside firm, which is assessed periodically based on market studies. In the case of commercial properties leased on a long-term net-lease basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, are included in equity in income of joint ventures in the accompanying statements of operations. The Partnership's share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures and payable to Wells Management is $5,976 and $7,707 for the three months ended March 31, 2014 and 2013, respectively.
Administrative Reimbursements
Wells Capital, one of the Partnership's General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses payable to Wells Capital and Wells Management of $47,950 and $20,711 for the three months ended March 31, 2014 and 2013, respectively. In addition, Wells Capital and Wells Management pay for certain operating expenses of the Partnership ("bill-backs") directly and invoice the Partnership for the reimbursement thereof on a quarterly basis. As presented in the accompanying balance sheets, due to affiliates as of March 31, 2014 and December 31, 2013 represents administrative reimbursements and bill-backs due to Wells Capital and/or Wells Management.

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
Wells Capital and Wells Management are owned and controlled by WREF. The operations of Wells Capital, Wells Investment Securities, Inc., Wells Management, and their affiliates represent substantially all of the business of WREF. Accordingly, we focus on the financial condition of WREF when assessing the financial condition of Wells Capital and Wells Management. In the event that WREF were to become unable to meet its obligations as they become due, we might be required to find alternative service providers. Beginning in 2013, WREF began winding down its operations and, as a result, its workforce has been reduced. As of March 31, 2014, however, the Partnership has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due.

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
Certain lease agreements include provisions that, at the option of the tenant, may obligate the Partnership to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. In March 2014, Fund XIII-XIV Associates executed a lease amendment with Siemens Real Estate ("Siemens") at the Siemens - Orlando Building. As a result, Siemens has the right to request the reimbursement of agreed upon tenant improvements estimated at approximately $100,000, which would be required to be funded by Fund XIII-XIV Associates.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the accompanying financial statements and notes thereto. See also "Cautionary Note Regarding Forward-Looking Statements" preceding Part I, as well as our financial statements, the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations, all provided in our Annual Report on Form 10-K for the year ended December 31, 2013.
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
Portfolio Overview
We are currently in the positioning-for-sale phase of our life cycle. We have sold four of the seven properties in which we have held interests. On March 17, 2014, Fund XIII-XIV Associates and Siemens entered into a lease amendment at the Siemens – Orlando Building which extended the lease term from May 1, 2014 to April 30, 2019. On March 31, 2014, Fund XIII-REIT Associates entered into an agreement to sell a four-story office building containing approximately 194,000 rentable square feet and located in Hoffman Estates, Illinois ("Two Park Center"), to an unaffiliated third party, for a gross sales price of $8,825,000, exclusive of closing costs (the “Agreement”). The Agreement is subject to a 45-day due diligence period. An initial earnest money deposit of $500,000 was received and will become non-refundable upon the expiration of the due diligence period. Fund XIII-REIT Associates expects the closing of this transaction to occur during the second quarter of 2014; however, there are no assurances regarding when or if this sale will be completed. The Partnership holds an equity interest of approximately 28.11% in Fund XIII-REIT Associates, which owns 100% of Two Park Center.
While our focus at this time involves leasing and marketing efforts at our remaining properties that we believe will ultimately result in the best disposition pricing of our assets for our limited partners, we will evaluate offers to sell our properties on an as-is basis.
The first quarter 2014 operating distributions to limited partners holding Cash Preferred Units were reserved. We anticipate that operating distributions will continue to be reserved in the near-term as a result of our intention to fund our pro rata share of property operating costs and anticipated re-leasing costs at our remaining properties in connection with the current vacancies.
Property Summary
As we move further into the positioning-for-sale phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we will seek to maximize returns to our limited partners by attempting to negotiate long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs, and portfolio costs. As our remaining properties are positioned for sale, our attention will shift to locating suitable buyers, and negotiating purchase-sale contracts that will attempt to maximize the total return to our limited partners and minimize contingencies and potential post-closing obligations to buyers. As of April 30, 2014, we owned interests in three properties.
Information relating to the properties owned, or previously owned, by the Joint Ventures is provided below:

•	The AmeriCredit Building was sold on April 13, 2005.

•	The John Wiley Building was sold on April 13, 2005.

•	The 7500 Setzler Parkway building was sold on January 31, 2007.

•	The Randstad – Atlanta Building was sold on April 24, 2007.

•	8560 Upland Drive, located in Englewood, Colorado, is currently 57% leased to Quantum Corporation through December 2021. We are actively marketing the vacant space in this building for lease.

•	Two Park Center, located in Hoffman Estates, Illinois, a suburb of Chicago, is currently vacant. On March 31, 2014, we entered into an agreement to sell this building to an unaffiliated third party.

•	The Siemens – Orlando Building, located in Orlando, Florida, is currently 100% leased to three tenants. The major lease to Siemens extends through April 2019.

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
Short-Term Liquidity
During the three months ended March 31, 2014, we generated net cash flows from operating activities, including operating distributions received from the Joint Ventures, of approximately $141,000. Operating distributions from the Joint Ventures generally consist of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. We continued to reserve the net operating cash flows generated in the first quarter of 2014 to fund our pro rata share of anticipated re-leasing costs in connection with the current vacancies at 8560 Upland Drive and Two Park Center. The extent to which any future operating distributions are paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs to fund our share of tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures. We anticipate that operating distributions from the Joint Ventures may decline in the near term as a result of funding our pro rata share of property operating costs and anticipated re-leasing costs at our remaining properties.
We believe that the cash on hand and distributions due from the Joint Ventures will be sufficient to cover our working capital needs, including those provided for within our total liabilities of approximately $32,000, as of March 31, 2014.
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
As of March 31, 2014, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

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
Results of Operations
Comparison of the three months ended March 31, 2013 versus the three months ended March 31, 2014
Equity in Income of Joint Ventures
Equity in income of Joint Ventures decreased from $137,103 for the three months ended March 31, 2013 to $12,636 for the three months ended March 31, 2014, primarily due to (i) a decrease in rental revenue and tenant reimbursements at Two Park Center as a result of the expiration of the American Intercontinental University lease on December 31, 2013 and (ii) a decrease in rental revenue and tenant reimbursements at 8560 Upland Drive as a result of a decrease in occupancy since March 31, 2013. Absent leasing activity at our remaining properties, we expect equity in income of Joint Ventures to remain stable in the near term.
General and Administrative Expenses
General and administrative expenses increased from $61,526 for the three months ended March 31, 2013 to $92,555 for the three months ended March 31, 2014, primarily due to an increase in administrative reimbursements and administrative costs allocated to the Partnership, which are based on estimates of time dedicated to the Partnership. We anticipate that future general and administrative expenses will vary primarily based on future changes in our reporting and regulatory requirements and estimates of time allocated to the Partnership.
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
We continually evaluate the fair value of our equity interests in the joint ventures. If management determines that the carrying value of our interests are less than fair value, and such loss is other than temporary, we reduce our carrying value to fair value and recognize the loss in the statements of operations.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management's judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended March 31, 2014, requiring disclosure under Item 103 of Regulation S-K.

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act during the quarter ended March 31, 2014.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended March 31, 2014.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended March 31, 2014.

(b)	Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.OTHER INFORMATION

(a)	During the quarter ended March 31, 2014, there was no information required to be disclosed in a report on Form
8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS
The Exhibits to this report are set forth on Exhibit Index to First Quarter Form 10-Q attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XIII, L.P. (Registrant)

	By:	WELLS CAPITAL, INC. (General Partner)

May 15, 2014		/s/ RANDY A. SIMMONS
Randy A. Simmons
On behalf of the registrant and as Senior Vice President and Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX
TO FIRST QUARTER FORM 10-Q
OF
WELLS REAL ESTATE FUND XIII, L.P.

Exhibit Number	Description of Document

10.1	Purchase and Sale Agreement for the sale of Two Park Center

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.