Form 10-Q
period 2014-06-30
WELLS REAL ESTATE FUND XIII L P
filed 2014-08-11
CIK 1127245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide distributions to partners, and maintain the value of our real estate properties, may be significantly hindered. See Part I, Item 1A in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in our forward-looking statements.

WELLS REAL ESTATE FUND XIII, L.P.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
The information presented in the Partnership's accompanying balance sheets and statements of operations, partners' capital, and cash flows reflects all adjustments that are, in management's opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.
The accompanying financial statements should be read in conjunction with the notes to the Partnership's financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations, all included in both this Quarterly Report on Form 10-Q and in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2013. The Partnership's results of operations for the three months and six months ended June 30, 2014 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND XIII, L.P.

BALANCE SHEETS

	(Unaudited)
	June 30, 2014	December 31, 2013
Assets:
Investment in joint ventures	$6,869,749	$9,257,901
Cash and cash equivalents	6,363,161	3,942,050
Due from joint ventures	721	220,744
Other assets	12,980	12,980
Total assets	$13,246,611	$13,433,675

Liabilities:
Accounts payable and accrued expenses	$5,878	$12,513
Due to affiliates	6,746	6,807
Total liabilities	12,624	19,320

Commitments and Contingencies

Partners' Capital:
Limited Partners:
Cash Preferred – 3,213,008 units issued and outstanding	13,233,987	13,413,153
Tax Preferred – 559,040 units issued and outstanding	—	—
General Partners	—	1,202
Total partners' capital	13,233,987	13,414,355
Total liabilities and partners' capital	$13,246,611	$13,433,675
See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Equity in Income (Loss) of Joint Ventures	$(63,965)	$(1,562)	$(51,329)	$135,541
Interest and other income	415	—	415	—
Total Revenues	(63,550)	(1,562)	(50,914)	135,541

General and Administrative Expenses	36,899	38,556	129,454	100,082
Net Income (Loss)	$(100,449)	$(40,118)	$(180,368)	$35,459

Net Income (Loss) Allocated to:
Cash Preferred Limited Partners	$(100,046)	$(39,717)	$(179,166)	$35,104
Tax Preferred Limited Partners	$—	$—	$—	$—
General Partners	$(403)	$(401)	$(1,202)	$355

Net Income (Loss) per Weighted-Average Limited Partner Unit:
Cash Preferred	$(0.03)	$(0.01)	$(0.06)	$0.01
Tax Preferred	$0.00	$0.00	$0.00	$0.00

Weighted-Average Limited Partner Units Outstanding:
Cash Preferred	3,213,008	3,213,008	3,213,008	3,213,008
Tax Preferred	559,040	559,040	559,040	559,040
See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF PARTNERS' CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 2013
AND THE SIX MONTHS ENDED JUNE 30, 2014 (UNAUDITED)

	Limited Partners				General Partners	Total Partners' Capital
	Cash Preferred		Tax Preferred
	Units	Amount	Units	Amount
BALANCE, December 31, 2012	3,213,008	$14,978,922	559,040	$—	$17,018	$14,995,940

Net loss	—	(1,565,769)	—	—	(15,816)	(1,581,585)
BALANCE, December 31, 2013	3,213,008	13,413,153	559,040	—	1,202	13,414,355

Net loss	—	(179,166)	—	—	(1,202)	(180,368)
BALANCE, June 30, 2014	3,213,008	$13,233,987	559,040	$—	$—	$13,233,987
See accompanying notes.

 WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF CASH FLOWS

	(Unaudited)
	Six Months Ended
	June 30,
	2014	2013
Cash Flows from Operating Activities:
Net income (loss)	$(180,368)	$35,459
Operating distributions received from joint ventures	220,744	219,789
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in (income) loss of joint ventures	51,329	(135,541)
Changes in assets and liabilities:
Decrease in other assets	—	2,649
Decrease in accounts payable and accrued expenses	(6,635)	(3,704)
Decrease in due to affiliates	(61)	(1,425)
Net cash provided by operating activities	85,009	117,227

Cash Flows from Investing Activities:
Net sale proceeds received from joint ventures	2,352,592	—
Investment in joint ventures	(16,490)	—
Net cash provided by investing activities	2,336,102	—
Net Increase in Cash and Cash Equivalents	2,421,111	117,227

Cash and Cash Equivalents, beginning of period	3,942,050	3,732,881
Cash and Cash Equivalents, end of period	$6,363,161	$3,850,108
See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2014 (unaudited)

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

Joint Venture	Joint Venture Partners	Ownership %	Properties
Wells Fund XIII-REIT Joint Venture Partnership ("Fund XIII-REIT Associates")	• Wells Real Estate Fund XIII, L.P. • Piedmont Operating Partnership, LP	28.1% 71.9%	1. 8560 Upland Drive Two connected one-story office and assembly buildings located in Englewood, Colorado 2. Two Park Center(1) A four-story office building located in Hoffman Estates, Illinois
Fund XIII and Fund XIV Associates ("Fund XIII-XIV Associates")	• Wells Real Estate Fund XIII, L.P. • Wells Real Estate Fund XIV, L.P.	47.3% 52.7%	3. Siemens – Orlando Building(2) Two single-story office buildings located in Orlando, Florida
(1) This property was sold in May 2014.
(2) On July 11, 2014, we entered into an agreement to sell this property to an unaffiliated third party.
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
The Partnership continually evaluates the fair value of its equity interests in the joint ventures. If management determines that the carrying value of its interests is less than fair value, and such loss is other than temporary, the Partnership reduces its carrying value to fair value and recognizes the loss in the statements of operations.
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
Summary of Financial Information
Condensed financial information for the Joint Ventures for the three months and six months ended June 30, 2014 and 2013, respectively, is presented below:

	Total Revenues		Income (Loss) from Continuing Operations		Loss from Discontinued Operations		Net Income (Loss)
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,		June 30,
	2014	2013	2014	2013	2014	2013	2014	2013
Fund XIII-REIT Associates	$305,406	$380,541	$(73,187)	$(80,771)	$(389,186)	$(125,668)	$(462,373)	$(206,439)
Fund XIII-XIV Associates	330,712	314,249	139,553	119,383	—	—	139,553	119,383
	$636,118	$694,790	$66,366	$38,612	$(389,186)	$(125,668)	$(322,820)	$(87,056)

	Total Revenues		Income (Loss) from Continuing Operations		Loss from Discontinued Operations		Net Income (Loss)
	Six Months Ended		Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2014	2013	2014	2013	2014	2013	2014	2013
Fund XIII-REIT Associates	$614,547	$806,377	$(39,524)	$67,670	$(733,271)	$(113,188)	$(772,795)	$(45,518)
Fund XIII-XIV Associates	732,821	709,010	350,749	313,608	—	—	350,749	313,608
	$1,347,368	$1,515,387	$311,225	$381,278	$(733,271)	$(113,188)	$(422,046)	$268,090

The Partnership allocates its share of net income, net loss, and gain (loss) on sale generated by the properties owned by the Joint Ventures to its Cash Preferred and Tax Preferred limited partners pursuant to the partnership agreement provisions outlined in Note 2. The components of loss from discontinued operations recognized by the Joint Venture are provided below:

	Six Months Ended			Six Months Ended
	June 30, 2014			June 30, 2013
	Operating Loss	Loss on Sale	Total	Operating Loss	Loss on Sale	Total
Fund XIII-REIT Associates	$(498,130)	$(235,141)	$(733,271)	$(113,188)	$—	$(113,188)

On May 29, 2014, Fund XIII-REIT Associates sold Two Park Center to an unaffiliated third party for a gross sales price of $8,825,000, exclusive of closing costs. As result of the sale, the Partnership received net sale proceeds of approximately $2,353,000 and was allocated a loss of approximately $66,000 for the three and six month periods ended June 30, 2014.
Due from Joint Ventures
As presented in the accompanying balance sheets, due from joint ventures as of June 30, 2014 and December 31, 2013 includes operating cash flow generated by the Joint Ventures during the three months ended June 30, 2014 and December 31, 2013, respectively, which is payable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS
Management and Leasing Fees
The Partnership has entered into a property management, leasing, and asset management agreement with Wells Management Company, Inc. ("Wells Management"), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Partnership's properties, owned through the Joint Ventures, equal to the lesser of (a) 4.5% of the gross revenues collected monthly; plus, a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month's rent, or (b) fees that would be paid to a comparable outside firm, which is assessed periodically based on market studies. In the case of commercial properties leased on a long-term net-lease basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, are included in equity in income of joint ventures in the accompanying statements of operations. The Partnership's share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures and payable to Wells Management is $824 and $1,183 for the three months ended June 30, 2014 and 2013, respectively, and $6,799 and $8,890 for the six months ended June 30, 2014 and 2013, respectively.
Administrative Reimbursements
Wells Capital, one of the Partnership's General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses payable to Wells Capital and Wells Management of $8,177 and $19,830 for the three months ended June 30, 2014 and 2013, respectively, and $56,127 and $40,542 for the six months ended June 30, 2014 and 2013, respectively. In addition, Wells Capital and Wells Management pay for certain operating expenses of the Partnership ("bill-backs") directly and invoice the Partnership for the reimbursement thereof on a quarterly basis. As presented in the accompanying balance sheets, due to affiliates as of June 30, 2014 and December 31, 2013 represents administrative reimbursements and bill-backs due to Wells Capital and/or Wells Management.
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
Wells Capital and Wells Management are owned and controlled by WREF. The operations of Wells Capital, Wells Investment Securities, Inc., Wells Management, and their affiliates represent substantially all of the business of WREF. Accordingly, we focus on the financial condition of WREF when assessing the financial condition of Wells Capital and Wells Management. In the event that WREF were to become unable to meet its obligations as they become due, we might be required to find alternative service providers. Beginning in 2013, WREF began winding down its operations and, as a result, its workforce has been reduced. As of June 30, 2014, however, the Partnership has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due.

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

7.	SUBSEQUENT EVENT
On July 11, 2014, Fund XIII-XIV Associates entered into an agreement to sell the Siemens - Orlando Building to Owens Realty Capital, LLC., an unaffiliated third party, for a gross sales price of $14,320,000, exclusive of closing costs. The agreement was subject to a 13-day due diligence period. On July 23, 2014, the first amendment to the agreement was signed, which extended the due diligence period to August 20, 2014. Earnest money deposits totaling $350,000 have been received and another $100,000 is due from the buyer prior to the end of the due diligence period. All earnest money deposits will become non-refundable upon the expiration of the due diligence period. Fund XIII-XIV Associates expects the closing of this transaction to occur during the third quarter of 2014; however, there are no assurances regarding when or if this sale will be completed. The Partnership owns approximately 47.3% of Fund XIII-XIV Associates, which owns 100% of the Siemens-Orlando Building.

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
Portfolio Overview
We are currently in the positioning-for-sale phase of our life cycle. We have sold five of the seven properties in which we have held interests. On May 29, 2014, Fund XIII-REIT Associates sold Two Park Center to an unaffiliated third party for a gross sales price of $8,825,000, exclusive of closing costs. As result of the sale, the Partnership received net sale proceeds of approximately $2,353,000 and was allocated a loss of approximately $66,000 for the three and six month periods ended June 30, 2014.
On July 11, 2014, Fund XIII-XIV Associates entered into an agreement to sell the Siemens - Orlando Building to Owens Realty Capital, LLC., an unaffiliated third party, for a gross sales price of $14,320,000, exclusive of closing costs. The agreement was subject to a 13-day due diligence period. On July 23, 2014, the first amendment to the agreement was signed, which extended the due diligence period to August 20, 2014. Earnest money deposits totaling $350,000 have been received and another $100,000 is due from the buyer prior to the end of the due diligence period. All earnest money deposits will become non-refundable upon the expiration of the due diligence period. Fund XIII-XIV Associates expects the closing of this transaction to occur during the third quarter of 2014; however, there are no assurances regarding when or if this sale will be completed.
The second quarter 2014 operating distributions to limited partners holding Cash Preferred Units were reserved. We anticipate that operating distributions will continue to be reserved in the near-term as a result of our intention to fund our pro rata share of property operating costs and anticipated re-leasing costs at 8560 Upland Drive in connection with the current vacancy. Our General Partners are reviewing the current needs of our portfolio, including property operating costs and anticipated re-leasing costs at 8560 Upland Drive, to evaluate the possibility and related timing of a distribution of net sale proceeds.

Property Summary
As we move further into the positioning-for-sale phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we will seek to maximize returns to our limited partners by attempting to negotiate long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs, and portfolio costs. As noted above under Portfolio Overview, we anticipate selling the Siemens-Orlando Building in the third quarter of 2014; however, there are no assurances regarding when or if this sale will be completed. As our other remaining property is positioned for sale, our attention will shift to locating a suitable buyer, and negotiating a purchase-sale contract that will attempt to maximize the total return to our limited partners and minimize contingencies and potential post-closing obligations to the buyer. As of July 31, 2014, we owned interests in two properties.

Information relating to the properties owned, or previously owned, by the Joint Ventures is provided below:

•	The AmeriCredit Building was sold on April 13, 2005.

•	The John Wiley Building was sold on April 13, 2005.

•	The 7500 Setzler Parkway building was sold on January 31, 2007.

•	The Randstad – Atlanta Building was sold on April 24, 2007.

•	Two Park Center was sold on May 29, 2014.

•	8560 Upland Drive, located in Englewood, Colorado, is currently 57% leased to Quantum Corporation through December 2021. We are actively marketing the vacant space in this building for lease.

•
The Siemens – Orlando Building, located in Orlando, Florida, is currently 100% leased to three tenants. The major lease to Siemens extends through April 2019. On July 11, 2014, we executed an agreement to sell this property; however, there are no assurances regarding when or if this sale will be completed.

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
Short-Term Liquidity
During the six months ended June 30, 2014, we generated net cash flows from operating activities, including operating distributions received from the Joint Ventures, of approximately $85,000. Operating distributions from the Joint Ventures generally consist of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. We continued to reserve the net operating cash flows generated in 2014 to fund our pro rata share of anticipated re-leasing costs in connection with the current vacancy at 8560 Upland Drive. The extent to which any future operating distributions are paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs to fund our share of tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures. We anticipate that operating distributions from the Joint Ventures may decline in the near term as a result of funding our pro rata share of property operating costs and anticipated re-leasing costs at 8560 Upland Drive.

During the six months ended June 30, 2014, we invested approximately $16,000 in Fund XIII-REIT Associates to fund our pro-rata share of property operating expenses at Two Park Center, which was vacant at the time of sale. During the six months ended June 30, 2014, we received net sale proceeds of approximately $2,353,000 from the sale of Two Park Center. The net sale proceeds were reserved as we are reviewing the current needs of our portfolio, including property operating costs and anticipated re-leasing costs at 8560 Upland Drive.
We believe that the cash on hand and distributions due from the Joint Ventures will be sufficient to cover our working capital needs, including those provided for within our total liabilities of approximately $13,000, as of June 30, 2014.
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
As of June 30, 2014, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

	Net Sale Proceeds	Partnership's Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners	Undistributed Net Sale Proceeds
Property Sold				Amount	Purpose
AmeriCredit Building (sold in 2005)	$14,301,802	28.11%	$4,020,236	$—	—	$4,020,236	$—
John Wiley Building (sold in 2005)	$21,427,599	28.11%	6,023,298	—	—	6,023,298	—
7500 Setzler Parkway (sold in 2007)	$8,723,080	47.30%	4,126,017	—	—	4,126,017	—
Randstad-Atlanta Building (sold in 2007)	$8,992,600	47.30%	4,253,500	—	—	4,240,448	13,052
Two Park Center (sold in 2014)	$8,369,237	28.11%	2,352,592	—	—	—	2,352,592
Total			$20,775,643	$—		$18,409,999	$2,365,644
Upon evaluating the capital needs of the properties in which we currently own an interest, our General Partners have determined to reserve the remaining net sale proceeds.

Results of Operations
Comparison of the three months ended June 30, 2013 versus the three months ended June 30, 2014
Equity in Loss of Joint Ventures
Equity in loss of Joint Ventures increased from $1,562 for the three months ended June 30, 2013 to $63,965 for the three months ended June 30, 2014, primarily due to (i) recognizing a loss on the sale of Two Park Center in the second quarter of 2014 and (ii) a decrease in rental revenue at Two Park Center as a result of the expiration of the American Intercontinental University lease on December 31, 2013. We expect equity in loss of Joint Ventures to decrease due to the disposition of Two Park Center and recognition of the related loss in the second quarter of 2014.
General and Administrative Expenses
General and administrative expenses remained relatively stable at $38,556 for the three months ended June 30, 2013 and $36,899 for the three months ended June 30, 2014. With the winding down of WREF and reduction in workforce, we anticipate that general and administrative expenses will vary primarily based on future changes in estimates of time allocated to the Partnership.
Comparison of the six months ended June 30, 2013 versus the six months ended June 30, 2014
Equity in Income (Loss) of Joint Ventures
Equity in income (loss) of Joint Ventures decreased from income of $135,541 for the six months ended June 30, 2013 to a loss of $51,329 for the six months ended June 30, 2014, primarily due to (i) recognizing a loss on the sale of Two Park Center in the second quarter of 2014 and (ii) a decrease in rental revenue at Two Park Center as a result of the expiration of the American Intercontinental University lease on December 31, 2013. We expect additional equity in income of Joint Ventures, as compared to the six months ended June 30, 2014, due to the disposition of Two Park Center and recognition of the related loss in the second quarter of 2014.
General and Administrative Expenses
General and administrative expenses increased from $100,082 for the six months ended June 30, 2013 to $129,454 for the six months ended June 30, 2014, primarily due to an increase in administrative reimbursements and administrative costs allocated to the Partnership. The increase reflects an adjustment to the allocation method related to the winding down of WREF. With the winding down of WREF and reduction in workforce, we anticipate that general and administrative expenses will vary primarily based on future changes in estimates of time allocated to the Partnership.
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

Investment in Real Estate Assets
We are required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the assets to determine the appropriate useful lives. These assessments have a direct impact on net income (loss). The estimated useful lives of the Joint Ventures' assets are depreciated using the straight-line method over the following useful lives:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant improvements	Shorter of lease term or economic life
Intangible lease assets	Lease term
In the event that the Joint Ventures utilize inappropriate useful lives or methods of depreciation, our net income (loss) would be misstated.
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
We continually evaluate the fair value of our equity interests in the joint ventures. If management determines that the carrying value of our interests is less than fair value, and such loss is other than temporary, we reduce our carrying value to fair value and recognize the loss in the statements of operations.
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
Subsequent Event
On July 11, 2014, Fund XIII-XIV Associates entered into an agreement to sell the Siemens - Orlando Building to Owens Realty Capital, LLC., an unaffiliated third party, for a gross sales price of $14,320,000, exclusive of closing costs. The agreement was subject to a 13-day due diligence period. On July 23, 2014, the first amendment to the agreement was signed, which extended the due diligence period to August 20, 2014. Earnest money deposits totaling $350,000 have been received and another $100,000 is due from the buyer prior to the end of the due diligence period. All earnest money deposits will become non-refundable upon the expiration of the due diligence period. Fund XIII-XIV Associates expects the closing of this transaction to occur during the third quarter of 2014; however, there are no assurances regarding when or if this sale will be completed. We own approximately 47% of Fund XIII-IV Associates, which owns 100% of the Siemens-Orlando Building.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management's judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended June 30, 2014, requiring disclosure under Item 103 of Regulation S-K.

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act during the quarter ended June 30, 2014.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended June 30, 2014.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended June 30, 2014.

(b)	Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.OTHER INFORMATION

(a)	During the quarter ended June 30, 2014, there was no information required to be disclosed in a report on Form
8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS
The Exhibits to this report are set forth on Exhibit Index to Second Quarter Form 10-Q attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XIII, L.P. (Registrant)

	By:	WELLS CAPITAL, INC. (General Partner)

August 11, 2014		/s/ RANDY A. SIMMONS
Randy A. Simmons
On behalf of the registrant and as Senior Vice President and Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX
TO SECOND QUARTER FORM 10-Q
OF
WELLS REAL ESTATE FUND XIII, L.P.

Exhibit Number		Description of Document

10.1	*	Purchase and Sale Agreement for the sale of Two Park Center (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund XIII, L.P. for the quarter ended March 31, 2014, Commission File No. 000-49633)

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS		XBRL Instance Document.

101.SCH		XBRL Taxonomy Extension Schema.

101.CAL		XBRL Taxonomy Extension Calculation Linkbase.

101.DEF		XBRL Taxonomy Extension Definition Linkbase.

101.LAB		XBRL Taxonomy Extension Label Linkbase.

101.PRE		XBRL Taxonomy Extension Presentation Linkbase.

* Previously filed and incorporated herein by reference.