Form 10-Q
period 2014-09-30
WELLS REAL ESTATE FUND XIII L P
filed 2014-11-13
CIK 1127245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
The accompanying financial statements should be read in conjunction with the notes to the Partnership's financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations, all included in both this Quarterly Report on Form 10-Q and in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2013. The Partnership's results of operations for the three months and nine months ended September 30, 2014 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND XIII, L.P.

BALANCE SHEETS

	(Unaudited)
	September 30, 2014	December 31, 2013
Assets:
Investment in joint ventures	$6,948,839	$9,257,901
Cash and cash equivalents	6,311,080	3,942,050
Due from joint ventures	63,647	220,744
Other assets	17,338	12,980
Total assets	$13,340,904	$13,433,675

Liabilities:
Accounts payable and accrued expenses	$892	$12,513
Due to affiliates	5,980	6,807
Total liabilities	6,872	19,320

Commitments and Contingencies

Partners' Capital:
Limited Partners:
Cash Preferred – 3,213,008 units issued and outstanding	13,333,031	13,413,153
Tax Preferred – 559,040 units issued and outstanding	—	—
General Partners	1,001	1,202
Total partners' capital	13,334,032	13,414,355
Total liabilities and partners' capital	$13,340,904	$13,433,675
See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Equity in Income of Joint Ventures	$142,016	$63,577	$90,687	$199,118
Interest and other income	1,185	—	1,600	—
Total Revenues	143,201	63,577	92,287	199,118

Impairment Loss on Interest in Joint Venture	—	1,223,431	—	1,223,431

General and Administrative Expenses	43,156	35,805	172,610	135,887
Net Income (Loss)	$100,045	$(1,195,659)	$(80,323)	$(1,160,200)

Net Income (Loss) Allocated to:
Cash Preferred Limited Partners	$99,044	$(1,183,703)	$(80,122)	$(1,148,599)
Tax Preferred Limited Partners	$—	$—	$—	$—
General Partners	$1,001	$(11,956)	$(201)	$(11,601)

Net Income (Loss) per Weighted-Average Limited Partner Unit:
Cash Preferred	$0.03	$(0.37)	$(0.02)	$(0.36)
Tax Preferred	$0.00	$0.00	$0.00	$0.00

Weighted-Average Limited Partner Units Outstanding:
Cash Preferred	3,213,008	3,213,008	3,213,008	3,213,008
Tax Preferred	559,040	559,040	559,040	559,040
See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF PARTNERS' CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 2013
AND THE NINE MONTHS ENDED SEPTEMBER 30, 2014 (UNAUDITED)

	Limited Partners				General Partners	Total Partners' Capital
	Cash Preferred		Tax Preferred
	Units	Amount	Units	Amount
BALANCE, December 31, 2012	3,213,008	$14,978,922	559,040	$—	$17,018	$14,995,940

Net loss	—	(1,565,769)	—	—	(15,816)	(1,581,585)
BALANCE, December 31, 2013	3,213,008	13,413,153	559,040	—	1,202	13,414,355

Net loss	—	(80,122)	—	—	(201)	(80,323)
BALANCE, September 30, 2014	3,213,008	$13,333,031	559,040	$—	$1,001	$13,334,032
See accompanying notes.

 WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF CASH FLOWS

	(Unaudited)
	Nine Months Ended
	September 30,
	2014	2013
Cash Flows from Operating Activities:
Net loss	$(80,323)	$(1,160,200)
Impairment loss on interest in joint venture	—	1,223,431
Operating distributions received from joint ventures	220,744	249,365
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in income of joint ventures	(90,687)	(199,118)
Changes in assets and liabilities:
(Increase) decrease in other assets	(4,358)	2,649
Decrease in accounts payable and accrued expenses	(11,621)	(5,102)
Decrease in due to affiliates	(827)	(1,496)
Net cash provided by operating activities	32,928	109,529

Cash Flows from Investing Activities:
Net sale proceeds received from joint ventures	2,352,592	—
Investment in joint ventures	(16,490)	—
Net cash provided by investing activities	2,336,102	—
Net Increase in Cash and Cash Equivalents	2,369,030	109,529

Cash and Cash Equivalents, beginning of period	3,942,050	3,732,881
Cash and Cash Equivalents, end of period	$6,311,080	$3,842,410
See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 (unaudited)

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

Joint Venture	Joint Venture Partners	Ownership %	Properties
Wells Fund XIII-REIT Joint Venture Partnership ("Fund XIII-REIT Associates")	• Wells Real Estate Fund XIII, L.P. • Piedmont Operating Partnership, LP	28.1% 71.9%	1. 8560 Upland Drive(1) Two connected one-story office and assembly buildings located in Englewood, Colorado 2. Two Park Center(2) A four-story office building located in Hoffman Estates, Illinois
Fund XIII and Fund XIV Associates ("Fund XIII-XIV Associates")	• Wells Real Estate Fund XIII, L.P. • Wells Real Estate Fund XIV, L.P.	47.3% 52.7%	3. Siemens – Orlando Building(3) Two single-story office buildings located in Orlando, Florida
(1) On November 4, 2014, we entered into an agreement to sell this property to an unaffiliated third party.
(2) This property was sold in May 2014.
(3) On July 11, 2014, we entered into an agreement to sell this property to an unaffiliated third party.
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
Summary of Financial Information
Condensed financial information for the Joint Ventures for the three months and nine months ended September 30, 2014 and 2013, respectively, is presented below:

	Total Revenues		Income (Loss) from Continuing Operations		Income (Loss) from Discontinued Operations		Net Income (Loss)
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,		September 30,
	2014	2013	2014	2013	2014	2013	2014	2013
Fund XIII-REIT Associates	$412,103	$382,007	$119,456	$(11,333)	$4,172	$(145,944)	$123,628	$(157,277)
Fund XIII-XIV Associates	413,094	401,819	226,774	227,881	—	—	226,774	227,881
	$825,197	$783,826	$346,230	$216,548	$4,172	$(145,944)	$350,402	$70,604

	Total Revenues		Income from Continuing Operations		Loss from Discontinued Operations		Net Income (Loss)
	Nine Months Ended		Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2014	2013	2014	2013	2014	2013	2014	2013
Fund XIII-REIT Associates	$1,026,650	$1,188,384	$79,932	$56,337	$(729,099)	$(259,132)	$(649,167)	$(202,795)
Fund XIII-XIV Associates	1,145,915	1,110,829	577,522	541,489	—	—	577,522	541,489
	$2,172,565	$2,299,213	$657,454	$597,826	$(729,099)	$(259,132)	$(71,645)	$338,694

The Partnership allocates its share of net income, net loss, and gain (loss) on sale generated by the properties owned by the Joint Ventures to its Cash Preferred and Tax Preferred limited partners pursuant to the partnership agreement provisions outlined in Note 2. The components of loss from discontinued operations recognized by the Joint Venture are provided below:

	Nine Months Ended			Nine Months Ended
	September 30, 2014			September 30, 2013
	Operating Loss	Loss on Sale	Total	Operating Loss	Loss on Sale	Total
Fund XIII-REIT Associates	$(493,958)	$(235,141)	$(729,099)	$(259,132)	$—	$(259,132)

On May 29, 2014, Fund XIII-REIT Associates sold Two Park Center to an unaffiliated third party for a gross sales price of $8,825,000, exclusive of closing costs. As result of the sale, the Partnership received net sale proceeds of approximately $2,353,000 and was allocated a loss of approximately $66,000.
Impairment of Investment in Fund XIII-REIT Associates
During the third quarter of 2013, the Partnership recognized an impairment loss on its equity interest in Fund XIII-REIT Associates of $1,223,431 primarily due to management redefining its strategy for the Partnership in the third quarter of 2013.

Due from Joint Ventures
As presented in the accompanying balance sheets, due from joint ventures as of September 30, 2014 and December 31, 2013 includes operating cash flow generated by the Joint Ventures during the three months ended September 30, 2014 and December 31, 2013, respectively, which is payable to the Partnership.
Sale Agreement
On July 11, 2014, Fund XIII-XIV Associates entered into a purchase and sale agreement to sell the Siemens - Orlando Building to an unaffiliated third party, for a gross sales price of $14,320,000, exclusive of closing costs. The agreement was subject to a 13-day due diligence period. On October 17, 2014, the seventh amendment to the agreement was signed, which extended the financing contingency date to December 17, 2014 and reduced the gross sales price to $14,070,000, exclusive of closing costs. Earnest money deposits totaling $350,000 have been received, of which $50,000 is non-refundable. The remaining earnest money deposits of $300,000 will become non-refundable upon the satisfaction of the financing contingency. Fund XIII-XIV Associates expects the closing of this transaction to occur during the fourth quarter of 2014; however, there are no assurances regarding when or if this sale will be completed. The Partnership owns approximately 47.3% of Fund XIII-XIV Associates, which owns 100% of the Siemens-Orlando Building.

4.	RELATED-PARTY TRANSACTIONS
Management and Leasing Fees
The Partnership has entered into a property management, leasing, and asset management agreement with Wells Management Company, Inc. ("Wells Management"), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Partnership's properties, owned through the Joint Ventures, equal to the lesser of (a) 4.5% of the gross revenues collected monthly; plus, a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month's rent, or (b) fees that would be paid to a comparable outside firm, which is assessed periodically based on market studies. In the case of commercial properties leased on a long-term net-lease basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, are included in equity in income of joint ventures in the accompanying statements of operations. The Partnership's share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures and payable to Wells Management is $562 and $1,820 for the three months ended September 30, 2014 and 2013, respectively, and $7,361 and $10,710 for the nine months ended September 30, 2014 and 2013, respectively.
Administrative Reimbursements
Wells Capital, one of the Partnership's General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses payable to Wells Capital and Wells Management of $18,533 and $18,982 for the three months ended September 30, 2014 and 2013, respectively, and $74,660 and $59,523 for the nine months ended September 30, 2014 and 2013, respectively. In addition, Wells Capital and Wells Management pay for certain operating expenses of the Partnership ("bill-backs") directly and invoice the Partnership for the reimbursement thereof on a quarterly basis. As presented in the accompanying balance sheets, due to affiliates as of September 30, 2014 and December 31, 2013 represents administrative reimbursements and bill-backs due to Wells Capital and/or Wells Management.
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
Wells Capital and Wells Management are owned and controlled by WREF. The operations of Wells Capital, Wells Investment Securities, Inc., Wells Management, and their affiliates represent substantially all of the business of WREF. Accordingly, we focus on the financial condition of WREF when assessing the financial condition of Wells Capital and Wells Management. In the event that WREF were to become unable to meet its obligations as they become due, we might be required to find alternative service providers. Beginning in 2013, WREF began winding down its operations and, as a result, its workforce has been reduced. As of September 30, 2014, however, the Partnership has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due.

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

7.	SUBSEQUENT EVENTS
On October 17, 2014, Fund XIII-XIV Associates entered into the seventh amendment to the purchase and sale agreement to sell the Siemens - Orlando Building to an unaffiliated third party. The amendment extended the financing contingency date to December 17, 2014 and reduced the gross sales price to $14,070,000, exclusive of closing costs. Earnest money deposits totaling $350,000 have been received, of which $50,000 is non-refundable. The remaining earnest money deposits of $300,000 will become non-refundable upon the satisfaction of the financing contingency. Fund XIII-XIV Associates expects the closing of this transaction to occur during the fourth quarter of 2014; however, there are no assurances regarding when or if this sale will be completed. The Partnership owns approximately 47.3% of Fund XIII-XIV Associates, which owns 100% of the Siemens-Orlando Building.
On November 4, 2014, Fund XIII-REIT Associates entered into a purchase and sale agreement to sell 8560 Upland Drive to an unaffiliated third party for a gross sales price of $14,300,000, exclusive of closing costs. The agreement is subject to a 10-day due diligence period. An earnest money deposit totaling $250,000 has been received and another $250,000 is due from the buyer one business day after the end of the due diligence period. All earnest money deposits will become non-refundable upon the expiration of the due-diligence period. Fund XIII-REIT Associates expects the closing of this transaction to occur during the fourth quarter of 2014; however, there are no assurances regarding when or if this sale will be completed. The Partnership owns approximately 28.1% of Fund XIII-REIT Associates, which owns 100% of 8560 Upland Drive.

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
Portfolio Overview
We are currently in the positioning-for-sale phase of our life cycle. We have sold five of the seven properties in which we have held interests. On May 29, 2014, Fund XIII-REIT Associates sold Two Park Center to an unaffiliated third party for a gross sales price of $8,825,000, exclusive of closing costs. As result of the sale, the Partnership received net sale proceeds of approximately $2,353,000 and was allocated a loss of approximately $66,000.
On July 11, 2014, Fund XIII-XIV Associates entered into a purchase and sale agreement to sell the Siemens - Orlando Building to an unaffiliated third party, for a gross sales price of $14,320,000, exclusive of closing costs. The agreement was subject to a 13-day due diligence period. On October 17, 2014, the seventh amendment to the agreement was signed, which extended the financing contingency date to December 17, 2014 and reduced the gross sales price to $14,070,000, exclusive of closing costs. Earnest money deposits totaling $350,000 have been received, of which $50,000 is non-refundable. The remaining earnest money deposits of $300,000 will become non-refundable upon the satisfaction of the financing contingency. Fund XIII-XIV Associates expects the closing of this transaction to occur during the fourth quarter of 2014; however, there are no assurances regarding when or if this sale will be completed.
In August 2014, Fund XIII-REIT Associates executed a lease that extends through September 2016 with FedEx Ground Package System, Inc. ("FedEx") for approximately 43% of 8560 Upland Drive.
On November 4, 2014, Fund XIII-REIT Associates entered into a purchase and sale agreement to sell 8560 Upland Drive to an unaffiliated third party for a gross sales price of $14,300,000, exclusive of closing costs. The agreement is subject to a 10-day due diligence period. An earnest money deposit totaling $250,000 has been received and another $250,000 is due from the buyer one business day after the end of the due diligence period. All earnest money deposits will become non-refundable upon the expiration of the due-diligence period. Fund XIII-REIT Associates expects the closing of this transaction to occur during the fourth quarter of 2014; however, there are no assurances regarding when or if this sale will be completed.
The third quarter 2014 operating distributions to limited partners holding Cash Preferred Units were reserved. We will evaluate the possibility and timing of future operating distributions should the transaction described above not be completed as anticipated. Our General Partners are reviewing the current needs of our portfolio to evaluate the possibility and related timing of a distribution of net sale proceeds.
Property Summary
As we move further into the positioning-for-sale phase, we will continue to focus on re-leasing space that may become vacant upon the expiration of our current leases. In doing so, we will seek to maximize returns to our limited partners by attempting to negotiate long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs, and portfolio costs. As noted above under Portfolio Overview, we anticipate selling the Siemens-Orlando Building in the fourth quarter of 2014; however, there are no assurances regarding when or if this sale will be completed. As our other remaining property is positioned for sale, our attention will shift to locating a suitable buyer, and negotiating a purchase-sale contract that will attempt to maximize the total return to our limited partners and minimize contingencies and potential post-closing obligations to the buyer. As of October 31, 2014, we owned interests in two properties.

Information relating to the properties owned, or previously owned, by the Joint Ventures is provided below:

•	The AmeriCredit Building was sold on April 13, 2005.

•	The John Wiley Building was sold on April 13, 2005.

•	The 7500 Setzler Parkway building was sold on January 31, 2007.

•	The Randstad – Atlanta Building was sold on April 24, 2007.

•	Two Park Center was sold on May 29, 2014.

•
8560 Upland Drive, located in Englewood, Colorado, is currently 100% leased to two tenants, Quantum Corporation through December 2021 and FedEx through September 2016. On November 4, 2014, we executed an agreement to sell this property; however, there are no assurances regarding when or if this sale will be completed.

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
Our operating strategy entails funding expenditures related to the recurring operations of our remaining properties and the portfolio with operating cash flows, including current and prior period operating distributions received from the Joint Ventures, and assessing the amount of remaining cash flows that will be required to fund known future re-leasing costs and other capital improvements. Any residual operating cash flows are generally considered available for distribution to the Cash Preferred limited partners and, unless reserved, are generally paid quarterly. To the extent that operating cash flows are insufficient to fund our recurring operations, net sale proceeds will be utilized. As a result, the ongoing monitoring of our cash position is critical to ensuring that adequate liquidity and capital resources are available. Economic downturns in one or more of our core markets could adversely impact the ability of one or more of our tenants to honor lease payments and our ability to re-lease space on favorable terms as leases expire or space otherwise becomes vacant. In the event of either situation, cash flows and, consequently, our ability to provide funding for capital needs could be adversely affected.
Short-Term Liquidity
During the nine months ended September 30, 2014, we generated net cash flows from operating activities, including operating distributions received from the Joint Ventures, of approximately $33,000. Operating distributions from the Joint Ventures generally consist of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. We continued to reserve the net operating cash flows generated during the nine months ended September 30, 2014. The extent to which any future operating distributions are paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs to fund our share of capital improvements for properties owned by the Joint Ventures. We anticipate that operating distributions from the Joint Ventures may increase in the near-term as a result of the increase in occupancy at 8560 Upland Drive.
During the nine months ended September 30, 2014, we invested approximately $16,000 in Fund XIII-REIT Associates to fund our pro-rata share of property operating expenses at Two Park Center, which was vacant at the time of sale. During the nine months ended September 30, 2014, we received net sale proceeds of approximately $2,353,000 from the sale of Two Park Center. The net sale proceeds were reserved as we are reviewing the current needs of our portfolio.

We believe that the cash on hand and distributions due from the Joint Ventures will be sufficient to cover our working capital needs, including those provided for within our total liabilities of approximately $7,000, as of September 30, 2014.
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
As of September 30, 2014, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

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
Results of Operations
Comparison of the three months ended September 30, 2013 versus the three months ended September 30, 2014
Equity in Income of Joint Ventures
Equity in income of Joint Ventures increased from $63,577 for the three months ended September 30, 2013 to $142,016 for the three months ended September 30, 2014, primarily due to (i) an increase in rental revenue at 8560 Upland Drive as a result of an increase in occupancy and (ii) a decrease in depreciation expense as a result of the sale of Two Park Center in the second quarter of 2014. We expect equity in income of Joint Ventures to remain at a similar level, as compared to the three months ended September 30, 2014.
Impairment Loss on Interest in joint venture
Impairment of interest in joint venture decreased from $1,223,431 for the three months ended September 30, 2013 to $0 for the three months ended September 30, 2014, due to the Partnership recognizing an impairment loss, which was determined to be other than temporary, on its equity interest in Fund XIII-REIT Associates as a result of management redefining its strategy for the Partnership in the third quarter of 2013.

General and Administrative Expenses
General and administrative expenses increased from $35,805 for the three months ended September 30, 2013 to $43,156 for the three months ended September 30, 2014 primarily due to an increase in administrative reimbursements and administrative costs allocated to the Partnership. The increase reflects an adjustment to the allocation method related to the winding down of WREF. With the winding down of WREF and reduction in workforce, we anticipate that general and administrative expenses will vary primarily based on future changes in estimates of time allocated to the Partnership.
Comparison of the nine months ended September 30, 2013 versus the nine months ended September 30, 2014
Equity in Income of Joint Ventures
Equity in income of Joint Ventures decreased from $199,118 for the nine months ended September 30, 2013 to $90,687 for the nine months ended September 30, 2014, primarily due to (i) recognizing a loss on the sale of Two Park Center in the second quarter of 2014 and (ii) a decrease in rental revenue at Two Park Center as a result of the expiration of the American Intercontinental University lease on December 31, 2013. We expect additional equity in income of Joint Ventures, as compared to the nine months ended September 30, 2014, due to the disposition of Two Park Center and recognition of the related loss in the second quarter of 2014.
Impairment Loss on Interest in joint venture
Impairment of interest in joint venture decreased from $1,223,431 for the nine months ended September 30, 2013 to $0 for the nine months ended September 30, 2014, due to the Partnership recognizing an impairment loss, which was determined to be other than temporary, on its equity interest in Fund XIII-REIT Associates as a result of management redefining its strategy for the Partnership in the third quarter of 2013.

General and Administrative Expenses
General and administrative expenses increased from $135,887 for the nine months ended September 30, 2013 to $172,610 for the nine months ended September 30, 2014, primarily due to an increase in administrative reimbursements and administrative costs allocated to the Partnership. The increase reflects an adjustment to the allocation method related to the winding down of WREF. With the winding down of WREF and reduction in workforce, we anticipate that general and administrative expenses will vary primarily based on future changes in estimates of time allocated to the Partnership.
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
During the third quarter of 2013, we evaluated the fair value of our equity interest in Fund XIII-REIT Associates and determined that it was less than the carrying value and that such loss in value was determined to be other than temporary, primarily due to management redefining its strategy for the Partnership in the third quarter of 2013. Accordingly, we reduced the carrying value of our equity interest in Fund XIII-REIT Associates to its estimated fair value based on direct offers received on the underlying real estate assets and recognized a corresponding impairment loss of approximately $1,223,431 in the third quarter of 2013.
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
Subsequent Events
On October 17, 2014, Fund XIII-XIV Associates entered into the seventh amendment to the purchase and sale agreement to sell the Siemens - Orlando Building to an unaffiliated third party. The amendment extended the financing contingency date to December 17, 2014 and reduced the gross sales price to $14,070,000, exclusive of closing costs. Earnest money deposits totaling $350,000 have been received, of which $50,000 is non-refundable. The remaining earnest money deposits of $300,000 will become non-refundable upon the satisfaction of the financing contingency. Fund XIII-XIV Associates expects the closing of this transaction to occur during the fourth quarter of 2014; however, there are no assurances regarding when or if this sale will be completed. The Partnership owns approximately 47.3% of Fund XIII-XIV Associates, which owns 100% of the Siemens-Orlando Building.
On November 4, 2014, Fund XIII-REIT Associates entered into a purchase and sale agreement to sell 8560 Upland Drive to an unaffiliated third party for a gross sales price of $14,300,000, exclusive of closing costs. The agreement is subject to a 10-day due diligence period. An earnest money deposit totaling $250,000 has been received and another $250,000 is due from the buyer one business day after the end of the due diligence period. All earnest money deposits will become non-refundable upon the expiration of the due-diligence period. Fund XIII-REIT Associates expects the closing of this transaction to occur during the fourth quarter of 2014; however, there are no assurances regarding when or if this sale will be completed. The Partnership owns approximately 28.1% of Fund XIII-REIT Associates, which owns 100% of 8560 Upland Drive.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management's judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended September 30, 2014, requiring disclosure under Item 103 of Regulation S-K.

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act during the quarter ended September 30, 2014.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended September 30, 2014.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended September 30, 2014.

(b)	Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.OTHER INFORMATION

(a)	During the quarter ended September 30, 2014, there was no information required to be disclosed in a report on Form
8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS
The Exhibits to this report are set forth on Exhibit Index to Third Quarter Form 10-Q attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XIII, L.P. (Registrant)

	By:	WELLS CAPITAL, INC. (General Partner)

November 13, 2014		/s/ RANDY A. SIMMONS
Randy A. Simmons
On behalf of the registrant and as Senior Vice President and Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX
TO THIRD QUARTER FORM 10-Q
OF
WELLS REAL ESTATE FUND XIII, L.P.

Exhibit Number		Description of Document

10.1	*
Purchase and Sale Agreement for the sale of Two Park Center (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund XIII, L.P. for the quarter ended March 31, 2014, filed with the Commission on May 15, 2014, Commission File No. 000-49633)

10.2		Purchase and Sale Agreement for the sale of the Siemens - Orlando Building

10.3		First Amendment to the Purchase and Sale Agreement for the sale of the Siemens - Orlando Building

10.4		Second Amendment to the Purchase and Sale Agreement for the sale of the Siemens - Orlando Building

10.5		Third Amendment to the Purchase and Sale Agreement for the sale of the Siemens - Orlando Building

10.6		Fourth Amendment to the Purchase and Sale Agreement for the sale of the Siemens - Orlando Building

10.7		Fifth Amendment to the Purchase and Sale Agreement for the sale of the Siemens - Orlando Building

10.8		Sixth Amendment to the Purchase and Sale Agreement for the sale of the Siemens - Orlando Building

10.9		Seventh Amendment to the Purchase and Sale Agreement for the sale of the Siemens - Orlando Building

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS		XBRL Instance Document.

101.SCH		XBRL Taxonomy Extension Schema.

101.CAL		XBRL Taxonomy Extension Calculation Linkbase.

101.DEF		XBRL Taxonomy Extension Definition Linkbase.

101.LAB		XBRL Taxonomy Extension Label Linkbase.

101.PRE		XBRL Taxonomy Extension Presentation Linkbase.

* Previously filed and incorporated herein by reference.