Form 10-K
period 2014-12-31
WELLS REAL ESTATE FUND XIII L P
filed 2015-03-31
CIK 1127245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-K
__________________________________

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2014

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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ (Do not check if a smaller reporting company) Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The registrant conducted its offering pursuant to a Form S-11, which commenced on March 29, 2001 and terminated on March 28, 2003. Units in the offering were sold at $10 per limited partnership unit, with discounts available for certain categories of purchasers. There is no established market for the registrant's limited partnership units. The number of Cash Preferred Units and Tax Preferred Units held by non-affiliates as of June 30, 2014 was approximately 3,213,008 and 559,040, respectively.

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
As of February 28, 2015, we owned a partial interest in one property encompassing approximately 149,000 square feet. See Item 2, "Properties" for a more detailed description of the properties we owned or own an interest through joint ventures during the periods presented.
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

We are currently in the positioning-for-sale phase of our life cycle. While our focus at this time involves leasing and marketing efforts at our remaining property that we believe will ultimately result in the best disposition pricing of our assets for our limited partners, we will evaluate offers to sell our remaining property on an as-is basis.
Employees
We have no direct employees. The employees of Wells Capital and Wells Management Company, Inc. ("Wells Management"), an affiliate of the General Partners, perform a full range of real estate and administrative services for us, including leasing and property management, accounting, asset management, and investor relations. See Item 13, "Certain Relationships and Related Transactions," for a summary of the fees paid to the General Partners or their affiliates during the years ended December 31, 2014, 2013, and 2012.
Insurance
Wells Management carries comprehensive liability and extended coverage with respect to the remaining property we own through our investment in the joint venture described in Item 2. In the opinion of management, our property is adequately insured.
Competition
We will experience competition for tenants from owners and managers of competing projects that may include the General Partners or their affiliates. As a result, in connection with negotiating leases, we may offer rental concessions, reduced charges for tenant improvements, and other inducements, all of which may have an adverse impact on results of operations. We are also in competition with sellers of similar properties to locate suitable purchasers for our remaining property.
Operational Dependency
We have engaged Wells Capital and Wells Management to provide certain essential services, including supervision of the management and leasing of our remaining property, asset acquisition and disposition services, as well as other administrative responsibilities, including accounting services and investor communications and relations. These agreements are terminable by either party upon 60 days' written notice. As a result of these relationships, our operations are dependent upon Wells Capital and Wells Management.
Wells Capital and Wells Management are owned and controlled by WREF. The operations of Wells Capital, Wells Management, and their affiliates represent substantially all of the business of WREF. Accordingly, we focus on the financial condition of WREF when assessing the financial condition of Wells Capital and Wells Management. In the event that WREF were to become unable to meet its obligations as they become due, we might be required to find alternative service providers. Beginning in 2013, WREF began winding down its operations and, as a result, its workforce has been reduced. As of December 31, 2014, we have no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due.
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
Risk Related to Current Economic Conditions
Disruptions in the financial markets and deteriorating economic conditions could adversely impact our ability to implement our investment strategy and achieve our investment objectives.
United States and global financial markets have experienced extreme volatility and disruption in recent years. There has been a widespread tightening in overall credit markets, devaluation of the assets underlying certain financial contracts and increased borrowing by governmental entities. The recent turmoil in the capital markets resulted in constrained equity and debt capital available for investment in the real estate market, resulting in fewer buyers seeking to acquire real properties, increases in capitalization rates and lower property values. Recently, capital has been more available and the overall economy has begun to improve. However, the failure of a sustained economic recovery or future disruptions in the financial markets and deteriorating economic conditions could impact the value of our investments in properties. In addition, if potential purchasers of real properties have difficulty obtaining capital to finance property acquisitions, capitalization rates could increase and property values could decrease. Current economic conditions greatly increase the risks of our investment. See “-Real Estate Risks.”
Real Estate Risks
Changes in general economic conditions and regulatory matters germane to the real estate industry may cause our operating results to suffer and the value of our real estate property to decline.
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
These and other reasons may prevent us from being profitable or from realizing growth or maintaining the value of our remaining real estate property.
General economic conditions may affect the timing of the sale of our remaining property and the sale price we receive.
We may be unable to sell our remaining property if or when we decide to do so. The real estate market is affected by many factors, such as general economic conditions, the availability of financing, interest rates, and other factors, including supply and demand for real estate investments, all of which are beyond our control. We cannot predict whether we will be able to sell our remaining property for the price or on terms which are acceptable to us. Further, we cannot predict the length of time that will be needed to find a willing purchaser and to close the sale of our remaining property.
Adverse economic conditions in the geographic region in which we own our remaining property may negatively impact your overall returns.
Adverse economic conditions in the geographic region in which we own our remaining property could affect the real estate values in this area or the business of our tenants if any of our tenants rely upon the local economy for their revenues. Therefore, changes in local economic conditions could reduce our income and distributions to limited partners or the amounts we could otherwise receive upon the sale of our remaining property.
Adverse economic conditions affecting the particular industries of the tenants of our remaining property may negatively impact your overall returns.
Adverse economic conditions affecting a particular industry of one or more of our tenants could affect the financial ability of one or more of our tenants to make payments under their leases, which could cause delays in our receipt of rental revenues or a vacancy in our remaining property for a period of time. Therefore, changes in economic conditions of the particular industry of one or more of our tenants could reduce our income and distributions to limited partners and the value of our remaining property at the time of sale.
We are dependent on only a few tenants for substantially all of our revenue.
Our remaining property is occupied by only a few tenants and, therefore, the success of our investment is materially dependent on the financial stability of our tenants. Lease payment defaults by tenants could cause us to reduce the amount of distributions to limited partners holding Cash Preferred Units. A default of a tenant on its lease payments to us or a lease termination would cause us to lose the revenue from the property. In the event of a default or bankruptcy, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting our property. In addition, any event of bankruptcy, insolvency, or a general downturn in the business of any of these tenants may result in the failure or delay of such tenant's rental payments, which may have a substantial adverse effect on our financial performance. If any of these events occur, we cannot assure you that we will be able to lease the property for the rent previously received or sell the property without incurring a loss. Further, we may suffer reduced revenues resulting in less cash to be distributed to limited partners.
Your investment in units is subject to greater risk because we lack a diversified property portfolio.
Because we own an interest in only one remaining property, your investment in units is subject to a greater risk of loss. There is a greater risk that you will lose money in your investment because our portfolio is not diverse by geographic location, property type, or industry group of tenants.
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
When a tenant at our remaining property does not renew its lease or otherwise vacates its space in our building, it is likely that in order to attract one or more new tenants, we will be required to expend substantial funds for tenant improvements and tenant refurbishments to the vacated space and other lease-up costs. Substantially all of our net offering proceeds available for investment have been used for investment our properties, and we do not anticipate that we will maintain permanent working capital reserves. We also have not identified a funding source to provide funds that may be required in the future for tenant improvements, tenant refurbishments, and other lease-up costs in order to attract new tenants. We cannot assure you that any such source of funding will be available to us for such purposes in the future. In the event that we are required to use net cash from operations to fund such tenant improvements, tenant refurbishments, and other lease-up costs, cash distributions to limited partners holding Cash Preferred Units will be reduced or eliminated for potentially extended periods of time.
A property that incurs a vacancy could be difficult to sell or lease.
Our property may incur a vacancy either by the continued default of a tenant under its lease or the expiration of one of our leases. Our remaining property may be leased to a single tenant and/or may be specifically suited to the particular needs of a certain tenant based on the type of business the tenant operates. If a vacancy in our remaining property continues for a long period of time, we may suffer reduced revenues, resulting in less cash to be distributed to limited partners holding Cash Preferred Units. In addition, the resale value of the property could be diminished because the market value of the property will depend principally upon the value of the leases of the property.
Uninsured losses relating to real property or excessively expensive premiums for insurance coverage could reduce our net income.
Our General Partners will attempt to obtain adequate insurance at our remaining property to cover casualty losses. However, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution, or environmental matters that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorism acts could sharply increase the premiums we pay for coverage against property and casualty claims. We may not have adequate coverage for such losses. If our remaining property incurs a casualty loss that is not fully insured, the value of our assets will be reduced by such uninsured loss. In addition, other than reserves of net cash from operations we may establish, we have no source of funding to repair or reconstruct any uninsured damaged property. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in lower distributions to limited partners.

Uncertain market conditions and the broad discretion of our General Partners relating to the future disposition of our remaining property could adversely affect the return on your investment.
We intend to hold the remaining real property in which we are invested until such time as the General Partners determine that the sale or other disposition thereof appears to be advantageous to achieve our investment objectives or until the sale of the property is warranted, even if it appears that such objectives will not be met. Our General Partners may exercise their discretion as to whether and when to sell a property, and we will have no obligation to sell properties at any particular time, except upon the termination of the Partnership as specified in the partnership agreement, or earlier if a majority of you vote to liquidate the Partnership pursuant to a formal proxy to liquidate. We cannot predict with any certainty the various market conditions affecting real estate investments that will exist at any particular time in the future. Due to the uncertainty of market conditions that may affect the future disposition of our remaining property, we cannot assure you that we will be able to sell our property at a profit in the future. Accordingly, the timing of liquidation of the Partnership and the extent to which you will receive cash distributions and realize potential appreciation on our real estate investment will be dependent upon fluctuating market conditions.
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
Certain of the real estate properties we and other Wells public limited partnerships sponsored by the General Partners previously purchased have not appreciated to the levels anticipated at the time of purchase. Recently some of these properties have been sold by such partnerships at sales prices below the prices paid for such properties. We cannot guarantee that any of our properties will appreciate in value.
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
Our General Partners or their affiliates perform services for us in connection with the management and leasing of our remaining property. Our affiliates may receive property management, leasing, and asset management fees of 4.5% of gross revenues in connection with the commercial property we own. In addition, we will reimburse our General Partners or their affiliates for the administrative services necessary to our prudent operation, which includes actual costs of goods, services, and materials used for or by us. These fees and reimbursements will reduce the amount of cash available for capital expenditures to our remaining property or distributions to our limited partners.
The availability and the timing of cash distributions are uncertain.
We cannot assure you that sufficient cash will be available to make distributions to you from either net cash from operations or proceeds from the sale of our remaining property. We bear all expenses incurred in connection with our operations, which are deducted from cash funds generated by operations prior to computing the amount of net cash from operations to be distributed to our general and limited partners. In addition, our General Partners, in their discretion, may retain all or any portion of net cash generated from our operations and/or proceeds from the sale of our remaining property for tenant improvements, tenant refurbishments, and other lease-up costs or for working capital reserves.
Gains and distributions upon the sale of our remaining property are uncertain.
Although gains from the sale of properties typically represent a substantial portion of any profits attributable to real estate investments, we cannot assure you that we will realize any gains on the sale of our remaining property. Our General Partners may exercise their discretion as to whether and when to sell a property; therefore, we have no obligation to sell our remaining property at any particular time. Further, receipt of the full proceeds of such sale may be extended over a substantial period of time following the sales. In addition, the amount of taxable gain allocated to you with respect to the sale of the property could exceed the cash proceeds received from such sale. While proceeds from the sale of the property will generally be distributed to our limited partners, the General Partners, in their sole discretion, may not make such distribution if such proceeds are used to:

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
The estimated unit valuations contained in this Annual Report on Form 10-K should not be viewed as an accurate reflection of the value of the limited partners' units, what limited partners might be able to sell their units for, or the fair market value of our properties, nor do they necessarily represent the amount of net proceeds limited partners would receive if our property was sold and the proceeds distributed in a liquidation of the Partnership in accordance with the net sale proceeds distribution allocation outlined in the partnership agreement. There is no established public trading market for our limited partnership units, and it is not anticipated that a public trading market for the units will ever develop. We did not obtain any third-party appraisals of our remaining property in connection with these estimated unit valuations. In addition, property values are subject to change and could decline in the future. The valuations performed by the General Partners are estimates only and are based on a number of assumptions that may not be accurate or complete and may or may not be applicable to any specific limited partnership units. Further, these estimated valuations are applicable only to limited partners who purchased their units directly from us in our original public offering of units. It also should be noted that as properties are sold and the net proceeds from property sales are distributed to limited partners, the remaining value of our properties and the resulting value of our limited partnership units will naturally decline.
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
Our success depends to a significant degree upon the contributions of Leo F. Wells, III, Randy A. Simmons and Kerianne Maloney, each of whom would be difficult to replace. We cannot guarantee that such persons will remain affiliated with us. If any of Wells Capital's key personnel were to cease their affiliation with us, we may be unable to find suitable replacement personnel, and our operating results could suffer. We do not maintain key person life insurance on any person. We believe that our future success depends, in large part, upon the ability of our General Partners to hire and retain highly skilled managerial and operational personnel. If we lose, or are unable to obtain, the services of highly skilled personnel or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered, and the value of your investment may decline.
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
As we evolve through our Partnership life cycle and sell the remaining property in our portfolio, our general and administrative operating expenses become a larger percentage in relationship to our operating cash flow and the value of our remaining property. Further, we bear all expenses incurred in connection with our operations, which are deducted from cash funds generated by operations prior to computing the amount of net cash from operations to be distributed to our limited partners. Therefore, as a result of the general and administrative operating expenses and percentage of such expenses, we cannot assure you that sufficient cash will be available to make future distributions to you from either net cash from our operations or proceeds from the sale of our remaining property.
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
Our General Partners will face conflicts of interest relating to the sale and leasing of our remaining property.
We may be selling our remaining property at the same time as other Wells programs are buying and selling properties. We may have acquired or be selling properties in geographic areas where other Wells programs own properties or are trying to sell properties, which could lower the return on your investment.
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
If our assets were deemed to be assets of qualified plans investing as limited partners, i.e., plan assets, our General Partners would be considered to be fiduciaries of such plans and certain contemplated transactions between our General Partners or their affiliates, and us may then be deemed to be "prohibited transactions" subject to excise taxation under Section 4975 of the Internal Revenue Code. Additionally, if our assets were deemed to be plan assets, the standards of prudence and other provisions of ERISA applicable to plan fiduciaries would apply to the General Partners with respect to our investments. We have not sought a ruling from the U.S. Department of Labor regarding the potential classification of our assets as plan assets.
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
During the periods presented, we owned interests in the following joint ventures (the "Joint Ventures") and properties:

		Ownership %		Leased % as of December 31,
Joint Venture	Joint Venture Partners		Properties	2014	2013	2012	2011	2010
Wells Fund XIII-REIT Joint Venture Partnership ("Fund XIII-REIT Associates")	Wells Real Estate Fund XIII, L.P. Piedmont Operating Partnership, LP	28.1% 71.9%	1. 8560 Upland Drive Two connected one-story office and assembly buildings located in Englewood, Colorado	100%	57%	74%	100%(1)	100%
			2. Two Park Center(2) A four-story office building located in Hoffman Estates, Illinois	—	38%(4)	38%	38%	100%(3)
Fund XIII and Fund XIV Associates ("Fund XIII-XIV Associates")	Wells Real Estate Fund XIII, L.P. Wells Real Estate Fund XIV, L.P.	47.3% 52.7%	3. Siemens - Orlando Building(5) Two one-story office buildings located in Orlando, Florida	—	100%	100%	100%	100%

(1)	Effective January 1, 2012, 8560 Upland Drive was 57% leased.

(2)	This property was sold in May 2014.

(3)	Effective January 1, 2011, Two Park Center was 38% leased.

(4)	Effective January 1, 2014, Two Park Center was 0% leased.

(5)	This property was sold in December 2014.

Wells Real Estate Fund XIV, L.P. is affiliated with us through common general partners. Each of the properties described above was acquired on an all-cash basis.
Lease Expirations
As of December 31, 2014, the lease expirations scheduled during the following 10 years for all properties in which we held an interest through the Joint Ventures, assuming no exercise of renewal options or termination rights, are summarized below:

Year of Lease Expiration	Number of Leases Expiring	Square Feet Expiring	Annualized Gross Base Rent in Year of Expiration	Partnership Share of Annualized Gross Base Rent in Year of Expiration(1)	Percentage of Total Square Feet Expiring	Percentage of Total Annualized Gross Base Rent in Year of Expiration
2016(2)	1	64,693	527,248	148,209	43.5%	38.9%
2021(3)	1	83,877	827,866	232,713	56.5%	61.1%
	2	148,570	$1,355,114	$380,922	100.0%	100.0%

(1)	Our share of annualized gross base rent in year of expiration is calculated based on our ownership percentage in the joint venture that owns the leased property.

(2)	8560 Upland Drive: FedEx Ground Package System, Inc. lease (approximately 64,700 square feet).

(3)	8560 Upland Drive: Quantum Corporation lease (approximately 83,900 square feet).

Property Descriptions
The properties in which we own an interest through the Joint Ventures during the periods presented are further described below:
Remaining Property We Currently Own
8560 Upland Drive
The 8560 Upland Drive property consists of two one-story office buildings connected to a light assembly building containing approximately 148,000 rentable square feet located in Englewood, Colorado. Additionally, Fund XIII-REIT Associates purchased an undeveloped 3.43-acre tract of land immediately adjacent to 8560 Upland Drive. The 8560 Upland Drive property was under a lease agreement with Quantum Corporation ("Quantum") for the entire property, which was set to expire on December 31, 2011. On April 11, 2011, Fund XIII-REIT Associates entered into the first lease amendment, which reduced Quantum's square footage from 100% of the building to approximately 57% of the building, effective January 1, 2012, and extended the lease term on the reduced square footage to December 31, 2021. Quantum has the right to extend the lease term for two additional five-year periods at the then-current fair market rental rate. As of December 31, 2014, annual base rent payable under the Quantum lease was approximately $721,000, increasing by 2% annually each January through the expiration of the lease. The annualized base rent in 2021 will be approximately $828,000.
In August 2014, Fund XIII-REIT Associates executed a lease with FedEx Ground Package System, Inc. ("FedEx") for approximately 43% of the building that extends through September 2016. As of December 31, 2014, annual base rent payable under the FedEx lease was approximately $511,000, increasing by 3% in August 2015. The annualized base rent in 2016 will be approximately $527,000.
Properties Sold During Periods Presented
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
Siemens - Orlando Building
The Siemens - Orlando Building is comprised of two single-story office buildings containing approximately 82,000 aggregate rentable square feet, on an approximately 7.5-acre tract of land located in Orlando, Florida. On December 31, 2014, Fund XIII-XIV Associates sold the Siemens - Orlando Building to an unaffiliated third party for a gross sales price of $13,570,000, exclusive of closing costs. As result of the sale, the Partnership received net sale proceeds of approximately $6,175,000 and was allocated a gain of approximately $2,153,000.

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
Summary
As of February 28, 2015, 3,213,008 Cash Preferred Units and 559,040 Tax Preferred Units, held by a total of 1,286 and 139 limited partners, respectively, were outstanding. Original capital contributions were equal to $10.00 per each limited partnership unit. As of February 28, 2015, we have returned capital in the form of distributions of net sale proceeds to its limited partners equal to, on average, $4.36 per Cash Preferred Unit and $7.89 per Tax Preferred Unit, as further described below. A public trading market has not been established for our limited partnership units, nor is such a market anticipated to develop in the future. The partnership agreement provides the General Partners with the right to prohibit transfers of units under certain circumstances.
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
The General Partners of the Partnership recently completed their estimated unit valuations as of December 31, 2014. Utilizing the foregoing methodology, the General Partners have estimated our unit valuations, based on their estimates of property values as of December 31, 2014, to be approximately $4.30 per Cash Preferred Unit and $4.17 per Tax Preferred Unit, based upon market conditions existing at December 31, 2014. These estimates should not be viewed as an accurate reflection of the value of the limited partners' units, how much limited partners might be able to sell their units for, or the fair market value of the Partnership's remaining property, nor do they necessarily represent the amount of net proceeds limited partners would receive if our remaining property was sold and the proceeds were distributed in a liquidation of the Partnership. There is no established public trading market for our limited partnership units, and it is not anticipated that a public trading market for the units will ever develop. In addition, property values are subject to change and could decline in the future. While, as required by the partnership agreement, the General Partners have obtained an opinion from The David L. Beal Company, an independent appraiser certified by the Member Appraisal Institute, to the effect that such estimates of value were deemed reasonable and were prepared in accordance with appropriate methods for valuing real estate, no actual appraisals were obtained due to the expenses that would be involved in obtaining an appraisal for remaining property.
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
It should also be noted that we are are in the process of selling our remaining property. In considering the foregoing estimated unit valuations, it should be noted that we have previously distributed net sale proceeds in the amount of $4.36 per Cash Preferred Unit and $7.89 per Tax Preferred Unit to its limited partners. These amounts are intended to represent the per-unit distributions received by limited partners who purchased their units directly from us in our original public offering of units, and who have made no conversion elections under the partnership agreement. Limited partners who have made one or more conversion elections would have received different levels of per-unit distributions.

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
No operating cash distributions were paid to the limited partners holding Cash Preferred Units or Tax Preferred Units, or to the General Partners during the years ended December 31, 2014 and 2013.
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
No net sale proceeds distributions were paid to the limited partners holding Cash Preferred Units or Tax Preferred Units, or to the General Partners during the years ended December 31, 2014 and 2013.

ITEM 6.     SELECTED FINANCIAL DATA.
A summary of the selected financial data as of and for the fiscal years ended December 31, 2014, 2013, 2012, 2011, and 2010 for the Partnership is provided below. The comparability of net income for the periods presented below is impacted by the sale of properties described in Item 2.

	2014	2013	2012	2011	2010
Total assets	$15,609,911	$13,433,675	$15,012,286	$15,002,398	$14,709,630
Equity in income of Joint Ventures	$2,399,540	$315,438	$202,588	$462,235	$961,940
Net income (loss)	$2,188,060	$(1,581,585)	$10,443	$295,639	$775,586
Net income (loss) allocated to:
Cash Preferred Limited Partners	$907,445	$(1,565,769)	$10,339	$304,439	$767,830
Tax Preferred Limited Partners	$1,279,661	$—	$—	$(11,756)	$—
General Partners	$954	$(15,816)	$104	$2,956	$7,756
Net income (loss) per weighted-average Limited Partner Unit:
Cash Preferred	$0.28	$(0.49)	$—	$0.09	$0.24
Tax Preferred	$2.29	$—	$—	$(0.02)	$—
Operating cash distributions per weighted- average Cash Preferred Limited Partner Unit:
Investment income	$—	$—	$—	$—	$—
Return of capital	$—	$—	$—	$—	$—
Operating cash distributions per weighted- average Tax Preferred Limited Partner Unit:
Investment income	$—	$—	$—	$—	$—
Return of capital	$—	$—	$—	$—	$—
Distribution of net sale proceeds per weighted- average Limited Partner Unit:
Cash Preferred	$—	$—	$—	$—	$—
Tax Preferred	$—	$—	$—	$—	$—

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis should be read in conjunction with the Selected Financial Data presented in Item 6 and our accompanying financial statements and notes thereto. See also "Cautionary Note Regarding Forward-Looking Statements" preceding Part I of this report and "Risk Factors" in Item 1A of this report.
Overview
Portfolio Overview
We are currently in the positioning-for-sale phase of our life cycle. We have sold six of the seven properties in which we have held interests. On May 29, 2014, Fund XIII-REIT Associates sold Two Park Center to an unaffiliated third party for a gross sales price of $8,825,000, exclusive of closing costs. As result of the sale, the Partnership received net sale proceeds of approximately $2,353,000 and was allocated a loss of approximately $66,000. On December 31, 2014, Fund XIII-XIV Associates sold the Siemens - Orlando Building to an unaffiliated third party for a gross sales price of $13,570,000, exclusive of closing costs. As result of the sale, the Partnership received net sale proceeds of approximately $6,175,000 in January 2015 and was allocated a gain of approximately $2,153,000.
In August 2014, Fund XIII-REIT Associates executed a lease that extends through September 2016 with FedEx for approximately 43% of 8560 Upland Drive.
The fourth quarter 2014 operating distributions to limited partners holding Cash Preferred Units were reserved. Our General Partners are reviewing the current needs of our portfolio to evaluate the possibility and related timing of a distribution of net sale proceeds.

Property Summary
As we move further into the positioning-for-sale phase, we will continue to focus on re-leasing space that may become vacant upon the expiration of our current leases. In doing so, we will seek to maximize returns to our limited partners by attempting to negotiate long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs, and portfolio costs. As of February 28, 2015, we owned an interest in one remaining property.
Information relating to the properties owned, or previously owned, by the Joint Ventures is provided below:

•	The AmeriCredit Building was sold on April 13, 2005.

•	The John Wiley Building was sold on April 13, 2005.

•	The 7500 Setzler Parkway building was sold on January 31, 2007.

•	The Randstad – Atlanta Building was sold on April 24, 2007.

•	Two Park Center was sold on May 29, 2014.

•	The Siemens – Orlando Building was sold on December 31, 2014.

•	8560 Upland Drive, located in Englewood, Colorado, is currently 100% leased to FedEx and Quantum.
General Economic Conditions and Real Estate Market Commentary

Management reviews a number of economic forecasts and market commentaries in order to evaluate general economic conditions and to formulate a view of the current environment's effect on the real estate markets in which we operate.

As measured by the U.S. real gross domestic product (“real GDP”), the U.S. economy increased by 2.2% in 2014, according to estimates, consistent with the increase in 2013. The growth of the U.S. economy in 2014 primarily reflected positive contributions from personal consumption expenditures, nonresidential fixed investment, exports, private inventory investment, state and local government spending, and residential fixed investment that were partly offset by a negative contribution from federal government spending. While there are still challenges to the U.S. economic expansion, management believes the U.S. economy will remain on an upward track as there are several signs of positive momentum heading into 2015, including high consumer confidence largely attributable to low interest rates and falling oil prices, improved corporate earnings, and increased foreign investment driven by a strengthening U.S. dollar. Questions regarding monetary policy, specifically when the Federal Reserve will begin to increase interest rates, have become increasingly common as the economy begins to move towards pre-recession levels. Given the trend of improving economic data observed at the end of 2014, we are cautiously optimistic that 2015 will deliver a real GDP growth number greater than the growth experienced in the prior two years and that corporate America will seek to reinvest its cash in the hiring of new employees as well as higher quality and growing office space.

The overall strengthening of the U.S. economy in 2014 was reflected in real estate market fundamentals, with major market indicators showing the speed of the recovery picking up aggressively. Net absorption was 22.4 million square feet in the fourth quarter and 71.7 million square feet for the year, which is an increase as compared to the 51.6 million square feet of net absorption in 2013 and makes 2014 the strongest year of demand since 2006. More than 70% of metropolitan areas experienced occupancy gains in both 2013 and 2014. As a result of the additional space absorbed, vacancy levels declined to 11.5% in the fourth quarter of 2014, an improvement from a 12.2% vacancy rate at the end of 2013, with 56 out of 80 metropolitan areas (70%) showing declines in vacancy rates. As expansionary activity took place across markets in 2014, vacancy rates for all classes of office space declined, with Class A vacancy recording the sharpest year-over-year decline. Although vacancy is down significantly from its recessionary peak in 2010, it is still slightly higher than its pre-recession low in 2008. With vacancy declining in the majority of areas of the country, both rental rates and development activity trended upward. Average quoted rental rates of the total office market saw an increase from $23.67 per square foot in the fourth quarter of 2013 to $24.42 per square foot in the fourth quarter of 2014. Class A and Class B suburban office rents posted the highest year-over-year increases. Although tenants’ desire for Class A space has slowed in comparison to the early recovery, it is still evident that tenants prefer quality office space even as rental rates increase. Consistent with the prior two years, of the total net absorption in 2014, almost 60% occurred in Class A office space, which is above its 35% share of the office market, indicating a continued trend to quality assets by tenants.

Development activity continues to increase across the U.S. as tenant expansions and strengthening fundamentals further justify new construction. Only 10 of 48 major U.S. office markets are without construction activity, further affirming the economy's and office market’s expansion and positive outlook. If continued, this increase in development could lead to a shift in fundamentals from a landlord-favorable market to a more neutral or tenant-favorable market sometime in the next 36 months. At year-end, office investment sales volumes were up 21%. With $121.5 billion of deal volume in the U.S., 2014 marked the highest level of activity since 2007, although still 37% below prior peak levels in 2007. While strong office investment sale activity in primary markets continues to capture domestic capital flows, transacted square footage in secondary markets is representative of the expanding desire for these products in the market. In 2014, secondary markets comprised 53% of transacted square feet as compared to 43% in 2013. While not at the same level as primary markets, sales pricing for core, Class A product in top secondary markets grew between 15% and 25% year-over-year on a per square foot basis. As we enter 2015, we expect the investment sales momentum seen in 2014 to continue, thus resulting in further volume growth and capital appreciation. Growing domestic economic prospects and favorable lending conditions provide further optimism for the U.S. office property market.

Job growth was positive in 2014, with the unemployment rate declining more than one full percentage point to 5.6% at the end of the year. Essential to the commercial real estate sector, office-using employment continued to improve with the U.S. creating 873,000 office-using jobs, up from 721,000 in 2013, and 696,000 in 2012. Economic growth throughout 2014 has become more robust across markets and industries. We expect these trends will continue in 2015. This projected job growth combined with strong corporate profitability and increased foreign investment in the U.S. due to global uncertainties, could potentially prolong the office market recovery by creating sustained demand for space. Anticipated increases in employee headcount and expansionary leasing activity across markets will likely result in continued increases in absorption and rising rental rates until new development delivers in 18 to 24 months and, as a result, rent growth is projected to plateau. Although supply-constrained, tech-heavy markets such as Boston, San Francisco, Portland and New York continue to lead with the most aggressive upward rent trends, landlord confidence has spread across other markets as well with more than 75% of markets considered to be landlord-favorable by the end of 2014. One exception to the strong performance trends seen at the end of 2014 is the slowdown in the energy industry as a result of the recent decline in oil prices. While consumers and most businesses have responded favorably to the decline in oil prices, it has caused oil producers and related industries to see profits diminish and short-term investment plans delayed, and it will likely yield a slower demand environment in vulnerable markets, including Houston.

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
Short-Term Liquidity
During the year ended December 31, 2014, we generated net cash flows from operating activities, including operating distributions received from the Joint Ventures, of approximately $57,000. Operating distributions from the Joint Ventures generally consist of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. We continued to reserve the net operating cash flows generated during the year ended December 31, 2014. The extent to which any future operating distributions are paid to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs to fund our share of capital improvements for our remaining property.
During the year ended December 31, 2014, we invested approximately $16,000 in Fund XIII-REIT Associates to fund our pro-rata share of property operating expenses at Two Park Center, which was vacant at the time of sale. During the year ended December 31, 2014, we received net sale proceeds of approximately $2,353,000 from the sale of Two Park Center. In January 2015, we received net sale proceeds of approximately $6,175,000 from the sale of the Siemens - Orlando Building. The net sale proceeds were reserved as we are reviewing the current needs of our portfolio.
We believe that the cash on hand and distributions due from the Joint Ventures will be sufficient to cover our working capital needs, including those provided for within our total liabilities of approximately $7,000, as of December 31, 2014.
Long-Term Liquidity
We expect that our future sources of capital will be primarily derived from operating cash flows generated from our remaining property owned by the Joint Venture and net proceeds generated from the sale of that property. Our future long-term liquidity requirements will include, but not be limited to, funding our share of tenant improvements, renovations, expansions, and other significant capital improvements necessary for our remaining property owned by the Joint Ventures. We expect to continue to use substantially all future net cash from operations, including distributions received from the Joint Ventures, to fund (i) leasing costs and capital expenditures necessary to position our remaining property for sale and (ii) our general and administrative expenses. To the extent that residual operating cash flows remain after considering these funding requirements, we would then distribute such residual operating cash flow to the limited partners.
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
As of December 31, 2014, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

	Net Sale Proceeds	Partnership's Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of December 31, 2014	Undistributed Net Sale Proceeds as of December 31, 2014
Property Sold				Amount	Purpose
AmeriCredit Building (sold in 2005)	$14,301,802	28.11%	$4,020,236	$—	—	$4,020,236	$—
John Wiley Building (sold in 2005)	$21,427,599	28.11%	6,023,298	—	—	6,023,298	—
7500 Setzler Parkway (sold in 2007)	$8,723,080	47.30%	4,126,017	—	—	4,126,017	—
Randstad-Atlanta Building (sold in 2007)	$8,992,600	47.30%	4,253,500	—	—	4,240,448	13,052
Two Park Center (sold in 2014)	$8,369,237	28.11%	2,352,592	—	—	—	2,352,592
Siemens-Orlando Building (sold in 2014)	$13,054,482	47.30%	6,174,770	—	—	—	6,174,770
Total			$26,950,413	$—		$18,409,999	$8,540,414

We received the proceeds for the Siemens - Orlando sale in January 2015. The General Partners have declared a net sale proceeds distribution of approximately $8,540,414 to be paid to limited partners in April 2015.
Results of Operations
Comparison of the year ended December 31, 2013 vs. the year ended December 31, 2014
Equity in Income of Joint Ventures
Equity in income of Joint Ventures increased from $315,438 for the year ended December 31, 2013 to $2,399,540 for the year ended December 31, 2014, primarily due to (i) recognizing a gain on the sale of the Siemens - Orlando Building in the fourth quarter of 2014, partially offset by (ii) recognizing a loss of the sale of Two Park Center in the second quarter of 2014 and (ii) a decrease in rental revenue at Two Park Center as a result of the expiration of the American Intercontinental University lease on December 31, 2013. We expect equity in income of Joint Ventures to decrease as compared to the year ended December 31, 2014 primarily as a result the sale of the Siemens - Orlando Building in the fourth quarter of 2014.
Impairment Loss on Interest in Joint Venture
Impairment loss on interest in Joint Venture decreased from $1,718,600 for the year ended December 31, 2013 to $0 for the year ended December 31, 2014, due to the Partnership recognizing an impairment loss, which was determined to be other than temporary, on its equity interest in Fund XIII-REIT Associates as a result of management redefining its strategy for the Partnership in 2013.

General and Administrative Expenses
General and administrative expenses increased from $178,423 for the year ended December 31, 2013 to $213,988 for the year ended December 31, 2014, primarily due to an increase in administrative reimbursements and administrative costs allocated to the Partnership. The increase reflects an adjustment to the allocation method related to the winding down of WREF. With the winding down of WREF and reduction in workforce, we anticipate that general and administrative expenses will vary primarily based on future changes in estimates of time allocated to the Partnership.
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
There were no disagreements with our independent public accountants during the years ended December 31, 2014 and 2013.

ITEM 9A.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of management of Wells Capital, one of our General Partners, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Rule 13a-15(b) of the Exchange Act as of December 31, 2014. Based upon that evaluation, which was completed as of the end of the period covered by this Form 10-K, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2014, in providing a reasonable level of assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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
Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2014. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes that our system of internal control over financial reporting met those criteria, and therefore our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2014.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.
For the quarter ended December 31, 2014, all items required to be disclosed under Form 8-K were reported under Form 8-K.

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
Leo F. Wells
Mr. Wells, 71, who serves as one of our General Partners, is the president, treasurer, and sole director of Wells Capital, which is our corporate general partner. He is also the sole stockholder and sole director of WREF, which he founded in 1984 and served as WREF's President and Treasurer until February 2012. WREF directly or indirectly owns Wells Capital, the Advisor; Wells Management; WIS; Wells Development Corporation; Wells Asset Management, Inc.; and Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which Mr. Wells serves as principal broker. He is also the president, treasurer, and sole director of:

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
Section 16(a), Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires the officers and directors of our general partner, and persons who own 10% or more of any class of equity interests in the Partnership, to report their beneficial ownership of equity interests in the Partnership to the SEC. Their initial reports are required to be filed using the SEC's Form 3, and they are required to report subsequent purchases, sales, and other changes using the SEC's Form 4, which must be filed within two business days of most transactions. Officers, directors, and partners owning more than 10% of any class of equity interests in the Partnership are required by SEC regulations to furnish us with copies of all reports they file pursuant to Section 16(a). We believe all persons subject to these reporting requirements filed the report on a timely basis in 2014.

Financial Oversight Committee
We do not have a board of directors or an audit committee. Accordingly, as our corporate general partner, Wells Capital has established a Financial Oversight Committee consisting of Randy A. Simmons as the Principal Financial Officer; Tony Marrs as the Senior Vice President; and Kerianne Maloney as Senior Vice President. The Financial Oversight Committee serves the equivalent function of an audit committee for, among others, the following purposes: appointment, compensation, review, and oversight of the work of our independent registered public accountants, and establishing and enforcing the code of ethics. However, since neither we nor our corporate general partner have an audit committee and the Financial Oversight Committee is not independent of us or the General Partners, we do not have an "audit committee financial expert."
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
See Item 13, "Certain Relationships and Related Transactions," for a description of the fees we incurred that were payable to affiliates of the General Partners during the year ended December 31, 2014.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a)	No limited partner owns beneficially more than 5% of any class of the outstanding units of the Partnership as of February 28, 2015.

(b)	Set forth below is the security ownership of management as of February 28, 2015.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Limited Partnership Units	Leo F. Wells, III	2,095.945 Units(1)	Less than 1%

(1)	Leo F. Wells, III owns 2,095.945 Cash Preferred Units through an individual retirement account.

(c)	No arrangements exist which would, upon operation, result in a change in control of the Partnership.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
The compensation and fees we pay to our General Partners or their affiliates in connection with our operations are as follows:
Interest in Partnership Cash Flow and Net Sales Proceeds
The General Partners are entitled to receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the limited partners holding Cash Preferred Units have received preferential distributions equal to 10% of their adjusted capital accounts in each fiscal year. The General Partners are also entitled to receive a subordinated participation in net sales proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after limited partners holding Cash Preferred Units have received a return of their adjusted capital contributions plus a 10% cumulative return on their adjusted capital contributions, and limited partners holding Tax Preferred Units have received a return of their adjusted capital contributions plus a 15% cumulative return on their adjusted capital contributions, provided, however, that in no event shall the

General Partners receive in the aggregate in excess of 15% of net sales proceeds and net financing proceeds remaining after payments to limited partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners did not receive any distributions of net cash from operations or net sales proceeds during the year ended December 31, 2014.
Management and Leasing Fees
We have entered into a property management, leasing, and asset management agreement with Wells Management, an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of our properties, owned directly or through the Joint Ventures, equal to the lesser of (a) fees that would be paid to a comparable outside firm, that is assessed periodically based on market studies, or (b) 4.5% of the gross revenues collected monthly; plus, a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month's rent. In the case of commercial properties leased on a long-term net-lease basis (10 or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, are included in equity in income of joint ventures in the accompanying statements of operations. Our share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures that are payable to Wells Management is $8,705, $13,577, and $34,906 for the years ended December 31, 2014, 2013, and 2012, respectively.
Administrative Reimbursements
Wells Capital, one of our General Partners, and Wells Management perform certain administrative services for us, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. We incurred administrative expenses of $92,145, $78,979, and $101,748 payable to Wells Capital and Wells Management for the years ended December 31, 2014, 2013, and 2012, respectively.
Real Estate Commissions
In connection with the sale of our properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (a) 50% of the commissions customarily charged by other brokers in arm's-length transactions involving comparable properties in the same geographic area or (b) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after limited partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. No real estate commissions were paid to the General Partners or affiliates for the years ended December 31, 2014, 2013, or 2012.
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

Fees Paid to the Independent Registered Public Accountants
Frazier & Deeter, LLC serves as our independent registered public accountants and has provided audit services since September 22, 2006.  All such fees are recognized in the period to which the services relate. A portion of such fees is allocated to the joint ventures in which we invest. The aggregate fees billed to us for professional accounting services by Frazier & Deeter, LLC, including the audit of our annual financial statements for the fiscal years ended December 31, 2014 and 2013, are set forth in the table below.

	2014	2013
Audit Fees	$38,868	$52,157
Audit-Related Fees	—	—
Tax Fees	—	—
Other Fees	—	—
Total	$38,868	$52,157

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
During the fiscal years ended December 31, 2014 and 2013, 100% of the services performed by Frazier & Deeter, LLC described above under the caption "Audit Fees" were approved in advance by a member of the Financial Oversight Committee. In addition, fees were incurred for tax services performed by an accounting firm separate from our independent registered public accountants in each year presented.
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

WELLS REAL ESTATE FUND XIII, L.P. (Registrant)

	By:	WELLS CAPITAL, INC. (General Partner)

March 31, 2015		/s/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

March 31, 2015		/s/ RANDY A. SIMMONS
Randy A. Simmons Senior Vice President and Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX
TO
2014 FORM 10-K
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
*10.10
Joint Venture Partnership Agreement of Fund XIII and Fund XIV Associates (Exhibit 10.16 to Form 10-K of Wells Real Estate Fund XIII, L.P. for the fiscal year ended December 31, 2003, Commission
File No. 000-49633)

*10.11
Second Amendment to Lease Agreement with Siemens Shared Services, LLC relating to the Siemens-Orlando Building (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund XIII, L.P. for the quarter ended June 30, 2009, Commission File No. 000-49633)

*10.12
Eighth Amendment to Lease Agreement with American Intercontinental University, Inc. relating to Two Park Center (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund XIII, L.P. for the quarter ended June 30, 2010, Commission File No. 000-49633)

*10.13
First Amendment to Lease with Quantum Corporation relating to 8560 Upland Drive (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund XIII, L.P. for the quarter ended March 31, 2011, Commission
File No. 000-49633)

*10.14
Third Amendment to Lease Agreement with Siemens Real Estate relating to the Siemens-Orlando Building (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund XIII, L.P. for the quarter ended September 30, 2011, Commission File No. 000-49633)

*10.15
Tenth Amendment to Lease Agreement with American Intercontinental University, Inc. relating to Two Park Center (Exhibit 10.15 to Form 10-K of Wells Real Estate Fund XIII, L.P. for the fiscal year ended December 31, 2011, Commission File No. 000-49633)

*10.16
Fourth Amendment to Lease Agreement with Siemens Real Estate relating to the Siemens-Orlando Building (Exhibit 10.2 to Form 10-Q of Wells Real Estate Fund XIII, L.P. for the quarter ended March 31, 2012, Commission File No. 000-49633)

*10.17
Second Amendment to Lease Agreement with Etour and Travel, Inc. relating to the Siemens-Orlando Building (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund XIII, L.P. for the quarter ended June 30, 2012, Commission File No. 000-49633)

*10.18
Fifth Amendment to Lease Agreement with Siemens Real Estate relating to the Siemens-Orlando Building (Exhibit 10.18 to Form 10-K of Wells Real Estate Fund XIII, L.P. for the year ended December 31, 2013, Commission File No. 000-49633)

*10.19	Purchase and Sale Agreement for the sale of Two Park Center (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund XIII, L.P. for the quarter ended March 31, 2014, Commission File No. 000-49633)
*10.20
Purchase and Sale Agreement for the sale of the Siemens - Orlando Building (Exhibit 10.2 to Form 10-Q of Wells Real Estate Fund XIII, L.P. for the quarter ended September 30, 2014, Commission File No. 000-49633)

*10.21
First Amendment to the Purchase and Sale Agreement for the sale of the Siemens - Orlando Building (Exhibit 10.3 to Form 10-Q of Wells Real Estate Fund XIII, L.P. for the quarter ended September 30, 2014, Commission File No. 000-49633)

*10.22
Second Amendment to the Purchase and Sale Agreement for the sale of the Siemens - Orlando Building (Exhibit 10.4 to Form 10-Q of Wells Real Estate Fund XIII, L.P. for the quarter ended September 30, 2014, Commission File No. 000-49633)

*10.23
Third Amendment to the Purchase and Sale Agreement for the sale of the Siemens - Orlando Building (Exhibit 10.5 to Form 10-Q of Wells Real Estate Fund XIII, L.P. for the quarter ended September 30, 2014, Commission File No. 000-49633)

*10.24
Fourth Amendment to the Purchase and Sale Agreement for the sale of the Siemens - Orlando Building (Exhibit 10.6 to Form 10-Q of Wells Real Estate Fund XIII, L.P. for the quarter ended September 30, 2014, Commission File No. 000-49633)

*10.25
Fifth Amendment to the Purchase and Sale Agreement for the sale of the Siemens - Orlando Building (Exhibit 10.7 to Form 10-Q of Wells Real Estate Fund XIII, L.P. for the quarter ended September 30, 2014, Commission File No. 000-49633)

*10.26
Sixth Amendment to the Purchase and Sale Agreement for the sale of the Siemens - Orlando Building (Exhibit 10.8 to Form 10-Q of Wells Real Estate Fund XIII, L.P. for the quarter ended September 30, 2014, Commission File No. 000-49633)

*10.27
Seventh Amendment to the Purchase and Sale Agreement for the sale of the Siemens - Orlando Building (Exhibit 10.9 to Form 10-Q of Wells Real Estate Fund XIII, L.P. for the quarter ended September 30, 2014, Commission File No. 000-49633)

10.28	Purchase and Sale Agreement for the sale of 8560 Upland Drive
10.29	First Amendment to the Purchase and Sale Agreement for the sale of 8560 Upland Drive
10.30	Eighth Amendment to the Purchase and Sale Agreement for the sale of the Siemens - Orlando Building
10.31	Purchase and Sale Agreement for the sale of 8560 Upland Drive
10.32	Ninth Amendment to the Purchase and Sale Agreement for the sale of the Siemens - Orlando Building
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Previously filed and incorporated herein by reference.

WELLS REAL ESTATE FUND XIII, L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of
Wells Real Estate Fund XIII, L.P.

We have audited the accompanying balance sheets of Wells Real Estate Fund XIII, L.P. (the "Partnership") as of December 31, 2014 and 2013, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund XIII, L.P. as of December 31, 2014 and 2013 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Frazier & Deeter, LLC

Atlanta, Georgia
March 31, 2015

WELLS REAL ESTATE FUND XIII, L.P.

BALANCE SHEETS

	December 31, 2014	December 31, 2013
Assets:
Investment in joint ventures	$9,170,269	$9,257,901
Cash and cash equivalents	6,334,881	3,942,050
Due from joint ventures	87,423	220,744
Other assets	17,338	12,980
Total assets	$15,609,911	$13,433,675

Liabilities:
Accounts payable and accrued expenses	$1,841	$12,513
Due to affiliates	5,655	6,807
Total liabilities	7,496	19,320

Commitments and Contingencies

Partners' Capital:
Limited Partners:
Cash Preferred – 3,213,008 units issued and outstanding	14,320,598	13,413,153
Tax Preferred – 559,040 units issued and outstanding	1,279,661	—
General Partners	2,156	1,202
Total partners' capital	15,602,415	13,414,355
Total liabilities and partners' capital	$15,609,911	$13,433,675
See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF OPERATIONS

	Years ended December 31,
	2014	2013	2012
Revenues:
Equity in Income of Joint Ventures	$2,399,540	$315,438	$202,588
Interest and other income	$2,508	$—	$—
Total revenues	$2,402,048	$315,438	$202,588
Expenses:
Impairment Loss on Interest in Joint Venture	$—	$1,718,600	$—
General and administrative	$213,988	$178,423	$192,145
Total expenses	$213,988	$1,897,023	$192,145
Net Income (Loss)	$2,188,060	$(1,581,585)	$10,443

Net Income (Loss) Allocated to:
Cash Preferred Limited Partners	$907,445	$(1,565,769)	$10,339
Tax Preferred Limited Partners	$1,279,661	$—	$—
General Partners	$954	$(15,816)	$104

Net Income (Loss) per Weighted-Average Limited Partner Unit:
Cash Preferred	$0.28	$(0.49)	$—
Tax Preferred	$2.29	$—	$—

Weighted-Average Limited Partner Units Outstanding:
Cash Preferred	3,213,008	3,213,008	3,213,008
Tax Preferred	559,040	559,040	559,040
See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF PARTNERS' CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012

	Limited Partners				General Partners	Total Partners' Capital
	Cash Preferred		Tax Preferred
	Units	Amount	Units	Amount
BALANCE, December 31, 2011	3,213,008	$14,968,583	559,040	$—	$16,914	$14,985,497

Net income	—	10,339	—	—	104	10,443
BALANCE, December 31, 2012	3,213,008	14,978,922	559,040	—	17,018	14,995,940

Net loss	—	(1,565,769)	—	—	(15,816)	(1,581,585)
BALANCE, December 31, 2013	3,213,008	13,413,153	559,040	—	1,202	13,414,355

Net income	—	907,445	—	1,279,661	954	2,188,060
BALANCE, December 31, 2014	3,213,008	$14,320,598	559,040	$1,279,661	$2,156	$15,602,415
See accompanying notes.

 WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2014	2013	2012
Cash Flows from Operating Activities:
Net income (loss)	$2,188,060	$(1,581,585)	$10,443
Impairment loss on interest in Joint Venture	—	1,718,600	—
Operating distributions received from joint ventures	284,391	379,598	481,298
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in income of joint ventures	(2,399,540)	(315,438)	(202,588)
Changes in assets and liabilities:
(Increase) decrease in other assets	(4,358)	5,020	(5,204)
(Decrease) increase in accounts payable and accrued expenses	(10,672)	4,089	(283)
Decrease in due to affiliates	(1,152)	(1,115)	(272)
Net cash provided by operating activities	56,729	209,169	283,394

Cash Flows from Investing Activities:
Net sale proceeds received from joint ventures	2,352,592	—	—
Investment in joint venture	(16,490)	—	—
Net cash provided by investing activities	2,336,102	—	—
Net Increase in Cash and Cash Equivalents	2,392,831	209,169	283,394

Cash and Cash Equivalents, beginning of year	3,942,050	3,732,881	3,449,487
Cash and Cash Equivalents, end of year	$6,334,881	$3,942,050	$3,732,881
See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

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
(1) This property was sold in May 2014.
(2) This property was sold in December 2014.
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
During 2013, the Partnership evaluated the fair value of its equity interest in Fund XIII-REIT Associates and determined that it was less than the carrying value and that such loss in value was determined to be other than temporary, primarily due to management redefining its strategy for the Partnership. Accordingly, the Partnership reduced the carrying value of its equity interest in Fund XIII-REIT Associates to its estimated fair value based on a direct offer received on the underlying real estate assets and recognized a corresponding impairment loss of $1,718,600 in 2013. The fair value measurements used in this evaluation of nonfinancial assets are considered to be Level 1 valuations within the fair value hierarchy outlined below, based on a direct offer received on the underlying real estate assets. No impairment was recognized in 2014.
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
Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08"). ASU 2014-08 changes the criteria for transactions that qualify to be reported as discontinued operations, and enhances disclosures for transactions that meet the new criteria in this area. ASU 2014-08 limits discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on the entity’s operations and financial results. ASU 2014-08 requires expanded disclosures for discontinued operations including more information about the assets, liabilities, revenues, and expenses of discontinued operations. ASU 2014-08 also requires an entity to disclose the pre-tax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. ASU 2014-08 is effective for the period beginning on January 1, 2015. The Partnership expects that the adoption of ASU 2014-08 will not have a material impact on its financial statements or disclosures.
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled to for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue guidance in GAAP when it becomes effective. ASU 2014-09 will be effective for the Partnership for the period beginning on January 1, 2017. Early adoption is not permitted. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. The Partnership is currently evaluating the impact that the adoption of ASU 2014-09 will have on its financial statements or disclosures. The Partnership has not yet selected a transition method nor have we determined the effect of the adoption of ASU 2014-09 on our ongoing financial reporting.

3.	INVESTMENT IN JOINT VENTURES

Due from Joint Ventures
As of December 31, 2014 and 2013, due from joint ventures represents the Partnership's share of operating cash flow to be distributed for the fourth quarters of 2014 and 2013, respectively, from the Joint Ventures, and are as follows:

	2014	2013
Fund XIII-REIT Associates	$53,434	$104,017
Fund XIII-XIV Associates	33,989	116,727
	$87,423	$220,744

Summary of Investments
The Partnership's investments and approximate ownership percentages in the Joint Ventures as of December 31, 2014 and 2013, are summarized below:

	2014		2013
	Amount	Percentage	Amount	Percentage
Fund XIII-REIT Associates	$2,995,499	28%	$5,504,981	28%
Fund XIII-XIV Associates	6,174,770	47%	3,752,920	47%
	$9,170,269		$9,257,901
Summary of Activity
Rollforwards of the Partnership's investment in the Joint Ventures for the years ended December 31, 2014 and 2013, are presented below:

	2014	2013
Investment in Joint Ventures, beginning of year	$9,257,901	$11,170,549
Equity in income of Joint Ventures	2,399,540	315,438
Impairment loss on interest in Joint Venture	—	(1,718,600)
Contributions to Joint Ventures	16,490	—
Distributions from Joint Ventures	(2,503,662)	(509,486)
Investment in Joint Ventures, end of year	$9,170,269	$9,257,901
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

Summary of Financial Information

Condensed financial information for the Joint Ventures as of December 31, 2014 and 2013, and for the years ended December 31, 2014, 2013, and 2012, is presented below:

	Total Assets		Total Liabilities		Total Equity
	December 31,		December 31,		December 31,
	2014	2013	2014	2013	2014	2013
Fund XIII-REIT Associates	$11,370,409	$21,335,794	$714,062	$1,752,084	$10,656,347	$19,583,710
Fund XIII-XIV Associates	13,247,122	8,348,739	192,641	414,448	13,054,481	7,934,291
	$24,617,531	$29,684,533	$906,703	$2,166,532	$23,710,828	$27,518,001

	Total Revenues			Income (Loss) from Continuing Operations			Income (Loss) from Discontinued Operations			Net Income (Loss)
	For the Years Ended			For the Years Ended			For the Years Ended			For the Years Ended
	December 31,			December 31,			December 31,			December 31,
	2014	2013	2012	2014	2013	2012	2014	2013	2012	2014	2013	2012
Fund XIII-REIT Associates	$1,540,697	$1,497,592	$1,142,280	$307,318	$174,575	$(3,352)	$(734,021)	$(6,391,470)	$(505,608)	$(426,703)	$(6,216,895)	$(508,960)
Fund XIII-XIV Associates	—	—	—	(19,328)	(25,063)	(25,731)	5,345,937	753,197	756,506	5,326,609	728,134	730,775
	$1,540,697	$1,497,592	$1,142,280	$287,990	$149,512	$(29,083)	$4,611,916	$(5,638,273)	$250,898	$4,899,906	$(5,488,761)	$221,815

The Partnership allocates its share of net income, net loss, and gain (loss) on sale generated by the properties owned by the Joint Ventures to its Cash Preferred and Tax Preferred limited partners pursuant to the partnership agreement provisions outlined in Note 2. The components of income (loss) from discontinued operations recognized by the Joint Ventures are provided below:

	Year Ended			Year Ended				Year Ended
	December 31, 2014			December 31, 2013				December 31, 2012
	Operating Income (Loss)	Gain (Loss) on Sale	Total	Operating Income (Loss)	Impairment Loss	Loss on Sale	Total	Operating Income (Loss)	Loss on Sale	Total
Fund XIII-REIT Associates	$(498,880)	$(235,141)	$(734,021)	$(277,632)	$(6,113,838)	$—	$(6,391,470)	$(505,608)	$—	$(505,608)
Fund XIII-XIV Associates	$794,455	$4,551,482	$5,345,937	$753,197	$—	$—	$753,197	$756,506	$—	$756,506

On May 29, 2014, Fund XIII-REIT Associates sold Two Park Center to an unaffiliated third party for a gross sales price of $8,825,000, exclusive of closing costs. As result of the sale, the Partnership received net sale proceeds of approximately $2,353,000 and was allocated a loss of approximately $66,000.
On December 31, 2014, Fund XIII-XIV Associates sold the Siemens - Orlando Building to an unaffiliated third party for a gross sales price of $13,570,000, exclusive of closing costs. As result of the sale, the Partnership received net sale proceeds of approximately $6,175,000 in January 2015 and was allocated a gain of approximately $2,153,000.

4.	RELATED-PARTY TRANSACTIONS
Management and Leasing Fees
The Partnership has entered into a property management, leasing, and asset management agreement with Wells Management Company, Inc. ("Wells Management"), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Partnership's properties, owned through the Joint Ventures, equal to the lesser of (a) 4.5% of the gross revenues collected monthly; plus, a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month's rent, or (b) fees that would be paid to a comparable outside firm, which is assessed periodically based on market studies. In the case of commercial properties leased on a long-term net-lease basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, are included in equity in income of joint ventures in the accompanying statements of operations. The Partnership's share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures and payable to Wells Management is $8,705, $13,577, and $34,906 for the years ended December 31, 2014, 2013, and 2012, respectively.
Administrative Reimbursements
Wells Capital, one of the Partnership's General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses of $92,145, $78,979, and $101,748 payable to Wells Capital and Wells Management for the years ended December 31, 2014, 2013, and 2012, respectively. In addition, Wells Capital and Wells Management pay for certain operating expenses of the Partnership ("bill-backs") directly and invoice the Partnership for the reimbursement thereof on a quarterly basis. As presented in the accompanying balance sheets, due to affiliates as of December 31, 2014 and 2013 represents administrative reimbursements and bill-backs due to Wells Capital and/or Wells Management.
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
Wells Capital and Wells Management are owned and controlled by WREF. The operations of Wells Capital, Wells Investment Securities, Inc., Wells Management, and their affiliates represent substantially all of the business of WREF. Accordingly, we focus on the financial condition of WREF when assessing the financial condition of Wells Capital and Wells Management. In the event that WREF were to become unable to meet its obligations as they become due, the Partnership might be required to find alternative service providers. Beginning in 2013, WREF began winding down its operations and, as a result, its workforce has been reduced. As of December 31, 2014, the Partnership has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due.

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
A reconciliation of the Partnership's financial statement net income to net income presented in accordance with the federal income tax basis of accounting is as follows for the years ended December 31, 2014, 2013, and 2012:

	2014	2013	2012
Financial statement net income (loss)	$2,188,060	$(1,581,585)	$10,443
Adjustments in net income (loss) resulting from:
Depreciation expense for financial reporting purposes greater than (less than) amounts for income tax purposes	(33,797)	(65,794)	(78,075)
Amortization expense for financial reporting purposes greater than amounts for income tax purposes	(141,664)	9,893	29,680
Rental income for financial reporting purposes less than amounts for income tax purposes	(304,178)	(10,604)	(5,134)
Impairment losses taken for financial reporting purposes	—	1,718,600	—
Gain on sale of property for financial reporting purposes in excess of amounts for income tax purposes	(4,442,936)	—	—
Other	(24,921)	71,165	(26,119)
Income tax basis net income (loss)	$(2,759,436)	$141,675	$(69,205)

A reconciliation of partners' capital balances, as presented in the accompanying financial statements, to partners' capital balances, as presented in accordance with the federal income tax basis of accounting, is as follows for the years ended December 31, 2014, 2013, and 2012:

	2014	2013	2012
Financial statement partners' capital	$15,602,415	$13,414,355	$14,995,940
Increase (decrease) in partners' capital resulting from:
Accumulated depreciation expense for financial reporting purposes less than amounts for income tax purposes	(369,131)	(335,334)	(269,540)
Accumulated amortization expense for financial reporting purposes greater than amounts for income tax purposes	4,354,529	4,496,193	4,486,300
Accumulated meals and entertainment	31	31	31
Accumulated bad debt (recoveries) expense, net for financial reporting purposes in excess of amounts for income tax purposes	(9,838)	(9,838)	(9,838)
Capitalization of syndication costs for income tax purposes, which are accounted for as cost of capital for financial reporting purposes	4,568,769	4,568,769	4,568,769
Accumulated rental income for income tax purposes greater than amounts for financial reporting purposes	(244,525)	59,653	70,257
Accumulated gains on sale of properties for financial reporting purposes in excess of amounts for income tax purposes	(3,334,689)	1,108,247	(610,353)
Other	(112,024)	(87,103)	(158,268)
Income tax basis partners' capital	$20,455,537	$23,214,973	$23,073,298

8.	QUARTERLY RESULTS (UNAUDITED)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2014 and 2013:

	2014 Quarter Ended
	March 31	June 30	September 30	December 31
Equity in income (loss) of joint ventures	$12,636	$(63,965)	$142,016	$2,308,853
Net income (loss)	$(79,919)	$(100,449)	$100,045	$2,268,383
Net income (loss) allocated to:
Cash Preferred limited partners	$(79,120)	$(100,046)	$99,044	$987,567
Tax Preferred limited partners	$—	$—	$—	$1,279,661
General Partners	$(799)	$(403)	$1,001	$1,155
Net income (loss) per weighted-average limited partner unit outstanding:
Cash Preferred(a)	$0.02	$(0.03)	$0.03	$0.31
Tax Preferred	$—	$—	$—	$2.29
Distribution of operating cash per weighted-average limited partner unit outstanding:
Cash Preferred	$—	$—	$—	$—
Tax Preferred	$—	$—	$—	$—
Distribution of net sale proceeds per weighted-average limited partner unit outstanding:
Cash Preferred	$—	$—	$—	$—
Tax Preferred	$—	$—	$—	$—

	2013 Quarter Ended
	March 31	June 30	September 30	December 31
Equity in income (loss) of joint ventures	$137,103	$(1,562)	$63,577	$116,320
Net income (loss)	$75,577	$(40,118)	$(1,195,659)	$(421,385)
Net income (loss) allocated to:
Cash Preferred limited partners	$74,821	$(39,717)	$(1,183,703)	$(417,170)
Tax Preferred limited partners	$—	$—	$—	$—
General Partners	$756	$(401)	$(11,956)	$(4,215)
Net income (loss) per weighted-average limited partner unit outstanding:
Cash Preferred	$0.02	$(0.01)	$(0.37)	$(0.13)
Tax Preferred	$—	$—	$—	$—
Distribution of operating cash per weighted-average limited partner unit outstanding:
Cash Preferred	$—	$—	$—	$—
Tax Preferred	$—	$—	$—	$—
Distribution of net sale proceeds per weighted-average limited partner unit outstanding:
Cash Preferred	$—	$—	$—	$—
Tax Preferred	$—	$—	$—	$—

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

9.	GENERAL AND ADMINISTRATIVE COSTS
General and administrative costs for the years ended December 31, 2014, 2013, and 2012, are composed of the following items:

	2014	2013	2012
Salary reimbursements	$92,145	$78,979	$101,748
Other professional fees	58,053	22,868	21,451
Independent accounting fees	26,240	35,017	25,606
Printing expenses	17,736	21,584	22,962
Transfer agent fees	6,779	7,150	1,877
Legal fees	4,288	5,544	5,862
Computer costs	4,195	2,019	1,856
Postage and delivery expenses	3,279	4,631	9,124
Registration and filing fees	1,305	1,011	886
Bank service charges	346	120	399
Taxes and licensing fees	(378)	(500)	374
Total general and administrative costs	$213,988	$178,423	$192,145

10.	COMMITMENTS AND CONTINGENCIES
From time to time, the Partnership and its General Partners are parties to legal proceedings which arise in the ordinary course of the Partnership's business. The Partnership is not currently involved in any litigation for which the outcome would, in the judgment of the General Partners based on information currently available, have a materially adverse impact on the results of operations or financial condition of the Partnership, nor is management aware of any such litigation threatened against the Partnership.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of
Wells Fund XIII-REIT Joint Venture Partnership:

We have audited the accompanying balance sheets of Wells Fund XIII-REIT Joint Venture Partnership (the "Joint Venture") as of December 31, 2014 and 2013, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 2014. In connection with our audits of the financial statements, we also have audited financial statement Schedule III, real estate and accumulated depreciation and amortization. These financial statements and financial statement schedule are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Fund XIII-REIT Joint Venture Partnership as of December 31, 2014 and 2013 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement Schedule III, real estate and accumulated depreciation and amortization, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Frazier & Deeter, LLC

Atlanta, Georgia
March 31, 2015

WELLS FUND XIII-REIT JOINT VENTURE PARTNERSHIP

BALANCE SHEETS

DECEMBER 31, 2014 AND 2013

	2014	2013
Assets:
Real estate assets, at cost:
Land	$2,047,735	$2,671,824
Building and improvements, less accumulated depreciation of $4,292,039 and $9,130,321 at December 31, 2014 and 2013, respectively	7,918,926	16,351,770
Total real estate assets	9,966,661	19,023,594

Cash and cash equivalents	656,828	1,756,589
Tenant receivables	330,044	161,430
Deferred leasing costs, less accumulated amortization of $163,813 and $97,148 at December 31, 2014 and 2013, respectively	414,948	385,584
Other assets	1,928	8,597
Total assets	$11,370,409	$21,335,794

Liabilities:
Accounts payable, accrued expenses, and refundable security deposits	$459,864	$1,156,250
Due to affiliates	6,038	22,806
Deferred income	58,071	202,991
Partnership distributions payable	190,089	370,037
Total liabilities	714,062	1,752,084

Partners' Capital:
Wells Real Estate Fund XIII, L.P.	2,995,499	5,504,981
Piedmont Operating Partnership, LP	7,660,848	14,078,729
Total partners' capital	10,656,347	19,583,710
Total liabilities and partners' capital	$11,370,409	$21,335,794

See accompanying notes.

WELLS FUND XIII-REIT JOINT VENTURE PARTNERSHIP

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2014	2013	2012
Revenues:
Rental income	$987,927	$944,032	$771,291
Reimbursement income	552,770	549,752	370,989
Bad debt recoveries	—	3,808	—
Total revenues	1,540,697	1,497,592	1,142,280

Expenses:
Property operating costs	692,068	674,134	671,340
Management and leasing fees:
Related-party	61,625	65,670	45,322
Depreciation	340,388	339,746	310,555
Amortization	63,469	131,537	46,468
General and administrative	75,829	111,930	71,947
Total expenses	1,233,379	1,323,017	1,145,632
Income (Loss) from Continuing Operations	307,318	174,575	(3,352)
Discontinued Operations:
Operating loss	(498,880)	(277,632)	(505,608)
Impairment loss	—	(6,113,838)	—
Loss on sale of real estate assets	(235,141)	—	—
Loss from Discontinued Operations	(734,021)	(6,391,470)	(505,608)
Net Loss	$(426,703)	$(6,216,895)	$(508,960)

See accompanying notes.

WELLS FUND XIII-REIT JOINT VENTURE PARTNERSHIP

STATEMENTS OF PARTNERS' CAPITAL

FOR THE YEARS ENDED
DECEMBER 31, 2014, 2013, AND 2012

	Wells Real Estate Fund XIII, L.P.	Piedmont Operating Partnership, LP	Total Partners' Capital
Balance, December 31, 2011	$7,499,636	$19,179,966	$26,679,602

Net loss	(143,069)	(365,891)	(508,960)
Balance, December 31, 2012	7,356,567	18,814,075	26,170,642

Net loss	(1,747,569)	(4,469,326)	(6,216,895)
Partnership distributions	(104,017)	(266,020)	(370,037)
Balance, December 31, 2013	5,504,981	14,078,729	19,583,710

Net loss	(119,947)	(306,756)	(426,703)
Partnership contributions	16,491	42,174	58,665
Partnership distributions	(2,406,026)	(6,153,299)	(8,559,325)
Balance, December 31, 2014	$2,995,499	$7,660,848	$10,656,347

See accompanying notes.

WELLS FUND XIII-REIT JOINT VENTURE PARTNERSHIP

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2014	2013	2012
Cash Flows From Operating Activities:
Net loss	$(426,703)	$(6,216,895)	$(508,960)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Loss on sale of real estate assets	235,141	—	—
Depreciation	452,556	829,596	793,674
Amortization	66,665	264,445	183,108
Impairment loss	—	6,113,838	—
Changes in assets and liabilities:
Increase in tenant receivables	(168,614)	(58,144)	(80,081)
Decrease (increase) in other assets	6,669	7,919	(9,739)
(Decrease) increase in accounts payable, accrued expenses, and refundable security deposits	(696,386)	(204,416)	446,795
(Decrease) increase in due to affiliates	(16,768)	5,610	8,249
Decrease in deferred income	(144,920)	(14,366)	(22,656)
Net cash (used in) provided by operating activities	(692,360)	727,587	810,390

Cash Flows From Investing Activities:
Net proceeds from sale of real estate	8,369,236	—	—
Investment in real estate assets	—	(211,508)	(519,871)
Payment of deferred leasing costs	(96,029)	—	(306,366)
Net cash provided by (used in) investing activities	8,273,207	(211,508)	(826,237)

Cash Flows From Financing Activities:
Net sale proceeds distributions to joint venture partners	(8,369,236)	—	—
Operating distributions paid to joint venture partners in excess of accumulated earnings	(370,037)	—	(458,284)
Contributions from joint venture partners	58,665	—	—
Net cash used in financing activities	(8,680,608)	—	(458,284)

Net (Decrease) Increase In Cash And Cash Equivalents	(1,099,761)	516,079	(474,131)

Cash And Cash Equivalents, beginning of year	1,756,589	1,240,510	1,714,641
Cash And Cash Equivalents, end of year	$656,828	$1,756,589	$1,240,510

Supplemental Disclosure Noncash Investing And Financing Activities:
Partnership distributions payable	$190,089	$370,037	$—
Accrued capital expenditures	$—	$—	$145,238

See accompanying notes.

WELLS FUND XIII-REIT JOINT VENTURE PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

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
On May 29, 2014, the Joint Venture sold Two Park Center to an unaffiliated third party for a gross sales price of $8,825,000, exclusive of closing costs. As result of the sale, the Joint Venture received net sale proceeds of approximately $8,369,000 and recognized a loss of approximately $235,000.

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
Evaluating the Recoverability of Real Estate Assets
Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets and related intangible assets owned by the Joint Venture may not be recoverable. When indicators of potential impairment are present, which suggest that the carrying amounts of the real estate assets and related intangible assets may not be recoverable, management assesses the recoverability of the real estate assets and related intangible assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use, or the estimated fair value, less costs to sell, for assets held for sale, do not exceed the respective assets' carrying values, management adjusts the real estate assets and related intangible assets to the respective estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognizes an impairment loss. Estimated fair values are determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value. During 2013, the Joint Venture evaluated the recoverability of the carrying value of Two Park Center pursuant to the accounting policy outlined above and determined that it was not recoverable, primarily due to management redefining its strategy. Accordingly, the Joint Venure reduced the carrying value of Two Park Center to its estimated fair value based on a direct offer received on Two Park Center and recognized a corresponding impairment loss of $6,113,838. The fair value measurements used in this evaluation of a nonfinancial asset is considered to be a Level 1 valuation within the fair value hierarchy outlined below, based on a direct offer received on Two Park Center.
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
Tenant Receivables
Tenant receivables are comprised of rental and reimbursement billings due from tenants and the cumulative amount of future adjustments necessary to present rental income using the straight-line method. Upon receiving notification of a tenant's intention to terminate a lease, unamortized straight-line rent receivables are written off to lease termination expense. Tenant receivables are recorded at the original amount earned, less an allowance for any doubtful accounts, which approximates fair value. Management assesses the collectibility of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. No such allowances have been recorded as of December 31, 2014 or 2013.
Deferred Leasing Costs
Deferred leasing costs may include (i) costs incurred to procure leases, which are capitalized and recognized as amortization expense on a straight-line basis over the terms of the lease, and (ii) common area maintenance costs that are recoverable from tenants under the terms of the existing leases; such costs are capitalized and recognized as operating expenses over the shorter of the lease term or the recovery period provided for in the lease. The remaining unamortized balance of deferred leasing costs will be amortized over a weighted-average period of approximately six years. Upon receiving notification of a tenant's intention to terminate a lease, unamortized deferred leasing costs are written-off to lease termination expense.
Other Assets
Other assets is comprised of prepaid expenses. Prepaid expenses are recognized as the related services are provided. Balances without a future economic benefit are written off as they are identified. No such allowances have been recorded as of December 31, 2014 or 2013.
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses are primarily comprised of accrued real estate taxes and property operating costs. Accrued real estate taxes of approximately $448,000 and $987,000 are included in accounts payable and accrued expenses as of December 31, 2014 and 2013, respectively.
Allocation of Income and Distributions
Pursuant to the terms of the joint venture agreement, income and distributions are allocated to the joint venture partners based on their respective ownership interests as determined by relative cumulative capital contributions, as defined. Fund XIII and Piedmont OP held ownership interests in the Joint Venture of approximately 28% and 72%, respectively, for the years ended December 31, 2014 and 2013. Net cash from operations is generally distributed to the joint venture partners on a quarterly basis.
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
Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08"). ASU 2014-08 changes the criteria for transactions that qualify to be reported as discontinued operations, and enhances disclosures for transactions that meet the new criteria in this area. ASU 2014-08 limits discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on the entity’s operations and financial results. ASU 2014-08 requires expanded disclosures for discontinued operations including more information about the assets, liabilities, revenues, and expenses of discontinued operations. ASU 2014-08 also requires an entity to disclose the pre-tax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. ASU 2014-08 is effective for the period beginning on January 1, 2015. The Joint Venture expects that the adoption of ASU 2014-08 will not have a material impact on its financial statements or disclosures.
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled to for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue guidance in GAAP when it becomes effective. ASU 2014-09 will be effective for the Joint Venture for the period beginning on January 1, 2017. Early adoption is not permitted. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. The Joint Venture is currently evaluating the impact that the adoption of ASU 2014-09 will have on its financial statements or disclosures. The Joint Venture has not yet selected a transition method nor have we determined the effect of the ASU 2014-09 on our ongoing financial reporting.

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
Management and leasing fees are recognized in accordance with the terms of the aforementioned agreements. During the years ended December 31, 2014, 2013, and 2012, the Joint Venture incurred management and leasing fees that are payable to Wells Management of $7,699, $8,204, and $12,740, respectively.
In addition, the Joint Venture incurs fees payable to Piedmont Office Management, LLC ("Piedmont Management"), or its affiliates, for the management and leasing of the Joint Venture's properties equal to (a) the lesser of 4.5% of the gross revenues generally paid over the life of the lease or 0.6% of net asset value calculated on an annual basis, (b) prorated by Piedmont OP's ownership interest in the Joint Venture. During the years ended December 31, 2014, 2013, and 2012, the Joint Venture incurred management and leasing fee expenses payable to Piedmont Management, or its affiliates, of $110,176, $192,466, and $167,582, respectively.
Administrative Reimbursements
Piedmont Management performs certain administrative services for the Joint Venture's properties, relating to accounting, property management, and other partnership administration, and incurs the related expenses. Such expenses are allocated among other entities affiliated with Wells Capital based on time spent on each entity by individual personnel. In the opinion of management, this is a reasonable estimation of such expenses. During the years ended December 31, 2014, 2013, and 2012, the Joint Venture incurred administrative expenses of $64,389, $100,684, and $116,603, respectively, payable to Piedmont Management, or its affiliates, for these services.
Due to Affiliates
As presented in the accompanying balance sheets, due to affiliates as of December 31, 2014 and 2013 represents amounts due to Piedmont Management and/or Wells Management for administrative reimbursements.

4.	RENTAL INCOME
The future contractual rental income due to the Joint Venture under noncancelable operating leases as of December 31, 2014 follows:

Year ended December 31:
2015	$1,252,576
2016	1,145,296
2017	764,958
2018	780,056
2019	795,993
Thereafter	1,639,795
$6,378,674
Two tenants generated approximately 76% and 22% of contractual rental income for the year ended December 31, 2014, and two tenants will generate approximately 86% and 14% of future contractual rental income for leases in-place as of December 31, 2014.
5. DISCONTINUED OPERATIONS
In accordance with GAAP, the Joint Venture has classified the results of operations related to Two Park Center, which was sold on May 29, 2014, as discontinued operations in the accompanying statements of operations. The details comprising income from discontinued operations for the years ending December 31, 2014, 2013, and 2012 are presented below:

	2014	2013	2012
Revenues:
Rental income	$—	$860,537	$841,714
Reimbursement income	3,044	364,732	704,612
Total revenues	3,044	1,225,269	1,546,326

Expenses:
Property operating costs	282,887	647,397	1,175,923
Management and leasing fees:
Related-party	56,250	135,000	135,000
Depreciation	112,168	489,850	483,119
Amortization	—	129,711	132,693
General and administrative	50,619	100,943	125,199
Total expenses	501,924	1,502,901	2,051,934

Operating loss	(498,880)	(277,632)	(505,608)
Impairment loss	—	(6,113,838)	—
Loss on sale of real estate assets	(235,141)	—	—
Loss from discontinued operations	$(734,021)	$(6,391,470)	$(505,608)

WELLS FUND XIII-REIT JOINT VENTURE PARTNERSHIP

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

DECEMBER 31, 2014

		Initial Cost			Gross Carrying Amounts as of December 31, 2014
Description	Encumbrances	Land	Buildings and Improvements	Costs Capitalized Subsequent To Acquisition(b)	Land	Buildings and Improvements	Intangible Lease Asset	Construction in Progress	Total	Accumulated Depreciation (c)	Date of Construction	Date Acquired
8560 UPLAND DRIVE(a)	None	$1,954,213	$11,215,621	$1,088,866	$2,047,735	$12,210,965	$—	$—	$14,258,700	$4,292,039	2001	12/21/2001

(a)	8560 Upland Drive is comprised of two connected one-story office and assembly buildings located in Englewood, Colorado.

(b)	Includes acquisition and advisory fees and acquisition expense reimbursements applied at acquisition as well as write-offs of fully depreciated/amortized capitalized costs.

(c)
Buildings, land improvements, building improvements, and tenant improvements are depreciated using the straight-line method over 40 years, 20 years, 5 to 25 years, and the shorter of the economic life or corresponding lease terms, respectively.

WELLS FUND XIII-REIT JOINT VENTURE PARTNERSHIP

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

DECEMBER 31, 2014

	Cost		Accumulated Depreciation & Amortization
BALANCE AT DECEMBER 31, 2011	$33,929,638		$7,900,315

Dispositions	665,109		793,674
BALANCE AT DECEMBER 31, 2012	34,594,747		8,693,989

Additions	66,270		829,596
Impairments	(6,113,838)	[1]	—
Dispositions	(393,264)		(393,264)
BALANCE AT DECEMBER 31, 2013	28,153,915		9,130,321

Additions	—		452,556
Dispositions	(13,895,215)		(5,290,838)
BALANCE AT DECEMBER 31, 2014	$14,258,700		$4,292,039

(1)
During 2013, the Partnership wrote-down the carrying value of Two Park Center and recognized a corresponding impairment loss of $6,113,838 to reduce the carrying value of the property to its estimated fair value.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of
Fund XIII and Fund XIV Associates:

We have audited the accompanying balance sheets of Fund XIII and Fund XIV Associates (the "Joint Venture") as of December 31, 2014 and 2013, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 2014. In connection with our audits of the financial statements, we also have audited financial statement Schedule III, real estate and accumulated depreciation and amortization. These financial statements and financial statement schedule are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fund XIII and Fund XIV Associates as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement Schedule III, real estate and accumulated depreciation and amortization, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ Frazier & Deeter, LLC

Atlanta, Georgia
March 31, 2015

FUND XIII AND FUND XIV ASSOCIATES

BALANCE SHEETS

	December 31, 2014	December 31, 2013
Assets:
Real estate assets, at cost:
Land	$—	$2,031,250
Building and improvements, less accumulated depreciation of $0 and $2,270,909 at December 31, 2014 and 2013, respectively	—	5,658,082
Construction in progress	—	5,770
Total real estate assets	—	7,695,102

Cash and cash equivalents	13,238,405	400,533
Tenant receivables	—	127,640
Deferred leasing costs, less accumulated amortization of $0 and $94,499 at December 31, 2014 and 2013, respectively	—	113,699
Other assets	8,717	11,765
Total assets	$13,247,122	$8,348,739

Liabilities:
Accounts payable and accrued expenses	$91,671	$28,505
Due to affiliate	2,274	237
Deferred income	26,837	138,926
Partnership distributions payable	71,859	246,780
Total liabilities	192,641	414,448

Partners' Capital:
Wells Real Estate Fund XIII, L.P.	6,174,770	3,752,920
Wells Real Estate Fund XIV, L.P.	6,879,711	4,181,371
Total partners' capital	13,054,481	7,934,291
Total liabilities and partners' capital	$13,247,122	$8,348,739

See accompanying notes.

FUND XIII AND FUND XIV ASSOCIATES

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2014	2013	2012
Expenses:
General and administrative	$19,328	$25,063	$25,731
Total expenses	19,328	25,063	25,731
Loss from Continuing Operations	(19,328)	(25,063)	(25,731)
Discontinued Operations:
Operating income	794,455	753,197	756,506
Gain on sale of real estate assets	4,551,482	—	—
Income from Discontinued Operations	5,345,937	753,197	756,506
Net Income	$5,326,609	$728,134	$730,775

See accompanying notes.

FUND XIII AND FUND XIV ASSOCIATES

STATEMENTS OF PARTNERS' CAPITAL

FOR THE YEARS ENDED
DECEMBER 31, 2014, 2013, AND 2012

	Wells Real Estate Fund XIII, L.P	Wells Real Estate Fund XIV, L.P.	Total Partners' Capital
Balance, December 31, 2011	$3,792,223	$4,225,161	$8,017,384

Net income	345,657	385,118	730,775
Partnership distributions	(323,899)	(360,875)	(684,774)
Balance, December 31, 2012	3,813,981	4,249,404	8,063,385

Net income	344,408	383,726	728,134
Partnership distributions	(405,469)	(451,759)	(857,228)
Balance, December 31, 2013	3,752,920	4,181,371	7,934,291

Net income	2,519,486	2,807,123	5,326,609
Partnership distributions	(97,636)	(108,783)	(206,419)
Balance, December 31, 2014	$6,174,770	$6,879,711	$13,054,481

See accompanying notes.

FUND XIII AND FUND XIV ASSOCIATES

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2014	2013	2012
Cash Flows From Operating Activities:
Net income	$5,326,609	$728,134	$730,775
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of real estate assets	(4,551,482)	—	—
Depreciation	263,552	238,577	207,293
Amortization	68,334	80,434	112,381
Changes in assets and liabilities:
(Increase) decrease in tenant receivables	(395,399)	(79,719)	13,800
Decrease (increase) in other assets	3,048	1,397	(2,538)
Increase (decrease) in accounts payable and accrued expenses	63,166	13,951	(18,736)
Increase (decrease) in due to affiliate	2,037	(5,192)	(29,716)
(Decrease) increase in deferred income	(112,089)	22,784	(2,846)
Net cash provided by operating activities	667,776	1,000,366	1,010,413

Cash Flows From Investing Activities:
Net proceeds from sale of real estate	12,954,481	—	—
Investment in real estate assets	(148,908)	(64,931)	(197,419)
Payment of deferred leasing costs	(254,137)	(78,256)	(129,942)
Net cash provided by (used in) investing activities	12,551,436	(143,187)	(327,361)

Cash Flows From Financing Activities:
Operating distributions to joint venture partners in excess of accumulated earnings	(381,340)	(802,534)	(745,189)
Net Increase (Decrease) In Cash And Cash Equivalents	12,837,872	54,645	(62,137)

Cash And Cash Equivalents, beginning of year	400,533	345,888	408,025
Cash And Cash Equivalents, end of year	$13,238,405	$400,533	$345,888

Supplemental Disclosure Of Noncash Investing and Financing Activities:
Partnership distributions payable	$71,859	$246,780	$192,086
Accrued capital expenditures	$—	$—	$58,451

See accompanying notes.

FUND XIII AND FUND XIV ASSOCIATES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

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
On December 31, 2014, the Joint Venture sold the Siemens - Orlando Building to an unrelated third party for a gross sale price of $13,570,000. As a result of the sale, the Joint Venture recognized a gain of approximately $4,551,000 and received net sale proceeds of approximately $12,954,000.

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
Real Estate Assets
Investment in Real Estate Assets
Real estate assets were stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate assets consisted of the cost of acquisition or construction, application of acquisition fees incurred, and any tenant improvements or major improvements and betterments which extended the useful life of the related asset. The Joint Venture considered the period of future benefit of the asset to determine the appropriate useful lives. These assessments had a direct impact on net income. Upon receiving notification of a tenant's intention to terminate a lease, undepreciated tenant improvements and intangible lease assets were written off to lease termination expense. All repairs and maintenance were expensed as incurred.

The Joint Venture's real estate assets were depreciated or amortized using the straight-line method over the following useful lives:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant improvements	Shorter of lease term or economic life
Intangible lease assets	Lease term
Evaluating the Recoverability of Real Estate Assets
Management continually monitored events and changes in circumstances that could have indicated that the carrying amounts of the real estate assets and related intangible assets owned by the Joint Venture would not have been recoverable. When indicators of potential impairment were present, which suggested that the carrying amounts of the real estate assets and related intangible assets were not recoverable, management assessed the recoverability of the real estate assets and related intangible assets by determining whether their respective carrying values would have been recovered through the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that such expected undiscounted future cash flows for assets held for use, or the estimated fair value, less costs to sell, for assets held for sale, did not exceed the respective assets' carrying values, management adjusted the real estate assets to the respective estimated fair values, pursuant of the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognized an impairment loss. Estimated fair values were determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value.
While various techniques and assumptions can be used to estimate fair value depending on the nature of the asset or liability, the accounting standard for fair value measurements and disclosures describes three levels of inputs that may be used to measure fair value. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Joint Venture has the ability to access. Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, which is typically based on an entity's own assumptions, as there is little, if any, related market activity or information. Examples of Level 3 inputs include estimated holding periods, discount rates, market capitalization rates, expected lease rental rates, timing of new leases, and sales prices; additionally, the Joint Venture could have assigned an estimated probability-weighting to more than one fair value estimate based on the Joint Venture's assessment of the likelihood of the respective underlying assumptions occurring as of the evaluation date. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Joint Venture's assessment of the significance of a particular input to the fair value measurement in its entirety required judgment, and considered factors specific to the asset or liability.
Evaluating the Recoverability of Intangible Assets and Liabilities
The values of intangible lease assets were determined based on assumptions made at the time of acquisition and have defined useful lives, which corresponded with the lease terms. There may have been instances in which intangible lease assets became impaired and the Partnership was required to expense the remaining asset immediately or over a shorter period of time. Lease restructurings, including but not limited to lease terminations and lease extensions, may have impacted the value and useful life of in-place leases. In-place leases that were terminated, partially terminated, or modified would have been evaluated for impairment if the original in-place lease terms had been modified. In situations where the discounted cash flows of the modified in-place lease stream were less than the discounted cash flows of the original in-place lease stream, the Partnership reduced the carrying value of the intangible lease assets to reflect the modified lease terms and recognized an impairment loss. For in-place lease extensions that were executed more than one year prior to the original in-place lease expiration date, the useful life of the in-place lease would have been extended over the new lease term with the exception of those in-place lease components, such as lease commissions and tenant allowances, which would have been renegotiated for the extended term. Renegotiated in-place lease components, such as lease commissions and tenant allowances, would have been amortized over the shorter of the useful life of the asset or the new lease term.

During the years ended December 31, 2014, 2013, and 2012, the Joint Venture recognized the following amortization of intangible lease assets:

	Intangible Lease Assets		Intangible Lease Origination Costs
For the year ending December 31:	Above-Market In-Place Lease Assets	Absorption Period Costs
2014	$—	$—	$—
2013	$1,082	$12,395	$7,438
2012	$3,249	$37,186	$22,314

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Tenant Receivables
Tenant receivables were comprised of rental and reimbursement billings due from tenants and the cumulative amount of future adjustments necessary to present rental income using the straight-line method. Upon receiving notification of a tenant's intention to terminate a lease, unamortized straight-line rent receivables were written off to lease termination expense. Tenant receivables were recorded at the original amount earned, less an allowance for any doubtful accounts, which approximated fair value. Management assessed the collectibility of tenant receivables on an ongoing basis and provided for allowances as such balances, or portions thereof, became uncollectible. No such allowances were recorded as of December 31, 2013.
Deferred Leasing Costs
Deferred lease costs may have included (i) costs incurred to procure leases, which were capitalized and recognized as amortization expense on a straight-line basis over the terms of the lease, and (ii) common area maintenance costs that were recoverable from tenants under the terms of the existing leases; such costs were capitalized and recognized as operating expenses over the shorter of the lease term or the recovery period provided for in the lease. Upon receiving notification of a tenant's intention to terminate a lease, unamortized deferred leasing costs were written-off to lease termination expense.
Other Assets
Other assets as of December 31, 2014 and 2013 are comprised of the following items:

	2014	2013
Prepaid expenses	$2,658	$5,201
Utility deposits	6,059	6,564
Total	$8,717	$11,765
Prepaid expenses are recognized as the related services are provided. Utility deposits represent cash deposits paid to utility companies. Balances without a future economic benefit are written off as they are identified.
Allocation of Income and Distributions
Pursuant to the terms of the joint venture agreement, income and distributions are allocated to the joint venture partners based upon their respective ownership interests as determined by relative cumulative capital contributions, as defined. Fund XIII and Fund XIV held ownership interests in the Joint Venture of approximately 47% and 53%, respectively, for the years ended December 31, 2014 and 2013. Net cash from operations is generally distributed to the joint venture partners on a quarterly basis.
Revenue Recognition
The Joint Venture's leases typically included renewal options, escalation provisions and provisions requiring tenants to reimburse the Joint Venture for a pro rata share of operating costs incurred. All of the Joint Venture's leases were classified as operating leases, and the related rental income, including scheduled rental rate increases (other than scheduled increases based on the

Consumer Price Index) was recognized on a straight-line basis over the terms of the respective leases. Tenant reimbursements were recognized as revenue in the period that the related operating cost was incurred and were billed to tenants pursuant to the terms of the underlying leases. Rents and tenant reimbursements collected in advance were recorded as deferred income in the accompanying balance sheets. Lease termination income was recognized when the tenant lost the right to lease the space and the Joint Venture had satisfied all obligations under the related lease or lease termination agreement.
The Joint Venture recorded the sale of real estate assets pursuant to the provisions of the property, plant, and equipment accounting standard for real estate sales. Accordingly, gains were recognized upon completing the sale and, among other things, determining the sale price and transferring all of the risks and rewards of ownership without significant continuing involvement with the seller. Recognition of all or a portion of the gain would be deferred until both of these conditions are met. Losses were recognized in full as of the sale date.
Income Taxes
The Joint Venture is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners of Fund XIII and Fund XIV are required to include their respective share of profits and losses from the Joint Venture in their individual income tax returns.
Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08"). ASU 2014-08 changes the criteria for transactions that qualify to be reported as discontinued operations, and enhances disclosures for transactions that meet the new criteria in this area. ASU 2014-08 limits discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on the entity’s operations and financial results. ASU 2014-08 requires expanded disclosures for discontinued operations including more information about the assets, liabilities, revenues, and expenses of discontinued operations. ASU 2014-08 also requires an entity to disclose the pre-tax profit or loss of an individually significant component of an entity that does not qualify for discontinued operations reporting. ASU 2014-08 is effective for the period beginning on January 1, 2015. The Partnership expects that the adoption of ASU 2014-08 will not have a material impact on its financial statements or disclosures.
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). ASU 2014-09 requires an entity to recognize the amount of revenue to which it expects to be entitled to for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue guidance in GAAP when it becomes effective. ASU 2014-09 will be effective for the Partnership for the period beginning on January 1, 2017. Early adoption is not permitted. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. The Partnership is currently evaluating the impact that the adoption of ASU 2014-09 will have on its financial statements or disclosures. The Partnership has not yet selected a transition method nor have we determined the effect of the ASU 2014-09 on our ongoing financial reporting.

3.	RELATED-PARTY TRANSACTIONS
Management and Leasing Fees
Fund XIII and Fund XIV entered into property management and leasing agreements with Wells Management Company, Inc. ("Wells Management"), an affiliate of their general partners. In accordance with the property management and leasing agreements, Wells Management receives compensation for the management and leasing of the Joint Venture's property. The Joint Venture will pay Wells Management management and leasing fees equal to the lesser of (a) fees that would be paid to a comparable outside firm, which is assessed periodically based on market studies; or (b) 4.5% of the gross revenues generally paid over the life of the lease, plus a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month's rent. In the case of commercial properties which are leased on a long-term net basis (10 or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. The Joint Venture incurred management and leasing fees that are payable to Wells Management of $12,834, $23,828, and $66,226 for the years ended December 31, 2014, 2013, and 2012, respectively.
Due to Affiliate
As presented in the accompanying balance sheets, due to affiliate as of December 31, 2014 and 2013 represents amounts due to Wells Management for administrative reimbursements.

Administrative Reimbursements
Wells Management performs certain administrative services for the Joint Venture, relating to accounting, property management, and other partnership administration, and incurs the related expenses. Such expenses are allocated among other entities affiliated with Wells Capital based on time spent on each entity by individual personnel. In the opinion of management, this is a reasonable estimation of such expenses. During the years ended December 31, 2014, 2013, and 2012, the Joint Venture incurred administrative expenses of $0, $9,975, and $39,331, respectively, payable to Wells Management for these services.

4.	RENTAL INCOME
Three tenants generated approximately 44%, 33%, and 23% of contractual rental income for the year ended December 31, 2014.
5. DISCONTINUED OPERATIONS
In accordance with GAAP, the Joint Venture has classified the results of operations related to the Siemens - Orlando Building, which was sold on December 31, 2014, as discontinued operations in the accompanying statements of operations. The details comprising income from discontinued operations for the years ending December 31, 2014, 2013, and 2012 are presented below:

	2014	2013	2012
Revenues:
Rental income	$1,153,902	$1,191,712	$1,191,591
Tenant reimbursements	362,380	295,757	348,776
Interest and other income	351	312	673
Total revenues	1,516,633	1,487,781	1,541,040

Expenses:
Property operating costs	310,589	306,687	341,914
Management and leasing fees:
Related-party	12,834	23,828	66,226
Other	43,200	43,200	—
Depreciation	263,552	238,577	207,293
Amortization	68,334	79,352	109,132
General and administrative	23,669	42,940	59,969
Total expenses	722,178	734,584	784,534

Operating income	794,455	753,197	756,506
Gain on sale of real estate assets	4,551,482	—	—
Income from discontinued operations	$5,345,937	$753,197	$756,506

FUND XIII AND FUND XIV ASSOCIATES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

DECEMBER 31, 2014

	Cost	Accumulated Depreciation & Amortization
BALANCE AT DECEMBER 31, 2011	$10,087,789	$2,155,255

Additions	255,870	247,728
BALANCE AT DECEMBER 31, 2012	10,343,659	2,402,983

Additions	6,480	252,054
Dispositions	(384,128)	(384,128)
BALANCE AT DECEMBER 31, 2013	9,966,011	2,270,909

Additions	148,908	263,552
Dispositions	(10,114,919)	(2,534,461)
BALANCE AT DECEMBER 31, 2014	$—	$—