Form 10-Q
period 2015-03-31
WELLS REAL ESTATE FUND XIII L P
filed 2015-05-14
CIK 1127245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide distributions to partners, and maintain the value of our real estate properties, may be significantly hindered. See Part I, Item 1A in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in our forward-looking statements.

WELLS REAL ESTATE FUND XIII, L.P.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
The information presented in the Partnership's accompanying balance sheets and statements of operations, partners' capital, and cash flows reflects all adjustments that are, in management's opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.
The accompanying financial statements should be read in conjunction with the notes to the Partnership's financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations, all included in both this Quarterly Report on Form 10-Q and in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2014. The Partnership's results of operations for the three months ended March 31, 2015 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND XIII, L.P.

BALANCE SHEETS

	(Unaudited)
	March 31, 2015	December 31, 2014
Assets:
Investment in joint ventures	$2,967,351	$9,170,269
Cash and cash equivalents	12,535,884	6,334,881
Due from joint ventures	90,478	87,423
Other assets	18,818	17,338
Total assets	$15,612,531	$15,609,911

Liabilities:
Accounts payable and accrued expenses	$21,232	$1,841
Due to affiliates	6,207	5,655
Total liabilities	27,439	7,496

Commitments and Contingencies

Partners' Capital:
Limited Partners:
Cash Preferred – 3,213,008 units issued and outstanding	14,333,566	14,320,598
Tax Preferred – 559,040 units issued and outstanding	1,249,543	1,279,661
General Partners	1,983	2,156
Total partners' capital	15,585,092	15,602,415
Total liabilities and partners' capital	$15,612,531	$15,609,911
See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF OPERATIONS

	(Unaudited)
	Three Months Ended
	March 31,
	2015	2014
Equity in Income of Joint Ventures	$58,530	$12,636
Interest and other income	2,417	—
Total Revenues	60,947	12,636

General and Administrative Expenses	78,270	92,555
Net Loss	$(17,323)	$(79,919)

Net Income (Loss) Allocated to:
Cash Preferred Limited Partners	$12,968	$(79,120)
Tax Preferred Limited Partners	$(30,118)	$—
General Partners	$(173)	$(799)

Net Income (Loss) per Weighted-Average Limited Partner Unit:
Cash Preferred	$0.00	$(0.02)
Tax Preferred	$(0.05)	$0.00

Weighted-Average Limited Partner Units Outstanding:
Cash Preferred	3,213,008	3,213,008
Tax Preferred	559,040	559,040
See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF PARTNERS' CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 2014
AND THE THREE MONTHS ENDED MARCH 31, 2015 (UNAUDITED)

	Limited Partners				General Partners	Total Partners' Capital
	Cash Preferred		Tax Preferred
	Units	Amount	Units	Amount
BALANCE, December 31, 2013	3,213,008	$13,413,153	559,040	$—	$1,202	$13,414,355

Net income	—	907,445	—	1,279,661	954	2,188,060
BALANCE, December 31, 2014	3,213,008	14,320,598	559,040	1,279,661	2,156	15,602,415

Net loss	—	12,968	—	(30,118)	(173)	(17,323)
BALANCE, March 31, 2015	3,213,008	$14,333,566	559,040	$1,249,543	$1,983	$15,585,092
See accompanying notes.

 WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF CASH FLOWS

	(Unaudited)
	Three Months Ended
	March 31,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(17,323)	$(79,919)
Operating distributions received from joint ventures	87,423	220,744
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in income of joint ventures	(58,530)	(12,636)
Changes in assets and liabilities:
Increase in other assets	(1,480)	—
Increase in accounts payable and accrued expenses	19,391	4,327
Increase in due to affiliates	552	8,739
Net cash provided by operating activities	30,033	141,255

Cash Flows from Investing Activities:
Net sale proceeds received from joint ventures	6,174,770	—
Investment in joint ventures	(3,800)	—
Net cash provided by investing activities	6,170,970	—
Net Increase in Cash and Cash Equivalents	6,201,003	141,255

Cash and Cash Equivalents, beginning of period	6,334,881	3,942,050
Cash and Cash Equivalents, end of period	$12,535,884	$4,083,305
See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2015 (unaudited)

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

Joint Venture	Joint Venture Partners	Ownership %	Properties
Wells Fund XIII-REIT Joint Venture Partnership ("Fund XIII-REIT Associates")	• Wells Real Estate Fund XIII, L.P. • Piedmont Operating Partnership, LP	28.1% 71.9%	1. 8560 Upland Drive Two connected one-story office and assembly buildings located in Englewood, Colorado 2. Two Park Center(1) A four-story office building located in Hoffman Estates, Illinois
Fund XIII and Fund XIV Associates ("Fund XIII-XIV Associates")(2)	• Wells Real Estate Fund XIII, L.P. • Wells Real Estate Fund XIV, L.P.	47.3% 52.7%	3. Siemens – Orlando Building(3) Two single-story office buildings located in Orlando, Florida
(1) This property was sold in May 2014.
(2) This joint venture wound up its affairs in 2014 and was terminated in the first quarter of 2015.
(3) This property was sold in December 2014.
Wells Real Estate Fund XIV, L.P. was affiliated with the Partnership through common general partners prior to its dissolution. Each of the properties described above was acquired on an all-cash basis. For further information regarding the Joint Ventures and foregoing properties, refer to the Partnership's Annual Report on Form 10-K for the year ended December 31, 2014.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The financial statements of the Partnership have been prepared in accordance with the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly and consistently present the results for these periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2014.
Use of Estimates
Preparation of the Partnership's financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues, and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. Actual results could differ from those estimates.
Investment in Joint Ventures
The Partnership has evaluated the Joint Venture and concluded that it is not a variable interest entity. The Partnership does not have control over the operations of the Joint Venture; however, it does exercise significant influence. Approval by the Partnership as well as the other joint venture partner is required for any major decision or any action that would materially affect the Joint Venture or its real property investment. Accordingly, the Partnership accounts for its investment in the Joint Venture using the equity method of accounting, whereby the original investment is recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. Pursuant to the terms of the joint venture agreement, all income (loss) and distributions are allocated to the joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations, if available, are generally distributed to the joint venture partners on a quarterly basis.
The Partnership continually evaluates the fair value of its equity interest in the joint venture. If management determines that the carrying value of its interest is less than fair value, and such loss is other than temporary, the Partnership reduces its carrying value to fair value and recognizes the loss in the statements of operations.
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
Comprehensive Income
For the periods presented, there were no differences between reported net loss and comprehensive loss.
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

3.	INVESTMENT IN JOINT VENTURES
Summary of Financial Information
Condensed financial information for the Joint Ventures for the three months ended March 31, 2015 and 2014, respectively, is presented below:

	Total Revenues		Income (Loss) from Continuing Operations		Income (Loss) from Discontinued Operations		Net Income (Loss)
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,		March 31,
	2015	2014	2015	2014	2015	2014	2015	2014
Fund XIII-REIT Associates	$480,629	$309,141	$221,735	$33,663	$—	$(344,085)	$221,735	$(310,422)
Fund XIII-XIV Associates	661	—	(8,032)	(8,811)	—	220,007	(8,032)	211,196
	$481,290	$309,141	$213,703	$24,852	$—	$(124,078)	$213,703	$(99,226)

The Partnership allocates its share of net income, net loss, and gain (loss) on sale generated by the properties owned by the Joint Ventures to its Cash Preferred and Tax Preferred limited partners pursuant to the partnership agreement provisions outlined in Note 2. The components of income (loss) from discontinued operations recognized by the Joint Venture are provided below:

	Three Months Ended			Three Months Ended
	March 31, 2015			March 31, 2014
	Operating Income (Loss)	Gain (Loss) on Sale	Total	Operating Income (Loss)	Gain (Loss) on Sale	Total
Fund XIII-REIT Associates	$—	$—	$—	$(344,085)	$—	$(344,085)
Fund XIII-XIV Associates	—	—	—	220,007	—	220,007
	$—	$—	$—	$(124,078)	$—	$(124,078)

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
Due from Joint Ventures
As presented in the accompanying balance sheets, due from joint ventures as of March 31, 2015 and December 31, 2014 includes operating cash flow generated by the Joint Ventures during the three months ended March 31, 2015 and December 31, 2014, respectively, which is payable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS
Management and Leasing Fees
The Partnership has entered into a property management, leasing, and asset management agreement with Wells Management Company, Inc. ("Wells Management"), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Partnership's properties, owned through the Joint Ventures, equal to the lesser of (a) 4.5% of the gross revenues collected monthly; plus, a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month's rent, or (b) fees that would be paid to a comparable outside firm, which is assessed periodically based on market studies. In the case of commercial properties leased on a long-term net-lease basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, are included in equity in income of joint ventures in the accompanying statements of operations. The Partnership's share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures and payable to Wells Management is $679 and $5,976 for the three months ended March 31, 2015 and 2014, respectively.
Administrative Reimbursements
Wells Capital, one of the Partnership's General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses payable to Wells Capital and Wells Management of $18,469 and $47,950 for the three months ended March 31, 2015 and 2014, respectively. As presented in the accompanying balance sheets, due to affiliates as of March 31, 2015 and December 31, 2014 represents administrative reimbursements due to Wells Capital and/or Wells Management.
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
Wells Capital and Wells Management are owned and controlled by WREF. The operations of Wells Capital, Wells Investment Securities, Inc., Wells Management, and their affiliates represent substantially all of the business of WREF. Accordingly, we focus on the financial condition of WREF when assessing the financial condition of Wells Capital and Wells Management. In the event that WREF were to become unable to meet its obligations as they become due, we might be required to find alternative service providers. Beginning in 2013, WREF began winding down its operations and, as a result, its workforce has been reduced. As of March 31, 2015, however, the Partnership has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due.

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
The following discussion and analysis should be read in conjunction with the accompanying financial statements and notes thereto. See also "Cautionary Note Regarding Forward-Looking Statements" preceding Part I, as well as our financial statements, the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations, all provided in our Annual Report on Form 10-K for the year ended December 31, 2014.
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
The first quarter 2015 operating distributions to limited partners holding Cash Preferred Units were reserved. Our General Partners distributed net sale proceeds of approximately $8,540,000 in April 2015.
Property Summary
As we move further into the positioning-for-sale phase, we will continue to focus on re-leasing space that may become vacant upon the expiration of our current leases. In doing so, we will seek to maximize returns to our limited partners by attempting to negotiate long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs, and portfolio costs. As of April 30, 2015, we owned an interest in one remaining property.

Information relating to the properties owned, or previously owned, by the Joint Ventures is provided below:

•	The AmeriCredit Building was sold on April 13, 2005.

•	The John Wiley Building was sold on April 13, 2005.

•	The 7500 Setzler Parkway building was sold on January 31, 2007.

•	The Randstad – Atlanta Building was sold on April 24, 2007.

•	Two Park Center was sold on May 29, 2014.

•	The Siemens – Orlando Building was sold on December 31, 2014.

•	8560 Upland Drive, located in Englewood, Colorado, is currently 100% leased to FedEx Ground Package System, Inc. and Quantum Corporation.
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
Our operating strategy entails funding expenditures related to the recurring operations of our remaining property with operating cash flows, including current and prior period operating distributions received from the Joint Ventures, and assessing the amount of remaining cash flows that will be required to fund known future re-leasing costs and other capital improvements. Any residual operating cash flows are generally considered available for distribution to the Cash Preferred limited partners and, unless reserved, are generally paid quarterly. To the extent that operating cash flows are insufficient to fund our recurring operations, net sale proceeds will be utilized. As a result, the ongoing monitoring of our cash position is critical to ensuring that adequate liquidity and capital resources are available. Economic downturns in our remaining market could adversely impact the ability of our tenants to honor lease payments and our ability to re-lease space on favorable terms as leases expire or space otherwise becomes vacant. In the event of either situation, cash flows and, consequently, our ability to provide funding for capital needs could be adversely affected.
Short-Term Liquidity
During the three months ended March 31, 2015, we generated net cash flows from operating activities, including operating distributions received from the Joint Ventures, of approximately $30,000. Operating distributions from the Joint Ventures generally consist of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. We continued to reserve the net operating cash flows generated during the three months ended March 31, 2015. The extent to which any future operating distributions are paid to limited partners will be largely dependent upon the amount of cash generated from the remaining Joint Venture, our expectations of future cash flows, and determination of near-term cash needs to fund our share of capital improvements for our remaining property.
During the three months ended March 31, 2015, we invested approximately $4,000 in Fund XIII-XIV Associates to fund remaining expenses after the sale of the Siemens-Orlando Building. In January 2015, we received net sale proceeds of approximately $6,175,000 from the sale of the Siemens - Orlando Building. In April 2015, we distributed net sale proceeds to our limited partners of approximately $8.5 million from the sales of the Randstad - Atlanta Building, Two Park Center, and the Siemens - Orlando Building.
We believe that the cash on hand and distributions due from the Joint Venture will be sufficient to cover our working capital needs, including those provided for within our total liabilities of approximately $27,000, as of March 31, 2015.
Long-Term Liquidity
We expect that our future sources of capital will be primarily derived from operating cash flows generated from our remaining property owned by the Joint Venture and net proceeds generated from the sale of that property. Our future long-term liquidity requirements will include, but not be limited to, funding our share of tenant improvements, renovations, expansions, and other significant capital improvements necessary for marketing and selling our remaining property owned by the remaining Joint Venture. We expect to continue to use substantially all future net cash from operations, including distributions received from the Joint Venture, to fund (i) leasing costs and capital expenditures necessary to position our remaining property for sale and (ii) our general and administrative expenses. To the extent that residual operating cash flows remain after considering these funding requirements, we would then distribute such residual operating cash flow to the limited partners.
Capital Resources
The Joint Venture incurs capital expenditures primarily related to building improvements for the purpose of maintaining the quality of our remaining property, and tenant improvements for the purpose of readying the property for re-leasing and sale. As leases expire, we will work with the remaining Joint Venture to attempt to re-lease space to an existing tenant or market the space to prospective new tenants. Generally, tenant improvements funded in connection with lease renewals require less capital than those funded in connection with new leases. However, external conditions, such as the supply of and demand for comparable space available within a given market, drive capital costs as well as rental rates.
Operating cash flows, if available, are generally distributed from the Joint Venture to us approximately one month following calendar quarter-ends. However, the remaining Joint Venture will reserve operating distributions, or a portion thereof, as needed in order to fund known capital and other expenditures. Our cash management policy typically includes first utilizing current period operating cash flows until depleted, at which point operating reserves are utilized to fund capital and other required expenditures. In the event that current and prior period accumulated operating cash flows are insufficient to fund such costs, net sale proceeds reserves, if available, would then be utilized. Any capital or other expenditures not funded from the operations of the Joint Venture will be required to be funded by us and our joint venture partner on a pro rata basis.
As of March 31, 2015, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

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
Our General Partners distributed net sale proceeds of approximately $8,540,000 in April 2015 from the sales of the Randstad - Atlanta Building, Two Park Center, and the Siemens - Orlando Building.
Results of Operations
Comparison of the three months ended March 31, 2014 versus the three months ended March 31, 2015
Equity in Income of Joint Ventures
Equity in income of Joint Ventures increased from $12,636 for the three months ended March 31, 2014 to $58,530 for the three months ended March 31, 2015, primarily due to an increase in occupancy at 8560 Upland Drive. We expect equity in income of Joint Ventures to remain at a similar level as compared to the first quarter of 2015.
General and Administrative Expenses
General and administrative expenses decreased from $92,555 for the three months ended March 31, 2014 to $78,270 for the three months ended March 31, 2015, primarily due to a decrease in administrative reimbursements and administrative costs allocated to the Partnership. The decrease reflects a decrease in amount of time allocated to the partnership. With the winding down of WREF and reduction in workforce, we anticipate that general and administrative expenses will vary primarily based on future changes in estimates of time allocated to the Partnership.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management's judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended March 31, 2015, requiring disclosure under Item 103 of Regulation S-K.

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act during the quarter ended March 31, 2015.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended March 31, 2015.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended March 31, 2015.

(b)	Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.OTHER INFORMATION

(a)	During the quarter ended March 31, 2015, there was no information required to be disclosed in a report on Form
8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS
The Exhibits to this report are set forth on Exhibit Index to First Quarter Form 10-Q attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XIII, L.P. (Registrant)

	By:	WELLS CAPITAL, INC. (General Partner)

May 14, 2015		/s/ RANDY A. SIMMONS
Randy A. Simmons
On behalf of the registrant and as Senior Vice President and Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX
TO FIRST QUARTER FORM 10-Q
OF
WELLS REAL ESTATE FUND XIII, L.P.

Exhibit Number	Description of Document

10.1	First Amendment to the Purchase and Sale Agreement for the sale of 8560 Upland Drive

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.