Form 10-Q
period 2015-06-30
WELLS REAL ESTATE FUND XIII L P
filed 2015-08-13
CIK 1127245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission file number 000-49633
_______________________________________
 WELLS REAL ESTATE FUND XIII, L.P.
(Exact name of registrant as specified in its charter
_______________________________________

Georgia	58-2438244
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5445 Triangle Pkwy., Suite 320 Peachtree Corners, Georgia	30092-2584
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(770) 449-7800
6200 The Corners Pkwy., Norcross, GA
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
The accompanying financial statements should be read in conjunction with the notes to the Partnership's financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations, all included in both this Quarterly Report on Form 10-Q and in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2014. The Partnership's results of operations for the three months and six months ended June 30, 2015 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND XIII, L.P.

BALANCE SHEETS
(UNAUDITED)

	June 30, 2015	December 31, 2014
Assets:
Investment in joint ventures	$2,939,203	$9,170,269
Cash and cash equivalents	4,026,392	6,334,881
Due from joint ventures	76,905	87,423
Other assets	—	17,338
Total assets	$7,042,500	$15,609,911

Liabilities:
Accounts payable and accrued expenses	$13,121	$1,841
Due to affiliates	5,834	5,655
Total liabilities	18,955	7,496

Commitments and Contingencies

Partners' Capital:
Limited Partners:
Cash Preferred – 3,213,008 units issued and outstanding	7,017,366	14,320,598
Tax Preferred – 559,040 units issued and outstanding	4,408	1,279,661
General Partners	1,771	2,156
Total partners' capital	7,023,545	15,602,415
Total liabilities and partners' capital	$7,042,500	$15,609,911
See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Equity in Income (Loss) of Joint Ventures	$48,756	$(63,965)	$107,286	$(51,329)
Interest and other income	491	415	2,908	415
Total Revenues	49,247	(63,550)	110,194	(50,914)

General and Administrative Expenses	70,379	36,899	148,649	129,454
Net Loss	$(21,132)	$(100,449)	$(38,455)	$(180,368)

Net Income (Loss) Allocated to:
Cash Preferred Limited Partners	$9,198	$(100,046)	$22,166	$(179,166)
Tax Preferred Limited Partners	$(30,118)	$—	$(60,236)	$—
General Partners	$(212)	$(403)	$(385)	$(1,202)

Net Income (Loss) per Weighted-Average Limited Partner Unit:
Cash Preferred	$0.00	$(0.03)	$0.01	$(0.06)
Tax Preferred	$(0.05)	$0.00	$(0.11)	$0.00

Weighted-Average Limited Partner Units Outstanding:
Cash Preferred	3,213,008	3,213,008	3,213,008	3,213,008
Tax Preferred	559,040	559,040	559,040	559,040
See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF PARTNERS' CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 2014
AND THE SIX MONTHS ENDED JUNE 30, 2015
(UNAUDITED)

	Limited Partners				General Partners	Total Partners' Capital
	Cash Preferred		Tax Preferred
	Units	Amount	Units	Amount
BALANCE, December 31, 2013	3,213,008	$13,413,153	559,040	$—	$1,202	$13,414,355

Net income	—	907,445	—	1,279,661	954	2,188,060
BALANCE, December 31, 2014	3,213,008	14,320,598	559,040	1,279,661	2,156	15,602,415

Net loss	—	22,166	—	(60,236)	(385)	(38,455)
Distributions of net sale proceeds ($2.28 and $2.17 per weighted-average Cash Preferred Unit and Tax Preferred Unit, respectively)	—	(7,325,398)	—	(1,215,017)	—	(8,540,415)
BALANCE, June 30, 2015	3,213,008	$7,017,366	559,040	$4,408	$1,771	$7,023,545
See accompanying notes.

 WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(38,455)	$(180,368)
Operating distributions received from joint ventures	177,900	220,744
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in (income) loss of joint ventures	(107,286)	51,329
Changes in assets and liabilities:
Decrease in other assets	17,338	—
Increase (decrease) in accounts payable and accrued expenses	11,280	(6,635)
Increase (decrease) in due to affiliates	179	(61)
Net cash provided by operating activities	60,956	85,009

Cash Flows from Investing Activities:
Net sale proceeds received from joint ventures	6,174,770	2,352,592
Investment in joint ventures	(3,800)	(16,490)
Net cash provided by investing activities	6,170,970	2,336,102

Cash Flows from Financing Activities:
Distributions of net sale proceeds to limited partners	(8,540,415)	—
Net (Decrease) Increase in Cash and Cash Equivalents	(2,308,489)	2,421,111

Cash and Cash Equivalents, beginning of period	6,334,881	3,942,050
Cash and Cash Equivalents, end of period	$4,026,392	$6,363,161
See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2015 (unaudited)

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
Recent Accounting Pronouncements
In February 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-02, Amendments to the Consolidation Analysis ("ASU 2015-02"), which requires the reevaluation of certain legal entities for consolidation, including limited partnerships, variable interest entities ("VIEs"), and reporting entities that are involved with VIEs. ASU 2015-02 is effective for the period beginning on January 1, 2016. The Partnership is currently evaluating the impact that the adoption of ASU 2015-02 will have on its financial statements or disclosures.

3.	INVESTMENT IN JOINT VENTURES
Summary of Financial Information
Condensed financial information for the Joint Ventures for the three months and six months ended June 30, 2015 and 2014, respectively, is presented below:

	Total Revenues		Income (Loss) from Continuing Operations		Income (Loss) from Discontinued Operations		Net Income (Loss)
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,		June 30,
	2015	2014	2015	2014	2015	2014	2015	2014
Fund XIII-REIT Associates	$485,070	$305,406	$173,448	$(73,187)	$—	$(389,186)	$173,448	$(462,373)
Fund XIII-XIV Associates	—	—	—	(4,162)	—	143,715	—	139,553
	$485,070	$305,406	$173,448	$(77,349)	$—	$(245,471)	$173,448	$(322,820)

	Total Revenues		Income (Loss) from Continuing Operations		Income (Loss) from Discontinued Operations		Net Income (Loss)
	Six Months Ended		Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2015	2014	2015	2014	2015	2014	2015	2014
Fund XIII-REIT Associates	$965,700	$614,547	$395,183	$(39,524)	$—	$(733,271)	$395,183	$(772,795)
Fund XIII-XIV Associates	661	—	(8,032)	(12,973)	—	363,722	(8,032)	350,749
	$966,361	$614,547	$387,151	$(52,497)	$—	$(369,549)	$387,151	$(422,046)

The Partnership implemented Accounting Standards Update 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08"), effective January 1, 2015. Properties sold prior to implementing ASU 2014-08 are included in discontinued operations for all periods presented.

The Partnership allocates its share of net income, net loss, and gain (loss) on sale generated by the properties owned by the Joint Ventures to its Cash Preferred and Tax Preferred limited partners pursuant to the partnership agreement provisions outlined in Note 2. The components of income (loss) from discontinued operations recognized by the Joint Venture are provided below:

	Six Months Ended			Six Months Ended
	June 30, 2015			June 30, 2014
	Operating Income (Loss)	Gain (Loss) on Sale	Total	Operating Income (Loss)	Loss on Sale	Total
Fund XIII-REIT Associates	$—	$—	$—	$(498,130)	$(235,141)	$(733,271)
Fund XIII-XIV Associates	—	—	—	363,722	—	363,722
	$—	$—	$—	$(134,408)	$(235,141)	$(369,549)

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
Due from Joint Ventures
As presented in the accompanying balance sheets, due from joint ventures as of June 30, 2015 and December 31, 2014 includes operating cash flow generated by the Joint Ventures during the three months ended June 30, 2015 and December 31, 2014, respectively, which is payable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS
Management and Leasing Fees
The Partnership has entered into a property management, leasing, and asset management agreement with Wells Management Company, Inc. ("Wells Management"), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Partnership's properties, owned through the Joint Ventures, equal to the lesser of (a) 4.5% of the gross revenues collected monthly; or (b) fees that would be paid to a comparable outside firm, which is assessed periodically based on market studies. In the case of commercial properties leased on a long-term net-lease basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, are included in equity in income of joint ventures in the accompanying statements of operations. The Partnership's share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures and payable to Wells Management is $821 and $824 for the three months ended June 30, 2015 and 2014, respectively, and $1,501 and $6,799 for the six months ended June 30, 2015 and 2014, respectively.
Administrative Reimbursements
Wells Capital, one of the Partnership's General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses payable to Wells Capital and Wells Management of $17,989 and $8,177 for the three months ended June 30, 2015 and 2014, respectively, and $36,458 and $56,127 for the six months ended June 30, 2015 and 2014, respectively. As presented in the accompanying balance sheets, due to affiliates as of June 30, 2015 and December 31, 2014 represents administrative reimbursements due to Wells Capital and/or Wells Management.
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
Wells Capital and Wells Management are owned and controlled by WREF. The operations of Wells Capital, Wells Investment Securities, Inc., Wells Management, and their affiliates represent substantially all of the business of WREF. Accordingly, we focus on the financial condition of WREF when assessing the financial condition of Wells Capital and Wells Management. In the event that WREF were to become unable to meet its obligations as they become due, we might be required to find alternative service providers. Beginning in 2013, WREF began winding down its operations and, as a result, its workforce has been reduced. As of June 30, 2015, however, the Partnership has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due.

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
The second quarter 2015 operating distributions to limited partners holding Cash Preferred Units were reserved. Our General Partners distributed net sale proceeds of approximately $8,540,000 in April 2015.
Property Summary
As we move further into the positioning-for-sale phase, we will continue to focus on re-leasing space that may become vacant upon the expiration of our current leases. In doing so, we will seek to maximize returns to our limited partners by attempting to negotiate long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs, and portfolio costs. As of July 31, 2015, we owned an interest in one remaining property.

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
Short-Term Liquidity
During the six months ended June 30, 2015, we generated net cash flows from operating activities, including operating distributions received from the Joint Ventures, of approximately $61,000. Operating distributions from the Joint Ventures generally consist of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. We continued to reserve the net operating cash flows generated during the six months ended June 30, 2015. The extent to which any future operating distributions are paid to limited partners will be largely dependent upon the amount of cash generated from the remaining Joint Venture, our expectations of future cash flows, and determination of near-term cash needs to fund our share of capital improvements and re-leasing costs for our remaining property.
During the six months ended June 30, 2015, we invested approximately $4,000 in Fund XIII-XIV Associates to fund remaining expenses after the sale of the Siemens-Orlando Building. In January 2015, we received net sale proceeds of approximately

$6,175,000 from the sale of the Siemens - Orlando Building. In April 2015, we distributed net sale proceeds to our limited partners of approximately $8,540,000 from the sales of the Randstad - Atlanta Building, Two Park Center, and the Siemens - Orlando Building.
We believe that the cash on hand and distributions due from the remaining Joint Venture will be sufficient to cover our working capital needs, including those provided for within our total liabilities of approximately $19,000, as of June 30, 2015.
Long-Term Liquidity
We expect that our future sources of capital will be primarily derived from operating cash flows generated from our remaining property owned by the remaining Joint Venture and net proceeds generated from the sale of that property. Our future long-term liquidity requirements will include, but not be limited to, funding our share of tenant improvements, renovations, expansions, and other significant capital improvements necessary for marketing and selling our remaining property owned by the remaining Joint Venture. We expect to continue to use substantially all future net cash from operations, including distributions received from the Joint Venture, to fund (i) leasing costs and capital expenditures necessary to position our remaining property for sale and (ii) our general and administrative expenses. To the extent that residual operating cash flows remain after considering these funding requirements, we would then distribute such residual operating cash flow to the limited partners.
Capital Resources
The remaining Joint Venture incurs capital expenditures primarily related to building improvements for the purpose of maintaining the quality of our remaining property, and tenant improvements for the purpose of readying the property for re-leasing and sale. As leases expire, we will work with the remaining Joint Venture to attempt to re-lease space to an existing tenant or market the space to prospective new tenants. Generally, tenant improvements funded in connection with lease renewals require less capital than those funded in connection with new leases. However, external conditions, such as the supply of and demand for comparable space available within a given market, drive capital costs as well as rental rates.
Operating cash flows, if available, are generally distributed from the remaining Joint Venture to us approximately one month following calendar quarter-ends. However, the remaining Joint Venture will reserve operating distributions, or a portion thereof, as needed in order to fund known capital and other expenditures. Our cash management policy typically includes first utilizing current period operating cash flows until depleted, at which point operating reserves are utilized to fund capital and other required expenditures. Any capital or other expenditures not funded from the operations of the Joint Venture will be required to be funded by us and our joint venture partner on a pro rata basis.
As of June 30, 2015, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

	Net Sale Proceeds	Partnership's Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners	Undistributed Net Sale Proceeds
Property Sold				Amount	Purpose
AmeriCredit Building (sold in 2005)	$14,301,802	28.11%	$4,020,236	$—	—	$4,020,236	$—
John Wiley Building (sold in 2005)	$21,427,599	28.11%	6,023,298	—	—	6,023,298	—
7500 Setzler Parkway (sold in 2007)	$8,723,080	47.30%	4,126,017	—	—	4,126,017	—
Randstad-Atlanta Building (sold in 2007)	$8,992,600	47.30%	4,253,500	—	—	4,253,500	—
Two Park Center (sold in 2014)	$8,369,237	28.11%	2,352,592	—	—	2,352,592	—
Siemens-Orlando Building (sold in 2014)	$13,054,482	47.30%	6,174,770	—	—	6,174,770	—
Total			$26,950,413	$—		$26,950,413	$—
Our General Partners distributed net sale proceeds of approximately $8,540,000 in April 2015 from the sales of the Randstad - Atlanta Building, Two Park Center, and the Siemens - Orlando Building.

Results of Operations
Comparison of the three months ended June 30, 2014 versus the three months ended June 30, 2015
Equity in Income (Loss) of Joint Ventures
Equity in income (loss) of Joint Ventures increased from a loss of $63,965 for the three months ended June 30, 2014 to income of $48,756 for the three months ended June 30, 2015, primarily due to (i) incurring a loss on the sale of Two Park Center in the second quarter of 2014, (ii) operating losses at Two Park Center prior to the sale, and (iii) an increase in rental revenue as a result of an increase in occupancy at 8560 Upland Drive. We expect equity in income of the Joint Venture to remain at a similar level as compared to the second quarter of 2015.
General and Administrative Expenses
General and administrative expenses increased from $36,899 for the three months ended June 30, 2014 to $70,379 for the three months ended June 30, 2015, primarily due to an increase in administrative reimbursements and administrative costs allocated to the Partnership. The increase reflects an increase in amount of time allocated to the Partnership. With the winding down of WREF and reduction in workforce, we anticipate that general and administrative expenses will vary primarily based on future changes in estimates of time allocated to the Partnership.
Comparison of the six months ended June 30, 2014 versus the six months ended June 30, 2015
Equity in Income (Loss) of Joint Ventures
Equity in income (loss) of Joint Ventures increased from a loss of $51,329 for the six months ended June 30, 2014 to income of $107,286 for the six months ended June 30, 2015, primarily due to (i) incurring a loss on the sale of Two Park Center in the second quarter of 2014 and (ii) an increase in rental revenue as a result of an increase in occupancy at 8560 Upland Drive. We expect equity in income of Joint Ventures to remain at a similar level as compared to the second quarter of 2015.
General and Administrative Expenses
General and administrative expenses increased from $129,454 for the six months ended June 30, 2014 to $148,649 for the six months ended June 30, 2015, primarily due to an increase in administrative reimbursements and administrative costs allocated to the Partnership. The increase reflects an increase in amount of time allocated to the Partnership. With the winding down of WREF and reduction in workforce, we anticipate that general and administrative expenses will vary primarily based on future changes in estimates of time allocated to the Partnership.
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
Below is a discussion of the accounting policies used by us and the Joint Venture, which are considered to be critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain.

Investment in Real Estate Assets
We are required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the assets to determine the appropriate useful lives. These assessments have a direct impact on net income (loss). The estimated useful lives of the Joint Venture's assets are depreciated using the straight-line method over the following useful lives:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant improvements	Shorter of lease term or economic life
Intangible lease assets	Lease term
In the event that the Joint Venture utilizes inappropriate useful lives or methods of depreciation, our net income (loss) would be misstated.
Investment in Joint Ventures
We have evaluated the Joint Venture and concluded that it is not a variable interest entity. We do not have control over the operations of the Joint Venture; however, we do exercise significant influence. Approval by us as well as the other joint venture partner is required for any major decision or any action that would materially affect the Joint Venture or its real property investment. Accordingly, we account for our investment in the Joint Venture using the equity method of accounting, whereby the original investment is recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. Pursuant to the terms of the joint venture agreement, all income (loss) and distributions are allocated to joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations, if available, are generally distributed to the joint venture partners on a quarterly basis.
We continually evaluate the fair value of our equity interest in the joint venture. If management determines that the carrying value of our interest is less than fair value, and such loss is other than temporary, then we reduce our carrying value to fair value and recognizes the loss in the statements of operations.
Evaluating the Recoverability of Real Estate Assets
We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets and related intangible assets in which we have an ownership interest through our investment in the Joint Venture, may not be recoverable. When indicators of potential impairment are present which suggest that the carrying amounts of real estate assets and related intangible assets may not be recoverable, we assess the recoverability of the real estate assets and related intangible assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that such expected undiscounted future cash flows for assets held for use, or the estimated fair values, less costs to sell, for assets held for sale, do not exceed the respective assets' carrying values, we adjust the real estate assets and related intangible assets to their respective estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognize an impairment loss. Estimated fair values are determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value.
Projections of expected future cash flows require that we estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including discount rates, could result in an incorrect assessment of the property's future cash flows and fair value, and could result in the misstatement of the carrying values of real estate assets and related intangible assets held by the Joint Ventures and our net loss.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management's judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended June 30, 2015, requiring disclosure under Item 103 of Regulation S-K.

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act during the quarter ended June 30, 2015.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended June 30, 2015.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended June 30, 2015.

(b)	Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.OTHER INFORMATION

(a)	During the quarter ended June 30, 2015, there was no information required to be disclosed in a report on Form
8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS
The Exhibits to this report are set forth on Exhibit Index to Second Quarter Form 10-Q attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XIII, L.P. (Registrant)

	By:	WELLS CAPITAL, INC. (General Partner)

August 13, 2015		/s/ RANDY A. SIMMONS
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