Form 10-Q
period 2015-09-30
WELLS REAL ESTATE FUND XIII L P
filed 2015-11-12
CIK 1127245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission file number 000-49633
_______________________________________
 WELLS REAL ESTATE FUND XIII, L.P.
(Exact name of registrant as specified in its charter
_______________________________________

Georgia	58-2438244
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5445 Triangle Pkwy., Suite 320 Peachtree Corners, Georgia	30092-2584
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(770) 243-4600
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
The accompanying financial statements should be read in conjunction with the notes to the Partnership's financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations, all included in both this Quarterly Report on Form 10-Q and in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2014. The Partnership's results of operations for the three months and nine months ended September 30, 2015 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND XIII, L.P.

BALANCE SHEETS
(UNAUDITED)

	September 30, 2015	December 31, 2014
Assets:
Investment in joint ventures	$2,910,297	$9,170,269
Cash and cash equivalents	4,039,835	6,334,881
Due from joint ventures	81,653	87,423
Other assets	—	17,338
Total assets	$7,031,785	$15,609,911

Liabilities:
Accounts payable and accrued expenses	$1,336	$1,841
Due to affiliates	5,703	5,655
Total liabilities	7,039	7,496

Commitments and Contingencies

Partners' Capital:
Limited Partners:
Cash Preferred – 3,213,008 units issued and outstanding	7,022,963	14,320,598
Tax Preferred – 559,040 units issued and outstanding	—	1,279,661
General Partners	1,783	2,156
Total partners' capital	7,024,746	15,602,415
Total liabilities and partners' capital	$7,031,785	$15,609,911
See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Equity in Income of Joint Ventures	$52,747	$142,016	$160,033	$90,687
Interest and other income	—	1,185	2,909	1,600
Total Revenues	52,747	143,201	162,942	92,287

General and Administrative Expenses	51,547	43,156	200,196	172,610
Net Income (Loss)	$1,200	$100,045	$(37,254)	$(80,323)

Net Income (Loss) Allocated to:
Cash Preferred Limited Partners	$5,596	$99,044	$27,763	$(80,122)
Tax Preferred Limited Partners	$(4,408)	$—	$(64,644)	$—
General Partners	$12	$1,001	$(373)	$(201)

Net Income (Loss) per Weighted-Average Limited Partner Unit:
Cash Preferred	$0.00	$0.03	$0.01	$(0.02)
Tax Preferred	$(0.01)	$0.00	$(0.12)	$0.00

Weighted-Average Limited Partner Units Outstanding:
Cash Preferred	3,213,008	3,213,008	3,213,008	3,213,008
Tax Preferred	559,040	559,040	559,040	559,040
See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF PARTNERS' CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 2014
AND THE NINE MONTHS ENDED SEPTEMBER 30, 2015
(UNAUDITED)

	Limited Partners				General Partners	Total Partners' Capital
	Cash Preferred		Tax Preferred
	Units	Amount	Units	Amount
BALANCE, December 31, 2013	3,213,008	$13,413,153	559,040	$—	$1,202	$13,414,355

Net income	—	907,445	—	1,279,661	954	2,188,060
BALANCE, December 31, 2014	3,213,008	14,320,598	559,040	1,279,661	2,156	15,602,415

Net income (loss)	—	27,763	—	(64,644)	(373)	(37,254)
Distributions of net sale proceeds ($2.28 and $2.17 per weighted-average Cash Preferred Unit and Tax Preferred Unit, respectively)	—	(7,325,398)	—	(1,215,017)	—	(8,540,415)
BALANCE, September 30, 2015	3,213,008	$7,022,963	559,040	$—	$1,783	$7,024,746
See accompanying notes.

 WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2015	2014
Cash Flows from Operating Activities:
Net loss	$(37,254)	$(80,323)
Operating distributions received from joint ventures	254,805	220,744
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in income of joint ventures	(160,033)	(90,687)
Changes in assets and liabilities:
Decrease (increase) in other assets	17,338	(4,358)
Decrease in accounts payable and accrued expenses	(505)	(11,621)
Increase (decrease) in due to affiliates	48	(827)
Net cash provided by operating activities	74,399	32,928

Cash Flows from Investing Activities:
Net sale proceeds received from joint ventures	6,174,770	2,352,592
Investment in joint ventures	(3,800)	(16,490)
Net cash provided by investing activities	6,170,970	2,336,102

Cash Flows from Financing Activities:
Distributions of net sale proceeds to limited partners	(8,540,415)	—
Net (Decrease) Increase in Cash and Cash Equivalents	(2,295,046)	2,369,030

Cash and Cash Equivalents, beginning of period	6,334,881	3,942,050
Cash and Cash Equivalents, end of period	$4,039,835	$6,311,080
See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 (unaudited)

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
Projections of expected future cash flows require that the Partnership estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including discount rates, could result in an incorrect assessment of the property's future cash flows and fair value, and could result in the misstatement of the carrying values of real estate assets and related intangible assets held by the Partnership or the Joint Venture and net income of the Partnership.
Comprehensive Income
For the periods presented, there were no differences between reported net income (loss) and comprehensive income (loss).
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
Gain on the sale or exchange of the Partnership's remaining property will be allocated generally in the same manner that the net proceeds from such sale are distributed to partners after the following allocations are made, if applicable: (a) allocations made pursuant to the qualified income offset provisions of the partnership agreement; (b) allocations to partners having negative capital accounts until all negative capital accounts have been restored to zero; and (c) allocations to limited partners holding Tax Preferred Units in amounts equal to the deductions for depreciation and amortization previously allocated to them with respect to the specific property sold, but not in excess of the amount of gain on sale recognized by the Partnership with respect to the sale of such property.
Recent Accounting Pronouncements
In February 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis ("ASU 2015-02"), which requires the reevaluation of certain legal entities for consolidation, including limited partnerships, variable interest entities ("VIEs"), and reporting entities that are involved with VIEs. ASU 2015-02 is effective for the period beginning on January 1, 2016. The Partnership is currently evaluating the impact that the adoption of ASU 2015-02 will have on its financial statements or disclosures.

3.	INVESTMENT IN JOINT VENTURES
Summary of Financial Information
Condensed financial information for the Joint Ventures for the three months and nine months ended September 30, 2015 and 2014, respectively, is presented below:

	Total Revenues		Income (Loss) from Continuing Operations		Income from Discontinued Operations		Net Income
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,		September 30,
	2015	2014	2015	2014	2015	2014	2015	2014
Fund XIII-REIT Associates	$495,923	$412,103	$187,644	$119,456	$—	$4,172	$187,644	$123,628
Fund XIII-XIV Associates	—	—	—	(779)	—	227,553	—	226,774
	$495,923	$412,103	$187,644	$118,677	$—	$231,725	$187,644	$350,402

	Total Revenues		Income (Loss) from Continuing Operations		Income (Loss) from Discontinued Operations		Net Income (Loss)
	Nine Months Ended		Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2015	2014	2015	2014	2015	2014	2015	2014
Fund XIII-REIT Associates	$1,461,622	$1,026,650	$582,827	$79,932	$—	$(729,099)	$582,827	$(649,167)
Fund XIII-XIV Associates	661	—	(8,032)	(13,752)	—	591,274	(8,032)	577,522
	$1,462,283	$1,026,650	$574,795	$66,180	$—	$(137,825)	$574,795	$(71,645)

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

The Partnership allocates its share of net income, net loss, and gain (loss) on sale generated by the properties owned by the Joint Ventures to its Cash Preferred and Tax Preferred limited partners pursuant to the partnership agreement provisions outlined in Note 2. The components of income (loss) from discontinued operations recognized by the Joint Ventures are provided below:

	Nine Months Ended			Nine Months Ended
	September 30, 2015			September 30, 2014
	Operating Income (Loss)	Gain (Loss) on Sale	Total	Operating Income (Loss)	Loss on Sale	Total
Fund XIII-REIT Associates	$—	$—	$—	$(493,958)	$(235,141)	$(729,099)
Fund XIII-XIV Associates	—	—	—	591,274	—	591,274
	$—	$—	$—	$97,316	$(235,141)	$(137,825)

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
Due from Joint Ventures
As presented in the accompanying balance sheets, due from joint ventures as of September 30, 2015 and December 31, 2014 includes operating cash flow generated by the Joint Ventures during the three months ended September 30, 2015 and December 31, 2014, respectively, which is payable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS
Management and Leasing Fees
The Partnership has entered into a property management, leasing, and asset management agreement with Wells Management Company, Inc. ("Wells Management"), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Partnership's properties, owned through the Joint Ventures, equal to the lesser of (a) 4.5% of the gross revenues collected monthly; or (b) fees that would be paid to a comparable outside firm, which is assessed periodically based on market studies. In the case of commercial properties leased on a long-term net-lease basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, are included in equity in income of joint ventures in the accompanying statements of operations. The Partnership's share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures and payable to Wells Management is $709 and $562 for the three months ended September 30, 2015 and 2014, respectively, and $2,210 and $7,361 for the nine months ended September 30, 2015 and 2014, respectively.
Administrative Reimbursements
Wells Capital, one of the Partnership's General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other Partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses payable to Wells Capital and Wells Management of $17,385 and $18,533 for the three months ended September 30, 2015 and 2014, respectively, and $53,843 and $74,660 for the nine months ended September 30, 2015 and 2014, respectively. As presented in the accompanying balance sheets, due to affiliates as of September 30, 2015 and December 31, 2014 represents administrative reimbursements due to Wells Capital and/or Wells Management.
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
Wells Capital and Wells Management are owned and controlled by WREF. The operations of Wells Capital, Wells Investment Securities, Inc., Wells Management, and their affiliates represent substantially all of the business of WREF. Accordingly, we focus on the financial condition of WREF when assessing the financial condition of Wells Capital and Wells Management. In the event that WREF were to become unable to meet its obligations as they become due, we might be required to find alternative service providers. Beginning in 2013, WREF began winding down its operations and, as a result, its workforce has been reduced. As of September 30, 2015, however, the Partnership has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due.

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
The third quarter 2015 operating distributions to limited partners holding Cash Preferred Units were reserved. Our General Partners distributed net sale proceeds of approximately $8,540,000 in April 2015.
Property Summary
As we move further into the positioning-for-sale phase, we will continue to focus on re-leasing space that may become vacant upon the expiration of our current leases. In doing so, we will seek to maximize returns to our limited partners by attempting to negotiate long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs, and portfolio costs. As of October 31, 2015, we owned an interest in one remaining property.

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
Short-Term Liquidity
During the nine months ended September 30, 2015, we generated net cash flows from operating activities, including operating distributions received from the Joint Ventures, of approximately $74,000. Operating distributions from the Joint Ventures generally consist of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. We continued to reserve the net operating cash flows generated during the nine months ended September 30, 2015. The extent to which any future operating distributions are paid to limited partners will be largely dependent upon the amount of cash generated from the remaining Joint Venture, our expectations of future cash flows, and determination of near-term cash needs to fund our share of capital improvements and re-leasing costs for our remaining property.
During the nine months ended September 30, 2015, we invested approximately $4,000 in Fund XIII-XIV Associates to fund remaining expenses after the sale of the Siemens-Orlando Building. In January 2015, we received net sale proceeds of approximately

$6,175,000 from the sale of the Siemens - Orlando Building. In April 2015, we distributed net sale proceeds to our limited partners of approximately $8,540,000 from the sales of the Randstad - Atlanta Building, Two Park Center, and the Siemens - Orlando Building.
We believe that the cash on hand and distributions due from the remaining Joint Venture will be sufficient to cover our working capital needs, including those provided for within our total liabilities of approximately $7,000, as of September 30, 2015.
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
As of September 30, 2015, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

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

Results of Operations
Comparison of the three months ended September 30, 2014 versus the three months ended September 30, 2015
Equity in Income of Joint Ventures
Equity in income of Joint Ventures decreased from $142,016 for the three months ended September 30, 2014 to $52,747 for the three months ended September 30, 2015, primarily due to a decrease in operating income as a result of the sale of the Siemens - Orlando Building in the fourth quarter of 2014. We expect equity in income of the Joint Venture to remain at a similar level as compared to the third quarter of 2015.
General and Administrative Expenses
General and administrative expenses increased from $43,156 for the three months ended September 30, 2014 to $51,547 for the three months ended September 30, 2015, primarily due to an increase in costs related to reporting and regulatory requirements. We anticipate that future general and administrative expenses will vary based on future changes in our reporting and regulatory requirements.
Comparison of the nine months ended September 30, 2014 versus the nine months ended September 30, 2015
Equity in Income of Joint Ventures
Equity in income of Joint Ventures increased from $90,687 for the nine months ended September 30, 2014 to $160,033 for the nine months ended September 30, 2015, primarily due to (i) incurring a loss on the sale of Two Park Center in the second quarter of 2014, (ii) incurring operating losses at Two Park Center prior to the sale, (iii) an increase in rental revenue as a result of an increase in occupancy at 8560 Upland Drive, partially offset by (iv) a decrease in operating income as a result of the sale of the Siemens - Orlando Building in the fourth quarter of 2014. We expect equity in income of Joint Ventures to remain at a similar level as compared to the third quarter of 2015.
General and Administrative Expenses
General and administrative expenses increased from $172,610 for the nine months ended September 30, 2014 to $200,196 for the nine months ended September 30, 2015, primarily due to an increase in costs related to reporting and regulatory requirements. We anticipate that future general and administrative expenses will vary based on future changes in our reporting and regulatory requirements.
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
We continually evaluate the fair value of our equity interest in the Joint Venture. If management determines that the carrying value of our interest is less than fair value, and such loss is other than temporary, then we reduce our carrying value to fair value and recognize the loss in the statements of operations.
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
Projections of expected future cash flows require that we estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including discount rates, could result in an incorrect assessment of the property's future cash flows and fair value, and could result in the misstatement of the carrying values of real estate assets and related intangible assets held by the Joint Venture and our net income (loss).
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management's judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended September 30, 2015, requiring disclosure under Item 103 of Regulation S-K.

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act during the quarter ended September 30, 2015.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended September 30, 2015.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended September 30, 2015.

(b)	Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.OTHER INFORMATION

(a)	During the quarter ended September 30, 2015, there was no information required to be disclosed in a report on Form
8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS
The Exhibits to this report are set forth on Exhibit Index to Third Quarter Form 10-Q attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XIII, L.P. (Registrant)

	By:	WELLS CAPITAL, INC. (General Partner)

November 12, 2015		/s/ RANDY A. SIMMONS
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