Form 10-K
period 2015-12-31
WELLS REAL ESTATE FUND XIII L P
filed 2016-03-30
CIK 1127245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-K
__________________________________

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2015

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____________ to _____________

Commission file number 000-49633

WELLS REAL ESTATE FUND XIII, L.P.
(Exact name of registrant as specified in its charter)
_________________________________

Georgia	58-2438244
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5445 Triangle Pkwy., Suite 320, Peachtree Corners, Georgia	30092-2584
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number including area code	(770) 243-4600
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to section 12(g) of the Act:

CASH PREFERRED UNITS	TAX PREFERRED UNITS
(Title of class)	(Title of class)
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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ (Do not check if a smaller reporting company) Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The registrant conducted its offering pursuant to a Form S-11, which commenced on March 29, 2001 and terminated on March 28, 2003. Units in the offering were sold at $10 per limited partnership unit, with discounts available for certain categories of purchasers. There is no established market for the registrant's limited partnership units. The number of Cash Preferred Units and Tax Preferred Units held by non-affiliates as of June 30, 2015 was approximately 3,213,008 and 559,040, respectively.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Form 10-K of Wells Real Estate Fund XIII, L.P. (the "Partnership" or the "Registrant") other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as "may," "will," "expect," "intend," "anticipate,"seek," "estimate," "believe," "continue," or other similar words. Specifically, we consider, among others, statements concerning future operating results and cash flows, our ability to meet future obligations, and the amount and timing of any future distributions to limited partners to be forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission ("SEC"). We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this Form 10-K, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
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
As of February 29, 2016, we owned a partial interest in one property encompassing approximately 149,000 square feet. See Item 2, "Properties" for a more detailed description of the properties we owned or own an interest through joint ventures during the periods presented.
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

We are currently in the positioning-for-sale phase of our life cycle. While our focus at this time involves leasing and marketing efforts at our remaining property that we believe will ultimately result in the best disposition pricing of our remaining asset for our limited partners, we will evaluate offers to sell our remaining property on an as-is basis.
Employees
We have no direct employees. The employees of Wells Capital and Wells Management Company, Inc. ("Wells Management"), an affiliate of the General Partners, perform a full range of real estate and administrative services for us, including leasing and property management, accounting, asset management, and investor relations. See Item 13, "Certain Relationships and Related Transactions," for a summary of the fees paid to the General Partners or their affiliates during the years ended December 31, 2015, 2014, and 2013.
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
Wells Capital and Wells Management are owned and controlled by WREF. The operations of Wells Capital, Wells Management, and their affiliates represent substantially all of the business of WREF. Accordingly, we focus on the financial condition of WREF when assessing the financial condition of Wells Capital and Wells Management. In the event that WREF were to become unable to meet its obligations as they become due, we might be required to find alternative service providers. Beginning in 2013, WREF began winding down its operations and, as a result, its workforce has been reduced. As of December 31, 2015, we have no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due.
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
If one or more of our tenants files for bankruptcy, we may be precluded from collecting all sums due.
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
When a tenant at our remaining property does not renew its lease or otherwise vacates its space in our building, it is likely that in order to attract one or more new tenants, we will be required to expend substantial funds for tenant improvements and tenant refurbishments to the vacated space and other lease-up costs. Substantially all of our net offering proceeds available for investment have been used for investment in our properties, and we do not anticipate that we will maintain permanent working capital reserves. We also have not identified a funding source to provide funds that may be required in the future for tenant improvements, tenant refurbishments, and other lease-up costs in order to attract new tenants. We cannot assure you that any such source of funding will be available to us for such purposes in the future. In the event that we are required to use net cash from operations to fund such tenant improvements, tenant refurbishments, and other lease-up costs, cash distributions to limited partners holding Cash Preferred Units will be reduced or eliminated for potentially extended periods of time.
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
Our General Partners will attempt to obtain adequate insurance at our remaining property to cover casualty losses. However, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution, or environmental matters that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorism acts could sharply increase the premiums we pay for coverage against property and casualty claims. We may not have adequate coverage for such losses. If our remaining property incurs a casualty loss that is not fully insured, the value of our assets will be reduced by such uninsured loss. In addition, other than reserves of net cash from operations we may establish, we have no source of funding to repair or reconstruct any uninsured damaged property. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in lower distributions to limited partners holding Cash Preferred Units.

Uncertain market conditions and the broad discretion of our General Partners relating to the future disposition of our remaining property could adversely affect the return on your investment.
We intend to hold the remaining real property in which we are invested until such time as the General Partners determine that the sale or other disposition thereof appears to be advantageous to achieve our investment objectives or until the sale of the property is warranted, even if it appears that such objectives will not be met. Our General Partners may exercise their discretion as to whether and when to sell a property, and we will have no obligation to sell our remaining property at any particular time, except upon the termination of the Partnership as specified in the partnership agreement, or earlier if a majority the limited partners vote to liquidate the Partnership pursuant to a formal proxy to liquidate. We cannot predict with any certainty the various market conditions affecting real estate investments that will exist at any particular time in the future. Due to the uncertainty of market conditions that may affect the future disposition of our remaining property, we cannot assure you that we will be able to sell our property at a profit in the future. Accordingly, the timing of liquidation of the Partnership and the extent to which you will receive cash distributions and realize potential appreciation on our real estate investment will be dependent upon fluctuating market conditions.
If any environmentally hazardous material is determined to exist on our remaining property, our operating results could be adversely affected.
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
Certain of the real estate properties we and other Wells public limited partnerships sponsored by the General Partners previously purchased have not appreciated to the levels anticipated at the time of purchase. Recently some of these properties have been sold by such partnerships at sales prices below the prices paid for such properties. We cannot guarantee that our remaining property will appreciate in value.
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
Our General Partners or their affiliates perform services for us in connection with the management and leasing of our remaining property. Our affiliates may receive property management, leasing, and asset management fees in connection with the commercial property we own. In addition, we will reimburse our General Partners or their affiliates for the administrative services necessary to our prudent operation, which includes actual costs of goods, services, and materials used for or by us. These fees and reimbursements will reduce the amount of cash available for capital expenditures to our remaining property or distributions to our limited partners holding Cash Preferred Units.
The availability and the timing of cash distributions are uncertain.
We cannot assure you that sufficient cash will be available to make distributions to you from either net cash from operations or proceeds from the sale of our remaining property. We bear all expenses incurred in connection with our operations, which are deducted from cash funds generated by operations prior to computing the amount of net cash from operations to be distributed to our general and limited partners. In addition, our General Partners, in their discretion, may retain all or any portion of net cash generated from our operations for tenant improvements, tenant refurbishments, and other lease-up costs or for working capital reserves.
Gains and distributions upon the sale of our remaining property are uncertain.
Although gains from the sale of properties typically represent a substantial portion of any profits attributable to real estate investments, we cannot assure you that we will realize any gains on the sale of our remaining property. Our General Partners may exercise their discretion as to whether and when to sell the property; therefore, we have no obligation to sell our remaining property at any particular time. Further, receipt of the full proceeds of such sale may be extended over a substantial period of time following the sales. In addition, the amount of taxable gain allocated to you with respect to the sale of the property could exceed the cash proceeds received from such sale. While proceeds from the sale of the property will generally be distributed to our limited partners, the General Partners, in their sole discretion, may not make such distribution if such proceeds are used to:

•	buy out the interest of any co-venturer or joint venture partner in a property that is jointly owned; or

•	establish working capital reserves.
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
The estimated unit valuations contained in this Annual Report on Form 10-K should not be viewed as an accurate reflection of the value of the limited partners' units, what limited partners might be able to sell their units for, or the fair market value of our remaining property, nor do they necessarily represent the amount of net proceeds limited partners would receive if our property was sold and the proceeds distributed in a liquidation of the Partnership in accordance with the net sale proceeds distribution allocation outlined in the partnership agreement. There is no established public trading market for our limited partnership units, and it is not anticipated that a public trading market for the units will ever develop. We did not obtain any third-party appraisals of our remaining property in connection with these estimated unit valuations. In addition, property values are subject to change and could decline in the future. The valuations performed by the General Partners are estimates only and are based on a number of assumptions that may not be accurate or complete and may or may not be applicable to any specific limited partnership units. Further, these estimated valuations are applicable only to limited partners who purchased their units directly from us in our original public offering of units.
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
We are dependent on Wells Capital to conduct our operations; thus, adverse changes in the financial condition of Wells Capital, including changes arising from litigation or our relationship with Wells Capital, could hinder its ability to successfully manage our operations and our remaining property. As a general partner in many WREF-sponsored programs, Wells Capital may have contingent liabilities for the obligations of such programs. Enforcement of such obligations against Wells Capital could result in a substantial reduction of its net worth. If such liabilities affected the level of services that Wells Capital could provide, our operations and financial performance could suffer.
Our General Partners have a limited net worth consisting of illiquid assets, which may affect their ability to fulfill their financial obligations to us.
The net worth of our General Partners consists primarily of interests in real estate, retirement plans, partnerships, and closely held businesses and, in the case of Wells Capital, receivables from affiliated corporations and partnerships. Accordingly, the net worth of our General Partners is illiquid and not readily marketable. This illiquidity may be relevant to you in evaluating the ability of our General Partners to fulfill their financial obligations to us. In addition, our General Partners have significant commitments to the other investment programs sponsored by Wells Capital.
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
If you are investing the assets of a pension, profit-sharing, Section 401(k), Keogh, or other qualified retirement plan or the assets of an IRA in our units, you should satisfy yourself that:

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
Overview
We have owned indirect interests in all of our real estate assets through joint ventures with other entities affiliated with the General Partners and Piedmont Operating Partnership, LP ("Piedmont OP"). Piedmont OP is a Delaware limited partnership, with Piedmont REIT serving as its general partner. Piedmont REIT is a Maryland corporation that qualifies as a real estate investment trust.
During the periods presented, we owned interests in the following joint ventures (the "Joint Ventures") and properties:

		Ownership %		Leased % as of December 31,
Joint Venture	Joint Venture Partners		Properties	2015	2014	2013	2012	2011
Wells Fund XIII-REIT Joint Venture Partnership ("Fund XIII-REIT Associates")	Wells Real Estate Fund XIII, L.P. Piedmont Operating Partnership, LP	28.1% 71.9%	1. 8560 Upland Drive Two connected one-story office and assembly buildings located in Englewood, Colorado	100%	100%	57%	74%	100%(1)
			2. Two Park Center(2) A four-story office building located in Hoffman Estates, Illinois	—	—	38%(3)	38%	38%
Fund XIII and Fund XIV Associates ("Fund XIII-XIV Associates")(4)	Wells Real Estate Fund XIII, L.P. Wells Real Estate Fund XIV, L.P.	47.3% 52.7%	3. Siemens - Orlando Building(5) Two one-story office buildings located in Orlando, Florida	—	—	100%	100%	100%

(1)	Effective January 1, 2012, 8560 Upland Drive was 57% leased.

(2)	This property was sold in May 2014.

(3)	Effective January 1, 2014, Two Park Center was 0% leased.

(4)	This joint venture wound up its affairs and was terminated in 2015.

(5)	This property was sold in December 2014.

Wells Real Estate Fund XIV, L.P. was affiliated with us through common general partners. Each of the properties described above was acquired on an all-cash basis.
Lease Expirations
As of December 31, 2015, the lease expirations scheduled during the following 10 years for the property in which we held an interest through the Joint Venture, assuming no exercise of renewal options or termination rights, are summarized below:

Year of Lease Expiration	Number of Leases Expiring	Square Feet Expiring	Annualized Gross Base Rent in Year of Expiration	Partnership Share of Annualized Gross Base Rent in Year of Expiration(1)	Percentage of Total Square Feet Expiring	Percentage of Total Annualized Gross Base Rent in Year of Expiration
2016(2)	1	64,693	$527,248	$148,209	43.5%	38.9%
2021(3)	1	83,877	827,866	232,713	56.5%	61.1%
	2	148,570	$1,355,114	$380,922	100.0%	100.0%

(1)	Our share of annualized gross base rent in year of expiration is calculated based on our ownership percentage in the joint venture that owns the leased property.

(2)	8560 Upland Drive: FedEx Ground Package System, Inc. lease (approximately 64,700 square feet).

(3)	8560 Upland Drive: Quantum Corporation lease (approximately 83,900 square feet).

Property Descriptions
The properties in which we own or owned an interest through the Joint Ventures during the periods presented are further described below:
Remaining Property We Currently Own
8560 Upland Drive
The 8560 Upland Drive property consists of two one-story office buildings connected to a light assembly building containing approximately 148,000 rentable square feet located in Englewood, Colorado. Additionally, Fund XIII-REIT Associates purchased an undeveloped 3.43-acre tract of land immediately adjacent to 8560 Upland Drive. The 8560 Upland Drive property was under a lease agreement with Quantum Corporation ("Quantum") for the entire property, which was set to expire on December 31, 2011. On April 11, 2011, Fund XIII-REIT Associates entered into the first lease amendment, which reduced Quantum's square footage from 100% of the building to approximately 57% of the building, effective January 1, 2012, and extended the lease term on the reduced square footage to December 31, 2021. Quantum has the right to extend the lease term for two additional five-year periods at the then-current fair market rental rate. As of December 31, 2015, annual base rent payable under the Quantum lease was approximately $735,000, increasing by 2% annually each January through the expiration of the lease. The annualized base rent in 2021 will be approximately $828,000.
In August 2014, Fund XIII-REIT Associates executed a lease with FedEx Ground Package System, Inc. ("FedEx") for approximately 43% of the building that extends through September 2016. As of December 31, 2015, annual base rent payable under the FedEx lease was approximately $527,000, and remains the same through the expiration of the lease.
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
Summary
As of February 29, 2016, 3,213,008 Cash Preferred Units and 559,040 Tax Preferred Units, held by a total of 1,286 and 139 limited partners, respectively, were outstanding. Original capital contributions were equal to $10.00 per each limited partnership unit. As of February 29, 2016, we have returned capital in the form of distributions of net sale proceeds to our limited partners equal to, on average, $6.64 per Cash Preferred Unit and $10.07 per Tax Preferred Unit, as further described below. A public trading market has not been established for our limited partnership units, nor is such a market anticipated to develop in the future. The partnership agreement provides the General Partners with the right to prohibit transfers of units under certain circumstances.
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
The General Partners of the Partnership recently completed their estimated unit valuations as of December 31, 2015. Utilizing the foregoing methodology, the General Partners have estimated our unit valuations, based on their estimates of property values as of December 31, 2015, to be approximately $1.96 per Cash Preferred Unit and $1.82 per Tax Preferred Unit, based upon market conditions existing at December 31, 2015. These estimates should not be viewed as an accurate reflection of the value of the limited partners' units, how much limited partners might be able to sell their units for, or the fair market value of the Partnership's remaining property, nor do they necessarily represent the amount of net proceeds limited partners would receive if our remaining property was sold and the proceeds were distributed in a liquidation of the Partnership. There is no established public trading market for our limited partnership units, and it is not anticipated that a public trading market for the units will ever develop. In addition, property values are subject to change and could decline in the future. As required by the partnership agreement, the General Partners have obtained an opinion from The David L. Beal Company, an independent appraiser certified by the Member Appraisal Institute, to the effect that such estimates of value were deemed reasonable and were prepared in accordance with appropriate methods for valuing real estate.
The valuations performed by the General Partners are estimates only and are based on a number of assumptions that may not be accurate or complete and may or may not be applicable to any specific limited partnership units. For example, as a result of the availability of conversion elections under the partnership agreement and the resulting complexities involved relating to the distribution methodology under the partnership agreement, each limited partnership unit of the Partnership potentially has its own unique characteristics as to distributions and value. These estimated valuations are applicable only to limited partners who purchased their units directly from us in our original public offering of units. Further, as set forth above, no third-party appraisals have been or will be obtained. For these reasons, the estimated unit valuations set forth above should not be used by or relied upon by our limited partners, other than fiduciaries of retirement plans and IRA custodians for limited ERISA and IRA reporting purposes, as any indication of the fair market value of their units. In addition, it should be noted that ERISA plan fiduciaries and IRA custodians may use estimated unit valuations obtained from other sources, such as prices paid for our units in secondary market trades, and that such estimated unit valuations may well be lower than those estimated by the General Partners using the methodology required by the partnership agreement.
It should also be noted that we are are in the process of selling our remaining property. In considering the foregoing estimated unit valuations, it should be noted that we have previously distributed net sale proceeds in the amount of $6.64 per Cash Preferred Unit and $10.07 per Tax Preferred Unit to its limited partners. These amounts are intended to represent the per-unit distributions received by limited partners who purchased their units directly from us in our original public offering of units, and who have made no conversion elections under the partnership agreement. Limited partners who have made one or more conversion elections would have received different levels of per-unit distributions.

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
No operating cash distributions were paid to the limited partners holding Cash Preferred Units or Tax Preferred Units, or to the General Partners during the years ended December 31, 2015 and 2014.
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
During the years ended December 31, 2015 and 2014, we distributed net sale proceeds of approximately $8,540,000 and $0, respectively, to the limited partners holding Cash Preferred Units or Tax Preferred Units. No net sale proceeds distributions were paid to the General Partners during the years ended December 31, 2015 and 2014.

ITEM 6.     SELECTED FINANCIAL DATA.
A summary of the selected financial data as of and for the fiscal years ended December 31, 2015, 2014, 2013, 2012, and 2011 for the Partnership is provided below. The comparability of net income (loss) for the periods presented below is impacted by the sale of properties described in Item 2.

	2015	2014	2013	2012	2011
Total assets	$7,020,514	$15,609,911	$13,433,675	$15,012,286	$15,002,398
Equity in income of Joint Ventures	$212,340	$2,399,540	$315,438	$202,588	$462,235
Net income (loss)	$(61,858)	$2,188,060	$(1,581,585)	$10,443	$295,639
Net income (loss) allocated to:
Cash Preferred Limited Partners	$3,405	$907,445	$(1,565,769)	$10,339	$304,439
Tax Preferred Limited Partners	$(64,644)	$1,279,661	$—	$—	$(11,756)
General Partners	$(619)	$954	$(15,816)	$104	$2,956
Net income (loss) per weighted-average Limited Partner Unit:
Cash Preferred	$—	$0.28	$(0.49)	$—	$0.09
Tax Preferred	$(0.12)	$2.29	$—	$—	$(0.02)
Operating cash distributions per weighted- average Cash Preferred Limited Partner Unit:
Investment income	$—	$—	$—	$—	$—
Return of capital	$—	$—	$—	$—	$—
Operating cash distributions per weighted- average Tax Preferred Limited Partner Unit:
Investment income	$—	$—	$—	$—	$—
Return of capital	$—	$—	$—	$—	$—
Distribution of net sale proceeds per weighted- average Limited Partner Unit:
Cash Preferred	$7,325,398	$—	$—	$—	$—
Tax Preferred	$1,215,017	$—	$—	$—	$—

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
The 2015 operating distributions to limited partners holding Cash Preferred Units were reserved. Our General Partners distributed net sale proceeds of approximately $8,540,000 in April 2015.
Property Summary
As we move further into the positioning-for-sale phase, we will continue to focus on re-leasing space that may become vacant upon the expiration of our current leases. In doing so, we will seek to maximize returns to our limited partners by attempting to negotiate long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs, and portfolio costs. As of February 29, 2016, we owned an interest in one remaining property.
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
Short-Term Liquidity
During the year ended December 31, 2015, we generated net cash flows from operating activities, including operating distributions received from the Joint Ventures, of approximately $85,000. Operating distributions from the Joint Ventures generally consist of rental revenues and tenant reimbursements, less property operating expenses, management fees, general administrative expenses, and capital expenditures. We continued to reserve the net operating cash flows generated during the year ended December 31, 2015. The extent to which any future operating distributions are paid to limited partners will be largely dependent upon the amount of cash generated from the remaining Joint Venture, our expectations of future cash flows, and determination of near-term cash needs to fund our share of capital improvements and re-leasing costs for our remaining property.
During the year ended December 31, 2015, we invested approximately $4,000 in Fund XIII-XIV Associates to fund remaining expenses after the sale of the Siemens-Orlando Building. In January 2015, we received net sale proceeds of approximately $6,175,000 from the sale of the Siemens - Orlando Building. In April 2015, we distributed net sale proceeds to our limited partners of approximately $8,540,000 from the sales of the Randstad - Atlanta Building, Two Park Center, and the Siemens - Orlando Building.
We believe that the cash on hand and distributions due from the remaining Joint Venture will be sufficient to cover our working capital needs, including those provided for within our total liabilities of approximately $20,000, as of December 31, 2015.
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
As of December 31, 2015, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

	Net Sale Proceeds	Partnership's Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of December 31, 2015	Undistributed Net Sale Proceeds as of December 31, 2015
Property Sold				Amount	Purpose
AmeriCredit Building (sold in 2005)	$14,301,802	28.11%	$4,020,236	$—	—	$4,020,236	$—
John Wiley Building (sold in 2005)	$21,427,599	28.11%	6,023,298	—	—	6,023,298	—
7500 Setzler Parkway (sold in 2007)	$8,723,080	47.30%	4,126,017	—	—	4,126,017	—
Randstad-Atlanta Building (sold in 2007)	$8,992,600	47.30%	4,253,500	—	—	4,253,500	—
Two Park Center (sold in 2014)	$8,369,237	28.11%	2,352,592	—	—	2,352,592	—
Siemens-Orlando Building (sold in 2014)	$13,054,482	47.30%	6,174,770	—	—	6,174,770	—
Total			$26,950,413	$—		$26,950,413	$—
Our General Partners distributed net sale proceeds of approximately $8,540,000 in April 2015 from the sales of the Randstad - Atlanta Building, Two Park Center, and the Siemens - Orlando Building.
Results of Operations
Comparison of the year ended December 31, 2014 vs. the year ended December 31, 2015
Equity in Income of Joint Ventures
Equity in income of Joint Ventures decreased from $2,399,540 for the year ended December 31, 2014 to $212,340 for the year ended December 31, 2015, primarily due to recognizing a gain on the sale of the Siemens - Orlando Building in the fourth quarter of 2014. We expect equity in income of Joint Ventures to remain at a similar level as compared to the year ended December 31, 2015.
General and Administrative Expenses
General and administrative expenses increased from $213,988 for the year ended December 31, 2014 to $277,107 for the year ended December 31, 2015, primarily due to an increase in the allocation of costs related to reporting and regulatory requirements. We anticipate that future general and administrative expenses will vary based on future changes in our reporting and regulatory requirements.

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
There were no disagreements with our independent public accountants during the years ended December 31, 2015 and 2014.

ITEM 9A.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of management of Wells Capital, one of our General Partners, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Rule 13a-15(b) of the Exchange Act as of December 31, 2015. Based upon that evaluation, which was completed as of the end of the period covered by this Form 10-K, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2015, in providing a reasonable level of assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2015. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes that our system of internal control over financial reporting met those criteria, and therefore our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2015.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.
For the quarter ended December 31, 2015, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT'S GENERAL PARTNERS.
Wells Capital
Wells Capital, our corporate general partner, was formed in April 1984. The executive offices of Wells Capital are located at 5445 Triangle Parkway, Suite 320, Peachtree Corners, Georgia 30092. Leo F. Wells, III is the sole Director and the President of Wells Capital. Wells Capital was organized under the Georgia Business Corporation Code, and is primarily in the business of serving as general partner or as an affiliate of the general partner in affiliated public limited partnerships ("Wells Public Partnerships"). Wells Capital or its affiliates previously served as the advisor to Signature Office Income REIT (formerly Wells Core Office Income REIT, Inc.), CatchMark Timber Trust, Inc. (formerly Wells Timberland REIT, Inc.), Columbia Property Trust (formerly Wells Real Estate Investment Trust II, Inc.), and Piedmont Office Realty Trust, Inc. (formerly known as Wells Real Estate Investment Trust, Inc.) (collectively, the "Wells REITs"). In these capacities, Wells Capital performs certain services for Wells Public Partnerships, including presenting, structuring, and acquiring real estate investment opportunities; entering into leases and service contracts on acquired properties; arranging for and completing the disposition of properties; and providing other services such as accounting and administrative functions. Wells Capital previously performed these services for the Wells REITs. Wells Capital is a wholly owned subsidiary of WREF, of which Leo F. Wells, III is the sole stockholder.
Leo F. Wells
Mr. Wells, 72, who serves as one of our General Partners, is the president, treasurer, and sole director of Wells Capital, which is our corporate general partner. He is also the sole stockholder and sole director of WREF, which he founded in 1984 and served as WREF's President and Treasurer until February 2012. WREF directly or indirectly owns Wells Capital, the Advisor; Wells Management; Wells Investment Securities, Inc.; Wells Development Corporation; Wells Asset Management, Inc.; and Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which Mr. Wells serves as principal broker. He is also the president, treasurer, and sole director of:

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
Section 16(a), Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires the officers and directors of our general partner, and persons who own 10% or more of any class of equity interests in the Partnership, to report their beneficial ownership of equity interests in the Partnership to the SEC. Their initial reports are required to be filed using the SEC's Form 3, and they are required to report subsequent purchases, sales, and other changes using the SEC's Form 4, which must be filed within two business days of most transactions. Officers, directors, and partners owning more than 10% of any class of equity interests in the Partnership are required by SEC regulations to furnish us with copies of all reports they file pursuant to Section 16(a). We believe all persons subject to these reporting requirements filed any reports on a timely basis in 2015.

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
See Item 13, "Certain Relationships and Related Transactions," for a description of the fees we incurred that were payable to affiliates of the General Partners during the year ended December 31, 2015.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a)	No limited partner owns beneficially more than 5% of any class of the outstanding units of the Partnership as of February 29, 2016.

(b)	Set forth below is the security ownership of management as of February 29, 2016.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Limited Partnership Units	Leo F. Wells, III	2,095.945 Units(1)	Less than 1%

(1)	Leo F. Wells, III owns 2,095.945 Cash Preferred Units through an individual retirement account.

(c)	No arrangements exist which would, upon operation, result in a change in control of the Partnership.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
The compensation and fees we pay to our General Partners or their affiliates in connection with our operations are as follows:
Interest in Partnership Cash Flow and Net Sales Proceeds
The General Partners are entitled to receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the limited partners holding Cash Preferred Units have received preferential distributions equal to 10% of their adjusted capital accounts in each fiscal year. The General Partners are also entitled to receive a subordinated participation in net sales proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after limited partners holding Cash Preferred Units have received a return of their adjusted capital contributions plus a 10% cumulative return on their adjusted capital contributions, and limited partners holding Tax Preferred Units have received a return of their adjusted capital contributions plus a 15% cumulative return on their adjusted capital contributions, provided, however, that in no event shall the

General Partners receive in the aggregate in excess of 15% of net sales proceeds and net financing proceeds remaining after payments to limited partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners did not receive any distributions of net cash from operations or net sales proceeds during the year ended December 31, 2015.
Management and Leasing Fees
We have entered into a property management, leasing, and asset management agreement with Wells Management, an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of our properties, owned directly or through the Joint Ventures, equal to the lesser of (a) fees that would be paid to a comparable outside firm, that is assessed periodically based on market studies, or (b) 4.5% of the gross revenues collected monthly; plus, a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month's rent. In the case of commercial properties leased on a long-term net-lease basis (10 or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, are included in equity in income of joint ventures in the accompanying statements of operations. Our share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures that are payable to Wells Management is $2,935, $8,705, and $13,577 for the years ended December 31, 2015, 2014, and 2013, respectively.
Administrative Reimbursements
Wells Capital, one of our General Partners, and Wells Management perform certain administrative services for us, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. We incurred administrative expenses of $80,736, $92,145, and $78,979 payable to Wells Capital and Wells Management for the years ended December 31, 2015, 2014, and 2013, respectively.
Real Estate Commissions
In connection with the sale of our properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (a) 50% of the commissions customarily charged by other brokers in arm's-length transactions involving comparable properties in the same geographic area or (b) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after limited partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. No real estate commissions were paid to the General Partners or affiliates for the years ended December 31, 2015, 2014, or 2013.
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

Fees Paid to the Independent Registered Public Accountants
Frazier & Deeter, LLC serves as our independent registered public accountants and has provided audit services since September 22, 2006.  All such fees are recognized in the period to which the services relate. A portion of such fees is allocated to the joint ventures in which we invest. The aggregate fees billed to us for professional accounting services by Frazier & Deeter, LLC, including the audit of our annual financial statements for the fiscal years ended December 31, 2015 and 2014, are set forth in the table below.

	2015	2014
Audit Fees	$40,235	$38,868
Audit-Related Fees	—	—
Tax Fees	—	—
Other Fees	—	—
Total	$40,235	$38,868

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
During the fiscal years ended December 31, 2015 and 2014, 100% of the services performed by Frazier & Deeter, LLC described above under the caption "Audit Fees" were approved in advance by a member of the Financial Oversight Committee. In addition, fees were incurred for tax services performed by an accounting firm separate from our independent registered public accountants in each year presented.
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

WELLS REAL ESTATE FUND XIII, L.P. (Registrant)

	By:	WELLS CAPITAL, INC. (General Partner)

March 30, 2016		/s/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

March 30, 2016		/s/ RANDY A. SIMMONS
Randy A. Simmons Senior Vice President and Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX
TO
2015 FORM 10-K
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

*10.28	Reinstatement of and First Amendment to Purchase and Sale Agreement (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund XIII, L.P. for the quarter ended March 31, 2015, Commission File No. 000-49633)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Previously filed and incorporated herein by reference.

WELLS REAL ESTATE FUND XIII, L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners of
Wells Real Estate Fund XIII, L.P.

We have audited the accompanying balance sheets of Wells Real Estate Fund XIII, L.P. (the "Partnership") as of December 31, 2015 and 2014, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund XIII, L.P. as of December 31, 2015 and 2014 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Frazier & Deeter, LLC

Atlanta, Georgia
March 30, 2016

WELLS REAL ESTATE FUND XIII, L.P.

BALANCE SHEETS

	December 31, 2015	December 31, 2014
Assets:
Investment in joint ventures	$2,881,012	$9,170,269
Cash and cash equivalents	4,050,609	6,334,881
Due from joint ventures	81,591	87,423
Other assets	7,302	17,338
Total assets	$7,020,514	$15,609,911

Liabilities:
Accounts payable and accrued expenses	$11,516	$1,841
Due to affiliates	8,856	5,655
Total liabilities	20,372	7,496

Commitments and Contingencies

Partners' Capital:
Limited Partners:
Cash Preferred – 3,213,008 units issued and outstanding	6,998,605	14,320,598
Tax Preferred – 559,040 units issued and outstanding	—	1,279,661
General Partners	1,537	2,156
Total partners' capital	7,000,142	15,602,415
Total liabilities and partners' capital	$7,020,514	$15,609,911
See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF OPERATIONS

	Years ended December 31,
	2015	2014	2013
Revenues:
Equity in Income of Joint Ventures	$212,340	$2,399,540	$315,438
Interest and other income	2,909	2,508	—
Total revenues	215,249	2,402,048	315,438
Expenses:
Impairment Loss on Interest in Joint Venture	—	—	1,718,600
General and administrative	277,107	213,988	178,423
Total expenses	277,107	213,988	1,897,023
Net Income (Loss)	$(61,858)	$2,188,060	$(1,581,585)

Net Income (Loss) Allocated to:
Cash Preferred Limited Partners	$3,405	$907,445	$(1,565,769)
Tax Preferred Limited Partners	$(64,644)	$1,279,661	$—
General Partners	$(619)	$954	$(15,816)

Net Income (Loss) per Weighted-Average Limited Partner Unit:
Cash Preferred	$0.00	$0.28	$(0.49)
Tax Preferred	$(0.12)	$2.29	$—

Weighted-Average Limited Partner Units Outstanding:
Cash Preferred	3,213,008	3,213,008	3,213,008
Tax Preferred	559,040	559,040	559,040
See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF PARTNERS' CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014, AND 2013

	Limited Partners				General Partners	Total Partners' Capital
	Cash Preferred		Tax Preferred
	Units	Amount	Units	Amount
BALANCE, December 31, 2012	3,213,008	$14,978,922	559,040	$—	$17,018	$14,995,940

Net loss	—	(1,565,769)	—	—	(15,816)	(1,581,585)
BALANCE, December 31, 2013	3,213,008	13,413,153	559,040	—	1,202	13,414,355

Net income	—	907,445	—	1,279,661	954	2,188,060
BALANCE, December 31, 2014	3,213,008	14,320,598	559,040	1,279,661	2,156	15,602,415

Net income (loss)	—	3,405	—	(64,644)	(619)	(61,858)
Distributions of net sale proceeds ($2.28 and $2.17 per weighted-average Cash Preferred Unit and Tax Preferred Unit, respectively)	—	(7,325,398)	—	(1,215,017)	—	(8,540,415)
BALANCE, December 31, 2015	3,213,008	$6,998,605	559,040	$—	$1,537	$7,000,142
See accompanying notes.

 WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2015	2014	2013
Cash Flows from Operating Activities:
Net income (loss)	$(61,858)	$2,188,060	$(1,581,585)
Impairment loss on interest in Joint Venture	—	—	1,718,600
Operating distributions received from joint ventures	336,459	284,391	379,598
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in income of joint ventures	(212,340)	(2,399,540)	(315,438)
Changes in assets and liabilities:
Decrease (increase) in other assets	10,036	(4,358)	5,020
Increase (decrease) in accounts payable and accrued expenses	9,675	(10,672)	4,089
Increase (decrease) in due to affiliates	3,201	(1,152)	(1,115)
Net cash provided by operating activities	85,173	56,729	209,169

Cash Flows from Investing Activities:
Net sale proceeds received from joint ventures	6,174,770	2,352,592	—
Investment in joint venture	(3,800)	(16,490)	—
Net cash provided by investing activities	6,170,970	2,336,102	—

Cash Flows from Financing Activities:
Distributions of net sale proceeds to limited partners	(8,540,415)	—	—
Net (Decrease) Increase in Cash and Cash Equivalents	(2,284,272)	2,392,831	209,169

Cash and Cash Equivalents, beginning of year	6,334,881	3,942,050	3,732,881
Cash and Cash Equivalents, end of year	$4,050,609	$6,334,881	$3,942,050
See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

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
The Partnership has owned indirect interests in all of its real estate assets through joint ventures with other entities affiliated with the General Partners and Piedmont Operating Partnership, LP ("Piedmont OP"), formerly known as Wells Operating Partnership, L.P. Piedmont OP is a Delaware limited partnership with Piedmont Office Realty Trust, Inc., ("Piedmont REIT"), formerly known as Wells Real Estate Investment Trust, Inc., serving as its general partner. Piedmont REIT is a Maryland corporation that has elected to be taxed as a real estate investment trust. During the periods presented, the Partnership owned interests in the following joint ventures (the "Joint Ventures") and properties:

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
(1) This property was sold in May 2014.
(2) This joint venture wound up its affairs and was terminated in 2015.
(3) This property was sold in December 2014.
Wells Real Estate Fund XIV, L.P. was affiliated with the Partnership through common general partners. Each of the properties described above was acquired on an all-cash basis.

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
During 2013, the Partnership evaluated the fair value of its equity interest in Fund XIII-REIT Associates and determined that it was less than the carrying value and that such loss in value was determined to be other than temporary, primarily due to management redefining its strategy for the Partnership. Accordingly, the Partnership reduced the carrying value of its equity interest in Fund XIII-REIT Associates to its estimated fair value based on a direct offer received on the underlying real estate assets and recognized a corresponding impairment loss of $1,718,600 in 2013. The fair value measurements used in this evaluation of nonfinancial assets are considered to be Level 1 valuations within the fair value hierarchy outlined below, based on a direct offer received on the underlying real estate assets. No additional impairment was recognized in 2014 or 2015.
Evaluating the Recoverability of Real Estate Assets
The Partnership continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets owned through the Partnership's investment in the Joint Venture may not be recoverable. When indicators of potential impairment are present which suggest that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use, or the estimated fair value, less costs to sell, for assets held for sale do not exceed the respective asset carrying value, management adjusts the real estate assets to their respective estimated fair values, pursuant to the provisions of the property, plant, and equipment accounting standard for the impairment or disposal of long-lived assets, and recognizes an impairment loss. Estimated fair values are determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value.
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
The Company recognizes the tax benefit from an uncertain tax position only if it is more likely that not that the tax position will be sustained on examination by the taxing authority, based on the technical merits of the position.  All federal and state income tax positions taken or anticipated to be taken in the income tax returns are attributable to the partners and not to the entity.  As of December 31, 2015, there are no known items which would result in a a material accrual related to where the Company has federal or state attributable tax positions.

3.	INVESTMENT IN JOINT VENTURES

Due from Joint Ventures
As of December 31, 2015 and 2014, due from joint ventures represents the Partnership's share of operating cash flow to be distributed for the fourth quarters of 2015 and 2014, respectively, from the Joint Ventures, and are as follows:

	2015	2014
Fund XIII-REIT Associates	$81,591	$53,434
Fund XIII-XIV Associates	—	33,989
	$81,591	$87,423
Fund XIII-XIV Associates wound up its affairs and was terminated in 2015.
Summary of Investments
The Partnership's investments and approximate ownership percentages in the Joint Ventures as of December 31, 2015 and 2014, are summarized below:

	2015		2014
	Amount	Percentage	Amount	Percentage
Fund XIII-REIT Associates	$2,881,012	28%	$2,995,499	28%
Fund XIII-XIV Associates	—	47%	6,174,770	47%
	$2,881,012		$9,170,269
Fund XIII-XIV Associates wound up its affairs and was terminated in 2015.
Summary of Activity
Rollforwards of the Partnership's investment in the Joint Ventures for the years ended December 31, 2015 and 2014, are presented below:

	2015	2014
Investment in Joint Ventures, beginning of year	$9,170,269	$9,257,901
Equity in income of Joint Ventures	212,340	2,399,540
Contributions to Joint Ventures	3,800	16,490
Distributions from Joint Ventures	(6,505,397)	(2,503,662)
Investment in Joint Ventures, end of year	$2,881,012	$9,170,269
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

Summary of Financial Information

Condensed financial information for the Joint Ventures as of December 31, 2015 and 2014, and for the years ended December 31, 2015, 2014, and 2013, is presented below:

	Total Assets		Total Liabilities		Total Equity
	December 31,		December 31,		December 31,
	2015	2014	2015	2014	2015	2014
Fund XIII-REIT Associates	$11,052,305	$11,370,409	$803,240	$714,062	$10,249,065	$10,656,347
Fund XIII-XIV Associates	—	13,247,122	—	192,641	—	13,054,481
	$11,052,305	$24,617,531	$803,240	$906,703	$10,249,065	$23,710,828
Fund XIII-XIV Associates wound up its affairs and was terminated in 2015.

	Total Revenues			Income (Loss) from Continuing Operations			Income (Loss) from Discontinued Operations			Net Income (Loss)
	For the Years Ended			For the Years Ended			For the Years Ended			For the Years Ended
	December 31,			December 31,			December 31,			December 31,
	2015	2014	2013	2015	2014	2013	2015	2014	2013	2015	2014	2013
Fund XIII-REIT Associates	$1,979,829	$1,540,697	$1,497,592	$768,905	$307,318	$174,575	$—	$(734,021)	$(6,391,470)	$768,905	$(426,703)	$(6,216,895)
Fund XIII-XIV Associates	—	—	—	(9,698)	(19,328)	(25,063)	1,666	5,345,937	753,197	(8,032)	5,326,609	728,134
	$1,979,829	$1,540,697	$1,497,592	$759,207	$287,990	$149,512	$1,666	$4,611,916	$(5,638,273)	$760,873	$4,899,906	$(5,488,761)

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

The Partnership allocates its share of net income, net loss, and gain (loss) on sale generated by the properties owned by the Joint Ventures to its Cash Preferred and Tax Preferred limited partners pursuant to the partnership agreement provisions outlined in Note 2. The components of income (loss) from discontinued operations recognized by the Joint Ventures are provided below:

	Year Ended			Year Ended			Year Ended
	December 31, 2015			December 31, 2014			December 31, 2013
	Operating Income	Gain (Loss) on Sale	Total	Operating Income (Loss)	Gain (Loss) on Sale	Total	Operating Income (Loss)	Impairment Loss	Gain (Loss) on Sale	Total
Fund XIII-REIT Associates	$—	$—	$—	$(498,880)	$(235,141)	$(734,021)	$(277,632)	$(6,113,838)	$—	$(6,391,470)
Fund XIII-XIV Associates	$1,666	$—	$1,666	$794,455	$4,551,482	$5,345,937	$753,197	$—	$—	$753,197

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
Management and Leasing Fees
The Partnership has entered into a property management, leasing, and asset management agreement with Wells Management Company, Inc. ("Wells Management"), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Partnership's properties, owned through the Joint Ventures, equal to the lesser of (a) 4.5% of the gross revenues collected monthly; plus, a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month's rent, or (b) fees that would be paid to a comparable outside firm, which is assessed periodically based on market studies. In the case of commercial properties leased on a long-term net-lease basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, are included in equity in income of joint ventures in the accompanying statements of operations. The Partnership's share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures and payable to Wells Management is $2,935, $8,705, and $13,577 for the years ended December 31, 2015, 2014, and 2013, respectively.
Administrative Reimbursements
Wells Capital, one of the Partnership's General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses of $80,736, $92,145, and $78,979 payable to Wells Capital and Wells Management for the years ended December 31, 2015, 2014, and 2013, respectively. In addition, Wells Capital and Wells Management pay for certain operating expenses of the Partnership ("bill-backs") directly and invoice the Partnership for the reimbursement thereof on a quarterly basis. As presented in the accompanying balance sheets, due to affiliates as of December 31, 2015 and 2014 represents administrative reimbursements and bill-backs due to Wells Capital and/or Wells Management.
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
Wells Capital and Wells Management are owned and controlled by WREF. The operations of Wells Capital, Wells Investment Securities, Inc., Wells Management, and their affiliates represent substantially all of the business of WREF. Accordingly, we focus on the financial condition of WREF when assessing the financial condition of Wells Capital and Wells Management. In the event that WREF were to become unable to meet its obligations as they become due, the Partnership might be required to find alternative service providers. Beginning in 2013, WREF began winding down its operations and, as a result, its workforce has been reduced. As of December 31, 2015, the Partnership has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due.

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
A reconciliation of the Partnership's financial statement net income (loss) to net income (loss) presented in accordance with the federal income tax basis of accounting is as follows for the years ended December 31, 2015, 2014, and 2013:

	2015	2014	2013
Financial statement net income (loss)	$(61,858)	$2,188,060	$(1,581,585)
Adjustments in net income (loss) resulting from:
Depreciation expense for financial reporting purposes greater than (less than) amounts for income tax purposes	9,870	(33,797)	(65,794)
Amortization expense for financial reporting purposes greater than (less than) amounts for income tax purposes	—	(141,664)	9,893
Rental income for financial reporting purposes less than amounts for income tax purposes	(18,666)	(304,178)	(10,604)
Impairment losses taken for financial reporting purposes	—	—	1,718,600
Gain on sale of property for financial reporting purposes in excess of amounts for income tax purposes	—	(4,442,936)	—
Other	677	(24,921)	71,165
Income tax basis net income (loss)	$(69,977)	$(2,759,436)	$141,675

A reconciliation of partners' capital balances, as presented in the accompanying financial statements, to partners' capital balances, as presented in accordance with the federal income tax basis of accounting, is as follows for the years ended December 31, 2015, 2014, and 2013:

	2015	2014	2013
Financial statement partners' capital	$7,000,142	$15,602,415	$13,414,355
Increase (decrease) in partners' capital resulting from:
Accumulated depreciation expense for financial reporting purposes less than amounts for income tax purposes	(359,261)	(369,131)	(335,334)
Accumulated amortization expense for financial reporting purposes greater than amounts for income tax purposes	4,354,529	4,354,529	4,496,193
Accumulated meals and entertainment	31	31	31
Accumulated bad debt recoveries, net for financial reporting purposes in excess of amounts for income tax purposes	(9,838)	(9,838)	(9,838)
Capitalization of syndication costs for income tax purposes, which are accounted for as cost of capital for financial reporting purposes	4,568,769	4,568,769	4,568,769
Accumulated rental income for income tax purposes greater than (less than) amounts for financial reporting purposes	(263,191)	(244,525)	59,653
Accumulated gains on sale of properties for financial reporting purposes in (excess of) less than amounts for income tax purposes	(3,334,689)	(3,334,689)	1,108,247
Other	(111,347)	(112,024)	(87,103)
Income tax basis partners' capital	$11,845,145	$20,455,537	$23,214,973

8.	QUARTERLY RESULTS (UNAUDITED)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2015 and 2014:

	2015 Quarter Ended
	March 31	June 30	September 30	December 31
Equity in income of joint ventures	$58,530	$48,756	$52,747	$52,307
Net income (loss)	$(17,323)	$(21,132)	$1,200	$(24,603)
Net income (loss) allocated to:
Cash Preferred limited partners	$12,968	$9,198	$5,596	$(24,357)
Tax Preferred limited partners	$(30,118)	$(30,118)	$(4,408)	$—
General Partners	$(173)	$(212)	$12	$(246)
Net income (loss) per weighted-average limited partner unit:
Cash Preferred(a)	$—	$—	$—	$(0.01)
Tax Preferred(a)	$(0.05)	$(0.05)	$(0.01)	$—
Distribution of operating cash per weighted-average limited partner unit:
Cash Preferred	$—	$—	$—	$—
Tax Preferred	$—	$—	$—	$—
Distribution of net sale proceeds per weighted-average limited partner unit:
Cash Preferred	$2.28	$—	$—	$—
Tax Preferred	$2.17	$—	$—	$—

	2014 Quarter Ended
	March 31	June 30	September 30	December 31
Equity in income (loss) of joint ventures	$12,636	$(63,965)	$142,016	$2,308,853
Net income (loss)	$(79,919)	$(100,449)	$100,045	$2,268,383
Net income (loss) allocated to:
Cash Preferred limited partners	$(79,120)	$(100,046)	$99,044	$987,567
Tax Preferred limited partners	$—	$—	$—	$1,279,661
General Partners	$(799)	$(403)	$1,001	$1,155
Net income (loss) per weighted-average limited partner unit:
Cash Preferred(a)	$0.02	$(0.03)	$0.03	$0.31
Tax Preferred	$—	$—	$—	$2.29
Distribution of operating cash per weighted-average limited partner unit:
Cash Preferred	$—	$—	$—	$—
Tax Preferred	$—	$—	$—	$—
Distribution of net sale proceeds per weighted-average limited partner unit:
Cash Preferred	$—	$—	$—	$—
Tax Preferred	$—	$—	$—	$—

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

9.	GENERAL AND ADMINISTRATIVE COSTS
General and administrative costs for the years ended December 31, 2015, 2014, and 2013, are composed of the following items:

	2015	2014	2013
Other professional fees	$88,211	$58,053	$22,868
Salary reimbursements	80,736	92,145	78,979
Independent accounting fees	51,813	26,240	35,017
Printing expenses	21,769	17,736	21,584
Postage and delivery expenses	9,990	3,279	4,631
Transfer agent fees	8,604	6,779	7,150
Computer costs	7,280	4,195	2,019
Legal fees	6,412	4,288	5,544
Registration and filing fees	1,192	1,305	1,011
Bank service charges	985	346	120
Taxes and licensing fees	115	(378)	(500)
Total general and administrative costs	$277,107	$213,988	$178,423

10.	COMMITMENTS AND CONTINGENCIES
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of
Wells Fund XIII-REIT Joint Venture Partnership:

We have audited the accompanying balance sheets of Wells Fund XIII-REIT Joint Venture Partnership (the "Joint Venture") as of December 31, 2015 and 2014, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 2015. In connection with our audits of the financial statements, we also have audited financial statement Schedule III, real estate and accumulated depreciation and amortization. These financial statements and financial statement schedule are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Fund XIII-REIT Joint Venture Partnership as of December 31, 2015 and 2014 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement Schedule III, real estate and accumulated depreciation and amortization, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Frazier & Deeter, LLC

Atlanta, Georgia
March 30, 2016

WELLS FUND XIII-REIT JOINT VENTURE PARTNERSHIP

BALANCE SHEETS

DECEMBER 31, 2015 AND 2014

	2015	2014
Assets:
Real estate assets, at cost:
Land	$2,047,735	$2,047,735
Building and improvements, less accumulated depreciation of $4,632,425 and $4,292,039 at December 31, 2015 and 2014, respectively	7,578,540	7,918,926
Total real estate assets	9,626,275	9,966,661

Cash and cash equivalents	616,138	656,828
Tenant receivables	485,392	330,044
Deferred leasing costs, less accumulated amortization of $256,332 and $163,813 at December 31, 2015 and 2014, respectively	322,429	414,948
Other assets	2,071	1,928
Total assets	$11,052,305	$11,370,409

Liabilities:
Accounts payable, accrued expenses, and refundable security deposits	$413,221	$459,864
Due to affiliates	7,573	6,038
Deferred income	92,188	58,071
Partnership distributions payable	290,258	190,089
Total liabilities	803,240	714,062

Partners' Capital:
Wells Real Estate Fund XIII, L.P.	2,881,012	2,995,499
Piedmont Operating Partnership, LP	7,368,053	7,660,848
Total partners' capital	10,249,065	10,656,347
Total liabilities and partners' capital	$11,052,305	$11,370,409

See accompanying notes.

WELLS FUND XIII-REIT JOINT VENTURE PARTNERSHIP

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2015	2014	2013
Revenues:
Rental income	$1,275,003	$987,927	$944,032
Reimbursement income	704,826	552,770	549,752
Bad debt recoveries	—	—	3,808
Total revenues	1,979,829	1,540,697	1,497,592

Expenses:
Property operating costs	600,076	692,068	674,134
Management and leasing fees:
Related-party	83,584	61,625	65,670
Depreciation	340,386	340,388	339,746
Amortization	89,323	63,469	131,537
General and administrative	97,555	75,829	111,930
Total expenses	1,210,924	1,233,379	1,323,017
Income from Continuing Operations	768,905	307,318	174,575
Discontinued Operations:
Operating loss	—	(498,880)	(277,632)
Impairment loss	—	—	(6,113,838)
Loss on sale of real estate assets	—	(235,141)	—
Loss from Discontinued Operations	—	(734,021)	(6,391,470)
Net Income (Loss)	$768,905	$(426,703)	$(6,216,895)

See accompanying notes.

WELLS FUND XIII-REIT JOINT VENTURE PARTNERSHIP

STATEMENTS OF PARTNERS' CAPITAL

FOR THE YEARS ENDED
DECEMBER 31, 2015, 2014, AND 2013

	Wells Real Estate Fund XIII, L.P.	Piedmont Operating Partnership, LP	Total Partners' Capital
Balance, December 31, 2012	$7,356,567	$18,814,075	$26,170,642

Net loss	(1,747,569)	(4,469,326)	(6,216,895)
Partnership distributions	(104,017)	(266,020)	(370,037)
Balance, December 31, 2013	5,504,981	14,078,729	19,583,710

Net loss	(119,947)	(306,756)	(426,703)
Partnership contributions	16,491	42,174	58,665
Partnership distributions	(2,406,026)	(6,153,299)	(8,559,325)
Balance, December 31, 2014	2,995,499	7,660,848	10,656,347

Net income	216,139	552,766	768,905
Partnership distributions	(330,626)	(845,561)	(1,176,187)
Balance, December 31, 2015	$2,881,012	$7,368,053	$10,249,065

See accompanying notes.

WELLS FUND XIII-REIT JOINT VENTURE PARTNERSHIP

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2015	2014	2013
Cash Flows From Operating Activities:
Net income (loss)	$768,905	$(426,703)	$(6,216,895)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss on sale of real estate assets	—	235,141	—
Depreciation	340,386	452,556	829,596
Amortization	92,519	66,665	264,445
Impairment loss	—	—	6,113,838
Changes in assets and liabilities:
Increase in tenant receivables	(155,348)	(168,614)	(58,144)
(Increase) decrease in other assets	(143)	6,669	7,919
Decrease in accounts payable, accrued expenses, and refundable security deposits	(46,643)	(696,386)	(204,416)
Increase (decrease) in due to affiliates	1,535	(16,768)	5,610
Increase (decrease) in deferred income	34,117	(144,920)	(14,366)
Net cash provided by (used in) operating activities	1,035,328	(692,360)	727,587

Cash Flows From Investing Activities:
Net proceeds from sale of real estate	—	8,369,236	—
Investment in real estate assets	—	—	(211,508)
Payment of deferred leasing costs	—	(96,029)	—
Net cash provided by (used in) investing activities	—	8,273,207	(211,508)

Cash Flows From Financing Activities:
Net sale proceeds distributions to joint venture partners	—	(8,369,236)	—
Operating distributions paid to joint venture partners in excess of accumulated earnings	(1,076,018)	(370,037)	—
Contributions from joint venture partners	—	58,665	—
Net cash used in financing activities	(1,076,018)	(8,680,608)	—
Net (Decrease) Increase In Cash And Cash Equivalents	(40,690)	(1,099,761)	516,079

Cash And Cash Equivalents, beginning of year	656,828	1,756,589	1,240,510
Cash And Cash Equivalents, end of year	$616,138	$656,828	$1,756,589

Supplemental Disclosure Noncash Investing And Financing Activities:
Partnership distributions payable	$290,258	$190,089	$370,037

See accompanying notes.

WELLS FUND XIII-REIT JOINT VENTURE PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

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
Tenant Receivables
Tenant receivables are comprised of rental and reimbursement billings due from tenants and the cumulative amount of future adjustments necessary to present rental income using the straight-line method. Upon receiving notification of a tenant's intention to terminate a lease, unamortized straight-line rent receivables are written off to lease termination expense. Tenant receivables are recorded at the original amount earned, less an allowance for any doubtful accounts, which approximates fair value. Management assesses the collectibility of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. No such allowances have been recorded as of December 31, 2015 or 2014.
Deferred Leasing Costs
Deferred leasing costs may include (i) costs incurred to procure leases, which are capitalized and recognized as amortization expense on a straight-line basis over the terms of the lease, and (ii) common area maintenance costs that are recoverable from tenants under the terms of the existing leases; such costs are capitalized and recognized as operating expenses over the shorter of the lease term or the recovery period provided for in the lease. The remaining unamortized balance of deferred leasing costs will be amortized over a weighted-average period of approximately five years. Upon receiving notification of a tenant's intention to terminate a lease, unamortized deferred leasing costs are written-off to lease termination expense.
Other Assets
Other assets is comprised of prepaid expenses. Prepaid expenses are recognized as the related services are provided. Balances without a future economic benefit are written off as they are identified. No such allowances have been recorded as of December 31, 2015 or 2014.
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses are primarily comprised of accrued real estate taxes and property operating costs. Accrued real estate taxes of approximately $385,000 and $448,000 are included in accounts payable and accrued expenses as of December 31, 2015 and 2014, respectively.
Allocation of Income and Distributions
Pursuant to the terms of the joint venture agreement, income and distributions are allocated to the joint venture partners based on their respective ownership interests as determined by relative cumulative capital contributions, as defined. Fund XIII and Piedmont OP held ownership interests in the Joint Venture of approximately 28% and 72%, respectively, for the years ended December 31, 2015 and 2014. Net cash from operations is generally distributed to the joint venture partners on a quarterly basis.
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
Fund XIII
Lesser of market rate charged for similar services for similar properties in the same geographic area, or 4.5% of gross revenues generally paid over the life of the lease, plus an additional initial lease-up fee for newly constructed properties based on market rate charged for similar services for similar properties in the same geographic area.
Initial lease-up fee based on 3% of the gross revenues over the first five years of the lease term. Recurring fee based on 1% of gross revenues collected monthly.
Management and leasing fees are recognized in accordance with the terms of the aforementioned agreements. During the years ended December 31, 2015, 2014, and 2013, the Joint Venture incurred management and leasing fees that are payable to Wells Management of $10,442, $7,699, and $8,204, respectively.
In addition, the Joint Venture incurs fees payable to Piedmont Office Management, LLC ("Piedmont Management"), or its affiliates, for the management and leasing of the Joint Venture's properties equal to (a) the lesser of 4.5% of the gross revenues generally paid over the life of the lease or 0.6% of net asset value calculated on an annual basis, (b) prorated by Piedmont OP's ownership interest in the Joint Venture. During the years ended December 31, 2015, 2014, and 2013, the Joint Venture incurred management and leasing fee expenses payable to Piedmont Management, or its affiliates, of $73,141, $110,176, and $192,466, respectively.
Administrative Reimbursements
Piedmont Management performs certain administrative services for the Joint Venture's properties, relating to accounting, property management, and other partnership administration, and incurs the related expenses. Such expenses are allocated among other entities affiliated with Wells Capital based on time spent on each entity by individual personnel. In the opinion of management, this is a reasonable estimation of such expenses. During the years ended December 31, 2015, 2014, and 2013, the Joint Venture incurred administrative expenses of $27,119, $64,389, and $100,684, respectively, payable to Piedmont Management, or its affiliates, for these services.
Due to Affiliates
As presented in the accompanying balance sheets, due to affiliates as of December 31, 2015 and 2014 represents amounts due to Piedmont Management and/or Wells Management for administrative reimbursements.

4.	RENTAL INCOME
The future contractual rental income due to the Joint Venture under noncancelable operating leases as of December 31, 2015 , are as follows:

Year ended December 31:
2016	$1,145,296
2017	764,958
2018	780,056
2019	795,993
2020	811,929
Thereafter	827,866
$5,126,098

Two tenants generated approximately 59% and 41% of contractual rental income for the year ended December 31, 2015, and two tenants will generate approximately 92% and 8% of future contractual rental income for leases in-place as of December 31, 2015.
5. DISCONTINUED OPERATIONS
In accordance with GAAP, the Joint Venture has classified the results of operations related to Two Park Center, which was sold on May 29, 2014, as discontinued operations in the accompanying statements of operations. The details comprising income from discontinued operations for the years ending December 31, 2015, 2014, and 2013 are presented below:

	2015	2014	2013
Revenues:
Rental income	$—	$—	$860,537
Reimbursement income	—	3,044	364,732
Total revenues	—	3,044	1,225,269

Expenses:
Property operating costs	—	282,887	647,397
Management and leasing fees:
Related-party	—	56,250	135,000
Depreciation	—	112,168	489,850
Amortization	—	—	129,711
General and administrative	—	50,619	100,943
Total expenses	—	501,924	1,502,901

Operating loss	—	(498,880)	(277,632)
Impairment loss	—	—	(6,113,838)
Loss on sale of real estate assets	—	(235,141)	—
Loss from discontinued operations	$—	$(734,021)	$(6,391,470)

WELLS FUND XIII-REIT JOINT VENTURE PARTNERSHIP

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

DECEMBER 31, 2015

		Initial Cost			Gross Carrying Amounts as of December 31, 2015
Description	Encumbrances	Land	Buildings and Improvements	Costs Capitalized Subsequent To Acquisition(b)	Land	Buildings and Improvements	Intangible Lease Asset	Construction in Progress	Total	Accumulated Depreciation (c)	Date of Construction	Date Acquired
8560 UPLAND DRIVE(a)	None	$1,954,213	$11,215,621	$1,088,866	$2,047,735	$12,210,965	$—	$—	$14,258,700	$4,632,425	2001	12/21/2001

(a)	8560 Upland Drive is comprised of two connected one-story office and assembly buildings located in Englewood, Colorado.

(b)	Includes acquisition and advisory fees and acquisition expense reimbursements applied at acquisition as well as write-offs of fully depreciated/amortized capitalized costs.

(c)
Buildings, land improvements, building improvements, and tenant improvements are depreciated using the straight-line method over 40 years, 20 years, 5 to 25 years, and the shorter of the economic life or corresponding lease terms, respectively.

WELLS FUND XIII-REIT JOINT VENTURE PARTNERSHIP

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

DECEMBER 31, 2015

	Cost		Accumulated Depreciation & Amortization
BALANCE AT DECEMBER 31, 2012	$34,594,747		$8,693,989

Additions	66,270		829,596
Impairments	(6,113,838)	[1]	—
Dispositions	(393,264)		(393,264)
BALANCE AT DECEMBER 31, 2013	28,153,915		9,130,321

Additions	—		452,556
Dispositions	(13,895,215)		(5,290,838)
BALANCE AT DECEMBER 31, 2014	14,258,700		4,292,039

Additions	—		340,386
BALANCE AT DECEMBER 31, 2015	$14,258,700		$4,632,425

(1)
During 2013, the Partnership wrote-down the carrying value of Two Park Center and recognized a corresponding impairment loss of $6,113,838 to reduce the carrying value of the property to its estimated fair value.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of
Fund XIII and Fund XIV Associates:

We have audited the accompanying balance sheets of Fund XIII and Fund XIV Associates (the "Joint Venture") as of December 31, 2014 and the related statements of operations, partners' capital, and cash flows for the years ended December 31, 2014 and 2013. In connection with our audits of the financial statements, we also have audited financial statement Schedule III, real estate and accumulated depreciation and amortization. These financial statements and financial statement schedule are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fund XIII and Fund XIV Associates as of December 31, 2014, and the results of its operations and its cash flows for the years ended December 31, 2014 and 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement Schedule III, real estate and accumulated depreciation and amortization, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ Frazier & Deeter, LLC

Atlanta, Georgia
March 31, 2015

FUND XIII AND FUND XIV ASSOCIATES

BALANCE SHEETS

	December 31, 2015 (unaudited)	December 31, 2014
Assets:
Cash and cash equivalents	—	13,238,405
Other assets	—	8,717
Total assets	$—	$13,247,122

Liabilities:
Accounts payable and accrued expenses	$—	$91,671
Due to affiliate	—	2,274
Deferred income	—	26,837
Partnership distributions payable	—	71,859
Total liabilities	—	192,641

Partners' Capital:
Wells Real Estate Fund XIII, L.P.	—	6,174,770
Wells Real Estate Fund XIV, L.P.	—	6,879,711
Total partners' capital	—	13,054,481
Total liabilities and partners' capital	$—	$13,247,122

See accompanying notes.

FUND XIII AND FUND XIV ASSOCIATES

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2015	Years Ended December 31,
	(unaudited)	2014	2013
Expenses:
General and administrative	(9,698)	19,328	25,063
Total expenses	(9,698)	19,328	25,063
Loss from Continuing Operations	(9,698)	(19,328)	(25,063)
Discontinued Operations:
Operating income	1,666	794,455	753,197
Gain on sale of real estate assets	—	4,551,482	—
Income from Discontinued Operations	1,666	5,345,937	753,197
Net Income (Loss)	$(8,032)	$5,326,609	$728,134

See accompanying notes.

FUND XIII AND FUND XIV ASSOCIATES

STATEMENTS OF PARTNERS' CAPITAL

FOR THE YEARS ENDED
DECEMBER 31, 2015 (UNAUDITED), 2014, AND 2013

	Wells Real Estate Fund XIII, L.P	Wells Real Estate Fund XIV, L.P.	Total Partners' Capital
Balance, December 31, 2012	$3,813,981	$4,249,404	$8,063,385

Net income	344,408	383,726	728,134
Partnership distributions	(405,469)	(451,759)	(857,228)
Balance, December 31, 2013	3,752,920	4,181,371	7,934,291

Net income	2,519,486	2,807,123	5,326,609
Partnership distributions	(97,636)	(108,783)	(206,419)
Balance, December 31, 2014	6,174,770	6,879,711	13,054,481

Net loss	(3,799)	(4,233)	(8,032)
Partnership contributions	3,799	4,233	8,032
Partnership distributions	(6,174,770)	(6,879,711)	(13,054,481)
Balance, December 31, 2015 (unaudited)	$—	$—	$—

See accompanying notes.

FUND XIII AND FUND XIV ASSOCIATES

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2015	Years Ended December 31,
	(unaudited)	2014	2013
Cash Flows From Operating Activities:
Net income (loss)	$(8,032)	$5,326,609	$728,134
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Gain on sale of real estate assets	—	(4,551,482)	—
Depreciation	—	263,552	238,577
Amortization	—	68,334	80,434
Changes in assets and liabilities:
Increase in tenant receivables	—	(395,399)	(79,719)
Decrease in other assets	8,717	3,048	1,397
(Decrease) increase in accounts payable and accrued expenses	(91,671)	63,166	13,951
(Decrease) increase in due to affiliate	(2,274)	2,037	(5,192)
(Decrease) increase in deferred income	(26,837)	(112,089)	22,784
Net cash (used in) provided by operating activities	(120,097)	667,776	1,000,366

Cash Flows From Investing Activities:
Net proceeds from sale of real estate	—	12,954,481	—
Investment in real estate assets	—	(148,908)	(64,931)
Payment of deferred leasing costs	—	(254,137)	(78,256)
Net cash provided by (used in) investing activities	—	12,551,436	(143,187)

Cash Flows From Financing Activities:
Net sale proceeds distributions to joint venture partners	(13,054,481)	—	—
Operating distributions to joint venture partners in excess of accumulated earnings	(71,859)	(381,340)	(802,534)
Contributions from joint venture partners	8,032	—	—
Net cash used in financing activities	(13,118,308)	(381,340)	(802,534)
Net (Decrease) Increase In Cash And Cash Equivalents	(13,238,405)	12,837,872	54,645

Cash And Cash Equivalents, beginning of year	13,238,405	400,533	345,888
Cash And Cash Equivalents, end of year	$—	$13,238,405	$400,533

Supplemental Disclosure Of Noncash Investing and Financing Activities:
Partnership distributions payable	$—	$71,859	$246,780

See accompanying notes.

FUND XIII AND FUND XIV ASSOCIATES

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2015 (UNAUDITED) AND 2014

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
Basis of Presentation
The Joint Venture has disposed of all of its real estate assets and does not intend to invest in additional properties. The Joint Venture wound up its affairs in 2015 by, among other things, satisfying outstanding payables and distributing all residual cash balances to the joint venture partners. The Joint Venture was terminated in 2015 in accordance with the relevant dissolution and termination provisions of the Georgia Uniform Partnership Act.
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
Evaluating the Recoverability of Intangible Assets and Liabilities
The values of intangible lease assets were determined based on assumptions made at the time of acquisition and have defined useful lives, which corresponded with the lease terms. There may have been instances in which intangible lease assets became impaired and the Joint Venture was required to expense the remaining asset immediately or over a shorter period of time. Lease restructurings, including but not limited to lease terminations and lease extensions, may have impacted the value and useful life of in-place leases. In-place leases that were terminated, partially terminated, or modified would have been evaluated for impairment if the original in-place lease terms had been modified. In situations where the discounted cash flows of the modified in-place lease stream were less than the discounted cash flows of the original in-place lease stream, the Joint Venture reduced the carrying value of the intangible lease assets to reflect the modified lease terms and recognized an impairment loss. For in-place lease extensions that were executed more than one year prior to the original in-place lease expiration date, the useful life of the in-place lease would have been extended over the new lease term with the exception of those in-place lease components, such as lease commissions and tenant allowances, which would have been renegotiated for the extended term. Renegotiated in-place lease components, such as lease commissions and tenant allowances, would have been amortized over the shorter of the useful life of the asset or the new lease term.

During the years ended December 31, 2015, 2014, and 2013, the Joint Venture recognized the following amortization of intangible lease assets:

	Intangible Lease Assets		Intangible Lease Origination Costs
For the year ending December 31:	Above-Market In-Place Lease Assets	Absorption Period Costs
2015	$—	$—	$—
2014	$—	$—	$—
2013	$1,082	$12,395	$7,438

Cash and Cash Equivalents

The Joint Venture considered all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents included cash and short-term investments. Short-term investments were stated at cost, which approximated fair value, and consisted of investments in money market accounts.

Other Assets
Other assets as of December 31, 2014 was comprised of the following items:

2014
Prepaid expenses	$2,658
Utility deposits	6,059
Total	$8,717
Prepaid expenses were recognized as the related services are provided. Utility deposits represented cash deposits paid to utility companies. Balances without a future economic benefit were written off as they were identified.
Allocation of Income and Distributions
Pursuant to the terms of the joint venture agreement, income and distributions are allocated to the joint venture partners based upon their respective ownership interests as determined by relative cumulative capital contributions, as defined. Fund XIII and Fund XIV held ownership interests in the Joint Venture of approximately 47% and 53%, respectively, for the years ended December 31, 2015 and 2014. Net cash from operations was generally distributed to the joint venture partners on a quarterly basis.
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

Income Taxes
The Joint Venture was not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners of Fund XIII and Fund XIV are required to include their respective share of profits and losses from the Joint Venture in their individual income tax returns.
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
Management and Leasing Fees
Fund XIII and Fund XIV entered into property management and leasing agreements with Wells Management Company, Inc. ("Wells Management"), an affiliate of their general partners. In accordance with the property management and leasing agreements, Wells Management receives compensation for the management and leasing of the Joint Venture's property. The Joint Venture will pay Wells Management management and leasing fees equal to the lesser of (a) fees that would be paid to a comparable outside firm, which is assessed periodically based on market studies; or (b) 4.5% of the gross revenues generally paid over the life of the lease, plus a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month's rent. In the case of commercial properties which are leased on a long-term net basis (10 or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. The Joint Venture incurred management and leasing fees that are payable to Wells Management of $0, $13,828, and $23,828 for the years ended December 31, 2015, 2014, and 2013, respectively.
Due to Affiliate
As presented in the accompanying balance sheets, due to affiliate as of December 31, 2014 represented amounts due to Wells Management for administrative reimbursements.
Administrative Reimbursements
Wells Management performs certain administrative services for the Joint Venture, relating to accounting, property management, and other partnership administration, and incurs the related expenses. Such expenses are allocated among other entities affiliated with Wells Capital based on time spent on each entity by individual personnel. In the opinion of management, this is a reasonable estimation of such expenses. During the years ended December 31, 2015, 2014, and 2013, the Joint Venture incurred administrative expenses of $0, $0, and $9,975, respectively, payable to Wells Management for these services.

4. DISCONTINUED OPERATIONS
In accordance with GAAP, the Joint Venture has classified the results of operations related to the Siemens - Orlando Building, which was sold on December 31, 2014, as discontinued operations in the accompanying statements of operations. The details comprising income from discontinued operations for the years ending December 31, 2015, 2014, and 2013 are presented below:

	2015 (unaudited)	2014	2013
Revenues:
Rental income	$—	$1,153,902	$1,191,712
Tenant reimbursements	661	362,380	295,757
Interest and other income	2,304	351	312
Total revenues	2,965	1,516,633	1,487,781

Expenses:
Property operating costs	1,299	310,589	306,687
Management and leasing fees:
Related-party	—	12,834	23,828
Other	—	43,200	43,200
Depreciation	—	263,552	238,577
Amortization	—	68,334	79,352
General and administrative	—	23,669	42,940
Total expenses	1,299	722,178	734,584

Operating income	1,666	794,455	753,197
Gain on sale of real estate assets	—	4,551,482	—
Income from discontinued operations	$1,666	$5,345,937	$753,197