Form 10-Q
period 2016-03-31
WELLS REAL ESTATE FUND XIII L P
filed 2016-05-16
CIK 1127245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide distributions to partners, and maintain the value of our real estate properties, may be significantly hindered. See Part I, Item 1A in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in our forward-looking statements.

WELLS REAL ESTATE FUND XIII, L.P.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
The information presented in the Partnership's accompanying balance sheets and statements of operations, partners' capital, and cash flows reflects all adjustments that are, in management's opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.
The accompanying financial statements should be read in conjunction with the notes to the Partnership's financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations, all included in both this Quarterly Report on Form 10-Q and in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2015. The Partnership's results of operations for the three months ended March 31, 2016 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND XIII, L.P.

BALANCE SHEETS
(UNAUDITED)

	March 31, 2016	December 31, 2015
Assets:
Investment in joint ventures	$2,850,955	$2,881,012
Cash and cash equivalents	4,030,208	4,050,609
Due from joint venture	70,473	81,591
Other assets	26,513	7,302
Total assets	$6,978,149	$7,020,514

Liabilities:
Accounts payable and accrued expenses	$41,709	$11,516
Due to affiliates	17,768	8,856
Total liabilities	59,477	20,372

Commitments and Contingencies

Partners' Capital:
Limited Partners:
Cash Preferred – 3,213,008 units issued and outstanding	6,917,950	6,998,605
Tax Preferred – 559,040 units issued and outstanding	—	—
General Partners	722	1,537
Total partners' capital	6,918,672	7,000,142
Total liabilities and partners' capital	$6,978,149	$7,020,514
See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2016	2015
Equity in Income of Joint Ventures	$40,416	$58,530
Interest and other income	—	2,417
Total Revenues	40,416	60,947

General and Administrative Expenses	121,886	78,270
Net Loss	$(81,470)	$(17,323)

Net Income (Loss) Allocated to:
Cash Preferred Limited Partners	$(80,655)	$12,968
Tax Preferred Limited Partners	$—	$(30,118)
General Partners	$(815)	$(173)

Net Income (Loss) per Weighted-Average Limited Partner Unit:
Cash Preferred	$(0.03)	$0.00
Tax Preferred	$0.00	$(0.05)

Weighted-Average Limited Partner Units Outstanding:
Cash Preferred	3,213,008	3,213,008
Tax Preferred	559,040	559,040
See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF PARTNERS' CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 2015
AND THE THREE MONTHS ENDED MARCH 31, 2016
(UNAUDITED)

	Limited Partners				General Partners	Total Partners' Capital
	Cash Preferred		Tax Preferred
	Units	Amount	Units	Amount
BALANCE, December 31, 2014	3,213,008	$14,320,598	559,040	$1,279,661	$2,156	$15,602,415

Net income (loss)	—	3,405	—	(64,644)	(619)	(61,858)
Distributions of net sale proceeds ($2.28 and $2.17 per weighted-average Cash Preferred Unit and Tax Preferred Unit, respectively)	—	(7,325,398)	—	(1,215,017)	—	(8,540,415)
BALANCE, December 31, 2015	3,213,008	6,998,605	559,040	—	1,537	7,000,142

Net loss	—	(80,655)	—	—	(815)	(81,470)
BALANCE, March 31, 2016	3,213,008	$6,917,950	559,040	$—	$722	$6,918,672
See accompanying notes.

 WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(81,470)	$(17,323)
Operating distributions received from joint ventures	81,591	87,423
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Equity in income of joint ventures	(40,416)	(58,530)
Changes in assets and liabilities:
Increase in other assets	(19,211)	(1,480)
Increase in accounts payable and accrued expenses	30,193	19,391
Increase in due to affiliates	8,912	552
Net cash (used in) provided by operating activities	(20,401)	30,033

Cash Flows from Investing Activities:
Net sale proceeds received from joint ventures	—	6,174,770
Investment in joint ventures	—	(3,800)
Net cash provided by investing activities	—	6,170,970
Net (Decrease) Increase in Cash and Cash Equivalents	(20,401)	6,201,003

Cash and Cash Equivalents, beginning of period	4,050,609	6,334,881
Cash and Cash Equivalents, end of period	$4,030,208	$12,535,884
See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2016 (unaudited)

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

Joint Venture	Joint Venture Partners	Ownership %	Property
Wells Fund XIII-REIT Joint Venture Partnership ("Fund XIII-REIT Associates")	• Wells Real Estate Fund XIII, L.P. • Piedmont Operating Partnership, LP	28.1% 71.9%	1. 8560 Upland Drive Two connected one-story office and assembly buildings located in Englewood, Colorado
Fund XIII and Fund XIV Associates ("Fund XIII-XIV Associates")(1)	• Wells Real Estate Fund XIII, L.P. • Wells Real Estate Fund XIV, L.P.	47.3% 52.7%
(1)This joint venture wound up its affairs in 2014 and was terminated in the first quarter of 2015.
Wells Real Estate Fund XIV, L.P. was affiliated with the Partnership through common general partners prior to its dissolution. The property described above was acquired on an all-cash basis. For further information regarding the Joint Ventures and foregoing property, refer to the Partnership's Annual Report on Form 10-K for the year ended December 31, 2015.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The financial statements of the Partnership have been prepared in accordance with the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly and consistently present the results for these periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2015.
Use of Estimates
Preparation of the Partnership's financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues, and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. Actual results could differ from those estimates.
Investment in Joint Ventures
The Partnership has evaluated the remaining Joint Venture and concluded that it is not a variable interest entity. The Partnership does not have control over the operations of the Joint Venture; however, it does exercise significant influence. Approval by the Partnership as well as the other joint venture partner is required for any major decision or any action that would materially affect the Joint Venture or its real property investment. Accordingly, the Partnership accounts for its investment in the Joint Venture using the equity method of accounting, whereby the original investment is recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. Pursuant to the terms of the joint venture agreement, all income (loss) and distributions are allocated to the joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations, if available, are generally distributed to the joint venture partners on a quarterly basis.
The Partnership continually evaluates the fair value of its equity interest in the joint venture. If management determines that the fair value is less than the carrying value of its interest, and such loss is other than temporary, the Partnership reduces its carrying value to fair value and recognizes the loss in the statements of operations.
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
Recent Accounting Pronouncements
In January 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-01, Financial Instruments - Overall ("ASU 2016-01"), which requires equity investments, except those accounted for under the equity method of accounting, to be measured at estimated fair value with changes in fair value recognized in net income. Additionally, ASU 2016-01 simplifies the impairment assessment of equity investments, and eliminates certain disclosure requirements. ASU 2016-01 is effective for the period beginning on January 1, 2018. The Partnership is currently evaluating the impact that the adoption of ASU 2016-01 will have on its financial statements or disclosures. The Partnership has not yet determined the effect of ASU 2016-01 in its financial position or results of operations.
In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-02, Leases ("ASU 2016-02"), which changes the definition of a lease, as well as the accounting for operating leases by requiring leasees to recognize assets and liabilities which arise from the lease, consisting of a liability to make lease payments (the lease liability) and a right-of-use asset, representing the right to use the leased asset over the term of the lease for all leases with a term greater than 12 months. Leases with a term of 12 months or less will continue to be recognized on a straight-line basis. Accounting for leases for lessors is substantially unchanged from prior practice, which means continuing to recognize lease revenue on a straight-line basis. ASU 2016-02 is effective for the period beginning on January 1, 2019, but early adoption is permitted. The Partnership is currently evaluating the impact that the adoption of ASU 2016-02 will have on its financial statements or disclosures and has not selected a transition date. The Partnership has not yet determined the effect of ASU 2016-02 in its financial position or results of operations .

3.	INVESTMENT IN JOINT VENTURES
Summary of Financial Information
Condensed financial information for the Joint Ventures for the three months ended March 31, 2016 and 2015, respectively, is presented below:

	Total Revenues		Income (Loss) from Continuing Operations		Income from Discontinued Operations		Net Income (Loss)
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,		March 31,
	2016	2015	2016	2015	2016	2015	2016	2015
Fund XIII-REIT Associates	$444,640	$480,629	$143,775	$221,735	$—	$—	$143,775	$221,735
Fund XIII-XIV Associates	—	—	—	(9,698)	—	1,666	—	(8,032)
	$444,640	$480,629	$143,775	$212,037	$—	$1,666	$143,775	$213,703

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

The Partnership allocates its share of net income, net loss, and gain (loss) on sale generated by the properties owned by the Joint Ventures to its Cash Preferred and Tax Preferred limited partners pursuant to the partnership agreement provisions outlined in Note 2. The components of income from discontinued operations recognized by the Joint Ventures are provided below:

	Three Months Ended			Three Months Ended
	March 31, 2016			March 31, 2015
	Operating Income	Gain (Loss) on Sale	Total	Operating Income	Gain (Loss) on Sale	Total
Fund XIII-REIT Associates	$—	$—	$—	$—	$—	$—
Fund XIII-XIV Associates	—	—	—	1,666	—	1,666
	$—	$—	$—	$1,666	$—	$1,666

Due from Joint Venture
As presented in the accompanying balance sheets, due from joint venture as of March 31, 2016 and December 31, 2015 includes operating cash flow generated by the remaining Joint Venture during the three months ended March 31, 2016 and December 31, 2015, respectively, which is payable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS
Management and Leasing Fees
The Partnership has entered into a property management, leasing, and asset management agreement with Wells Management Company, Inc. ("Wells Management"), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Partnership's properties, owned through the Joint Ventures, equal to the lesser of (a) 4.5% of the gross revenues collected monthly; or (b) fees that would be paid to a comparable outside firm, which is assessed periodically based on market studies. In the case of commercial properties leased on a long-term net-lease basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, are included in equity in income of joint ventures in the accompanying statements of operations. The Partnership's share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures and payable to Wells Management is $726 and $679 for the three months ended March 31, 2016 and 2015, respectively.
Administrative Reimbursements
Wells Capital, one of the Partnership's General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other Partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses payable to Wells Capital and Wells Management of $52,946 and $18,469 for the three months ended March 31, 2016 and 2015, respectively. As presented in the accompanying balance sheets, due to affiliates as of March 31, 2016 and December 31, 2015 represents administrative reimbursements due to Wells Capital and/or Wells Management.
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
Wells Capital and Wells Management are owned and controlled by WREF. The operations of Wells Capital, Wells Investment Securities, Inc., Wells Management, and their affiliates represent substantially all of the business of WREF. Accordingly, we focus on the financial condition of WREF when assessing the financial condition of Wells Capital and Wells Management. In the event that WREF were to become unable to meet its obligations as they become due, we might be required to find alternative service providers. Beginning in 2013, WREF began winding down its operations and, as a result, its workforce has been reduced. As of March 31, 2016, however, the Partnership has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due.

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
The following discussion and analysis should be read in conjunction with the accompanying financial statements and notes thereto. See also "Cautionary Note Regarding Forward-Looking Statements" preceding Part I, as well as our financial statements, the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations, all provided in our Annual Report on Form 10-K for the year ended December 31, 2015.
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
The first quarter 2016 operating distributions to limited partners holding Cash Preferred Units were reserved.

Property Summary
As we move further into the positioning-for-sale phase, we will continue to focus on re-leasing space that may become vacant upon the expiration of our current leases. In doing so, we will seek to maximize returns to our limited partners by attempting to negotiate long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs, and portfolio costs. As of April 30, 2016, we owned an interest in one remaining property.

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
Short-Term Liquidity
During the three months ended March 31, 2016, net cash outflows from operating activities were approximately $20,000 primarily due to funding our general and administrative expenses. The extent to which any future operating distributions are paid to limited partners will be largely dependent upon the amount of cash generated from the remaining Joint Venture, our expectations of future cash flows, and determination of near-term cash needs to fund our share of capital improvements and re-leasing costs for our remaining property.
We believe that the cash on hand and distributions due from the remaining Joint Venture will be sufficient to cover our working capital needs, including those provided for within our total liabilities of approximately $59,000, as of March 31, 2016.
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
As of March 31, 2016, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

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
Results of Operations
Comparison of the three months ended March 31, 2015 versus the three months ended March 31, 2016
Equity in Income of Joint Ventures
Equity in income of Joint Ventures decreased from $58,530 for the three months ended March 31, 2015 to $40,416 for the three months ended March 31, 2016, primarily due to an increase in the operating costs at 8560 Upland Drive in the first quarter of 2016 in addition to a non-recurring credit in expense in 2015. We expect equity in income of Joint Ventures to remain at a similar level as compared to the first quarter of 2016.
General and Administrative Expenses
General and administrative expenses increased from $78,270 for the three months ended March 31, 2015 to $121,886 for the three months ended March 31, 2016, primarily due to an increase in the allocation of costs related to reporting and regulatory requirements. We anticipate that future general and administrative expenses will vary based on future changes in our reporting and regulatory requirements.
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
Investment in Joint Ventures
We have evaluated the remaining Joint Venture and concluded that it is not a variable interest entity. We do not have control over the operations of the Joint Venture; however, we do exercise significant influence. Approval by us as well as the other joint venture partner is required for any major decision or any action that would materially affect the Joint Venture or its real property investment. Accordingly, we account for our investment in the Joint Venture using the equity method of accounting, whereby the original investment is recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. Pursuant to the terms of the joint venture agreement, all income (loss) and distributions are allocated to joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations, if available, are generally distributed to the joint venture partners on a quarterly basis.
We continually evaluate the fair value of our equity interest in the Joint Venture. If management determines that the fair value is less than the carrying value of our interest, and such loss is other than temporary, then we reduce our carrying value to fair value and recognize the loss in the statements of operations.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management's judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended March 31, 2016, requiring disclosure under Item 103 of Regulation S-K.

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act during the quarter ended March 31, 2016.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended March 31, 2016.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended March 31, 2016.

(b)	Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.OTHER INFORMATION

(a)	During the quarter ended March 31, 2016, there was no information required to be disclosed in a report on Form
8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS
The Exhibits to this report are set forth on Exhibit Index to First Quarter Form 10-Q attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XIII, L.P. (Registrant)

	By:	WELLS CAPITAL, INC. (General Partner)

May 16, 2016		/s/ RANDY A. SIMMONS
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