Form 10-Q
period 2016-09-30
WELLS REAL ESTATE FUND XIII L P
filed 2016-11-14
CIK 1127245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
The accompanying financial statements should be read in conjunction with the notes to the Partnership's financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations, all included in both this Quarterly Report on Form 10-Q and in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2015. The Partnership's results of operations for the three months and nine months ended September 30, 2016 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND XIII, L.P.

BALANCE SHEETS
(UNAUDITED)

	September 30, 2016	December 31, 2015
Assets:
Investment in joint venture	$2,874,391	$2,881,012
Cash and cash equivalents	3,977,003	4,050,609
Due from joint venture	—	81,591
Other assets	34,180	7,302
Total assets	$6,885,574	$7,020,514

Liabilities:
Accounts payable and accrued expenses	$4,048	$11,516
Due to affiliates	17,768	8,856
Total liabilities	21,816	20,372

Commitments and Contingencies

Partners' Capital:
Limited Partners:
Cash Preferred – 3,213,008 units issued and outstanding	6,863,585	6,998,605
Tax Preferred – 559,040 units issued and outstanding	—	—
General Partners	173	1,537
Total partners' capital	6,863,758	7,000,142
Total liabilities and partners' capital	$6,885,574	$7,020,514
See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Equity in Income of Joint Ventures	$49,904	$52,747	$138,045	$160,033
Interest and other income	—	—	—	2,909
Total Revenues	49,904	52,747	138,045	162,942

General and Administrative Expenses	88,468	51,547	274,429	200,196
Net Income (Loss)	$(38,564)	$1,200	$(136,384)	$(37,254)

Net Income (Loss) Allocated to:
Cash Preferred Limited Partners	$(38,178)	$5,596	$(135,020)	$27,763
Tax Preferred Limited Partners	$—	$(4,408)	$—	$(64,644)
General Partners	$(386)	$12	$(1,364)	$(373)

Net Income (Loss) per Weighted-Average Limited Partner Unit:
Cash Preferred	$(0.01)	$0.00	$(0.04)	$0.01
Tax Preferred	$0.00	$(0.01)	$0.00	$(0.12)

Weighted-Average Limited Partner Units Outstanding:
Cash Preferred	3,213,008	3,213,008	3,213,008	3,213,008
Tax Preferred	559,040	559,040	559,040	559,040
See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF PARTNERS' CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 2015
AND THE NINE MONTHS ENDED SEPTEMBER 30, 2016
(UNAUDITED)

	Limited Partners				General Partners	Total Partners' Capital
	Cash Preferred		Tax Preferred
	Units	Amount	Units	Amount
BALANCE, December 31, 2014	3,213,008	$14,320,598	559,040	$1,279,661	$2,156	$15,602,415

Net income (loss)	—	3,405	—	(64,644)	(619)	(61,858)
Distributions of net sale proceeds ($2.28 and $2.17 per weighted-average Cash Preferred Unit and Tax Preferred Unit, respectively)	—	(7,325,398)	—	(1,215,017)	—	(8,540,415)
BALANCE, December 31, 2015	3,213,008	6,998,605	559,040	—	1,537	7,000,142

Net loss	—	(135,020)	—	—	(1,364)	(136,384)
BALANCE, September 30, 2016	3,213,008	$6,863,585	559,040	$—	$173	$6,863,758
See accompanying notes.

 WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(136,384)	$(37,254)
Operating distributions received from joint ventures	226,257	254,805
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Equity in income of joint ventures	(138,045)	(160,033)
Changes in assets and liabilities:
(Increase) decrease in other assets	(26,878)	17,338
Decrease in accounts payable and accrued expenses	(7,468)	(505)
Increase in due to affiliates	8,912	48
Net cash (used in) provided by operating activities	(73,606)	74,399

Cash Flows from Investing Activities:
Net sale proceeds received from joint ventures	—	6,174,770
Investment in joint ventures	—	(3,800)
Net cash provided by investing activities	—	6,170,970

Cash Flows from Financing Activities:
Distributions of net sale proceeds to limited partners	—	(8,540,415)
Net Decrease in Cash and Cash Equivalents	(73,606)	(2,295,046)

Cash and Cash Equivalents, beginning of period	4,050,609	6,334,881
Cash and Cash Equivalents, end of period	$3,977,003	$4,039,835
See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2016 (unaudited)

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
Summary of Financial Information
Condensed financial information for the Joint Ventures for the three months and nine months ended September 30, 2016 and 2015, respectively, is presented below:

	Total Revenues		Income from Continuing Operations		Income from Discontinued Operations		Net Income
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,		September 30,
	2016	2015	2016	2015	2016	2015	2016	2015
Fund XIII-REIT Associates	$499,813	$495,923	$177,531	$187,644	$—	$—	$177,531	$187,644
Fund XIII-XIV Associates	—	—	—	—	—	—	—	—
	$499,813	$495,923	$177,531	$187,644	$—	$—	$177,531	$187,644

	Total Revenues		Income (Loss) from Continuing Operations		Income from Discontinued Operations		Net Income (Loss)
	Nine Months Ended		Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2016	2015	2016	2015	2016	2015	2016	2015
Fund XIII-REIT Associates	$1,448,064	$1,461,622	$491,087	$582,827	$—	$—	$491,087	$582,827
Fund XIII-XIV Associates	—	—	—	(9,698)	—	1,666	—	(8,032)
	$1,448,064	$1,461,622	$491,087	$573,129	$—	$1,666	$491,087	$574,795

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
Due from Joint Venture
As presented in the accompanying balance sheets, due from joint venture as of December 31, 2015 includes operating cash flow generated by the remaining Joint Venture during the three months ended December 31, 2015, which is payable to the Partnership.

4.	RELATED-PARTY TRANSACTIONS
Management and Leasing Fees
The Partnership has entered into a property management, leasing, and asset management agreement with Wells Management Company, Inc. ("Wells Management"), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Partnership's properties, owned through the Joint Venture, equal to the lesser of (a) 4.5% of the gross revenues collected monthly; or (b) fees that would be paid to a comparable outside firm, which is assessed periodically based on market studies. In the case of commercial properties leased on a long-term net-lease basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Venture and, accordingly, are included in equity in income of joint ventures in the accompanying statements of operations. The Partnership's share of management and leasing fees and lease acquisition costs incurred through the Joint Venture and payable to Wells Management is $1,041 and $709 for the three months ended September 30, 2016 and 2015, respectively, and $2,490 and $2,210 for the nine months ended September 30, 2016 and 2015, respectively.
Administrative Reimbursements
Wells Capital, one of the Partnership's General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other Partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses payable to Wells Capital and Wells Management of $53,304 and $17,385 for the three months ended September 30, 2016 and 2015, respectively, and $132,902 and $53,843 for the nine months ended September 30, 2016 and 2015, respectively. As presented in the accompanying balance sheets, due to affiliates as of September 30, 2016 and December 31, 2015 represents administrative reimbursements due to Wells Capital and/or Wells Management.
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
Wells Capital and Wells Management are owned and controlled by WREF. The operations of Wells Capital, Wells Investment Securities, Inc., Wells Management, and their affiliates represent substantially all of the business of WREF. Accordingly, we focus on the financial condition of WREF when assessing the financial condition of Wells Capital and Wells Management. In the event that WREF were to become unable to meet its obligations as they become due, we might be required to find alternative service providers. Beginning in 2013, WREF began winding down its operations and, as a result, its workforce has been reduced. As of September 30, 2016, however, the Partnership has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due.

5.	ECONOMIC DEPENDENCY
The Partnership is dependent upon the ability of its current tenant, Quantum Corporation ("Quantum") to pay its contractual rent amounts as they become due. The inability of a tenant to pay future rental amounts would be likely to have a negative impact on the Partnership's results of operations. The Partnership is not currently aware of any reason why Quantum should not be able to pay its contractual rental amounts as they become due in all material respects. Situations preventing the tenant from paying contractual rents could result in a material adverse impact on the Partnership's results of operations. FedEx Ground Package System, Inc. ("FedEx"), which occupied 44% of the building, vacated their space upon expiration of their lease on September 30, 2016. We are currently marketing the vacant space.

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
The third quarter 2016 operating distributions to limited partners holding Cash Preferred Units were reserved.
Property Summary
As we move further into the positioning-for-sale phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current lease. In doing so, we will seek to maximize returns to our limited partners by attempting to negotiate long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs, and portfolio costs. As of October 31, 2016, we owned an interest in one remaining property.

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

•
8560 Upland Drive, located in Englewood, Colorado, is currently 56% leased to Quantum following the expiration of the FedEx lease on September 30, 2016. The Quantum lease expires on December 31, 2021. We are currently focusing on re-leasing the vacant space in anticipation of marketing the building for sale

Liquidity and Capital Resources
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
Our operating strategy entails funding expenditures related to the recurring operations of our remaining property with operating cash flows, including current and prior period operating distributions received from the Joint Venture, and assessing the amount of remaining cash flows that will be required to fund known future re-leasing costs and other capital improvements. Any residual operating cash flows are generally considered available for distribution to the Cash Preferred limited partners and, unless reserved, are generally paid quarterly. As a result, the ongoing monitoring of our cash position is critical to ensuring that adequate liquidity and capital resources are available. Economic downturns in our remaining market could adversely impact the ability of our tenant to honor lease payments and our ability to re-lease space on favorable terms as leases expire or space otherwise becomes vacant. In the event of either situation, cash flows and, consequently, our ability to provide funding for capital needs could be adversely affected.
Short-Term Liquidity
During the nine months ended September 30, 2016, net cash outflows from operating activities were approximately $74,000 primarily due to funding our general and administrative expenses. The extent to which any future operating distributions are paid to limited partners will be largely dependent upon the amount of cash generated from the remaining Joint Venture, our expectations of future cash flows, and determination of near-term cash needs to fund our share of capital improvements and re-leasing costs for our remaining property. The third quarter 2016 operating distributions to limited partners were reserved.
We believe that the cash on hand and distributions due from the remaining Joint Venture will be sufficient to cover our working capital needs, including those provided for within our total liabilities of approximately $22,000, as of September 30, 2016.
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
As of September 30, 2016, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

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
Results of Operations
Comparison of the three months ended September 30, 2015 versus the three months ended September 30, 2016
Equity in Income of Joint Ventures
Equity in income of Joint Ventures remained relatively stable at $52,747 for the three months ended September 30, 2015 and $49,904 for the three months ended September 30, 2016. Absent leasing activity at 8560 Upland Drive, we expect equity in income of Joint Ventures to decrease in the near term due to the expiration of the FedEx lease in September 2016.
General and Administrative Expenses
General and administrative expenses increased from $51,547 for the three months ended September 30, 2015 to $88,468 for the three months ended September 30, 2016, primarily due to an increase in the allocation of costs related to reporting and regulatory requirements. We anticipate that future general and administrative expenses will vary based on future changes in our reporting and regulatory requirements.
Comparison of the nine months ended September 30, 2015 versus the nine months ended September 30, 2016
Equity in Income of Joint Ventures
Equity in income of Joint Ventures decreased from $160,033 for the nine months ended September 30, 2015 to $138,045 for the nine months ended September 30, 2016, primarily due to an increase in the operating costs at 8560 Upland Drive in 2016 in addition to a non-recurring credit in expense in 2015. Absent leasing activity at 8560 Upland Drive, we expect equity in income of Joint Ventures to decrease in the near term due to the expiration of the FedEx lease in September 2016.
General and Administrative Expenses
General and administrative expenses increased from $200,196 for the nine months ended September 30, 2015 to $274,429 for the nine months ended September 30, 2016, primarily due to an increase in the allocation of costs related to reporting and regulatory requirements. We anticipate that future general and administrative expenses will vary based on future changes in our reporting and regulatory requirements.

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
Investment in Joint Venture
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management's judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended September 30, 2016, requiring disclosure under Item 103 of Regulation S-K.

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act during the quarter ended September 30, 2016.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended September 30, 2016.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended September 30, 2016.

(b)	Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.OTHER INFORMATION

(a)	During the quarter ended September 30, 2016, there was no information required to be disclosed in a report on Form
8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS
The Exhibits to this report are set forth on Exhibit Index to Third Quarter Form 10-Q attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XIII, L.P. (Registrant)

	By:	WELLS CAPITAL, INC. (General Partner)

November 14, 2016		/s/ RANDY A. SIMMONS
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