Form 10-K
period 2016-12-31
WELLS REAL ESTATE FUND XIII L P
filed 2017-03-31
CIK 1127245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________
FORM 10-K
__________________________________

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2016

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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ (Do not check if a smaller reporting company) Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The registrant conducted its offering pursuant to a Form S-11, which commenced on March 29, 2001 and terminated on March 28, 2003. Units in the offering were sold at $10 per limited partnership unit, with discounts available for certain categories of purchasers. There is no established market for the registrant's limited partnership units. The number of Cash Preferred Units and Tax Preferred Units held by non-affiliates as of June 30, 2016 was approximately 3,213,008 and 559,040, respectively.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Form 10-K of Wells Real Estate Fund XIII, L.P. (the "Partnership" or the "Registrant") other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as "may," "will," "expect," "intend," "anticipate","seek," "estimate," "believe," "continue," or other similar words. Specifically, we consider, among others, statements concerning future operating results and cash flows, our ability to meet future obligations, and the amount and timing of any future distributions to limited partners to be forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission ("SEC"). We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this Form 10-K, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
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
As of February 28, 2017, we owned a partial interest in one property located in Englewood, Colorado encompassing approximately 149,000 square feet. See Item 2, "Properties" for a more detailed description of the properties we owned or own an interest in through joint ventures during the periods presented.
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
Employees
We have no direct employees. The employees of Wells Capital and Wells Management Company, Inc. ("Wells Management"), an affiliate of the General Partners, perform a full range of real estate and administrative services for us, including leasing and property management, accounting, asset management, and investor relations. See Item 13, "Certain Relationships and Related Transactions," for a summary of the fees paid to the General Partners or their affiliates during the years ended December 31, 2016, 2015, and 2014.
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
Wells Capital and Wells Management are owned and controlled by WREF. The operations of Wells Capital, Wells Management, and their affiliates represent substantially all of the business of WREF. Accordingly, we focus on the financial condition of WREF when assessing the financial condition of Wells Capital and Wells Management. In the event that WREF were to become unable to meet its obligations as they become due, we might be required to find alternative service providers. Beginning in 2013, WREF began winding down its operations and, as a result, its workforce has been reduced. As of December 31, 2016, we have no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due.
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
Website Address
Access to copies of each of our filings with the SEC is available, free of charge, on the SEC's website, located at https://www.sec.gov. We maintain an Internet website, located at http://www.wellsref.com. Reference to our website does not constitute incorporation by reference of the information contained on the site and should not be considered part of this document.

ITEM 1A.	RISK FACTORS.
Risk Related to Current Economic Conditions
Disruptions in the financial markets and deteriorating economic conditions could adversely impact our ability to implement our investment strategy and achieve our investment objectives.
United States and global financial markets experienced extreme volatility and disruption in recent years. There was widespread tightening in overall credit markets, devaluation of the assets underlying certain financial contracts and increased borrowing by governmental entities. The recent turmoil in the capital markets resulted in constrained equity and debt capital available for investment in the real estate market, resulting in fewer buyers seeking to acquire real properties, increases in capitalization rates and lower property values. Recently, capital has been more available and the overall economy has improved. However, the failure of a sustained economic recovery or future disruptions in the financial markets and deteriorating economic conditions could impact the value of our investments in our remaining property. In addition, if potential purchasers of real properties have difficulty obtaining capital to finance property acquisitions, capitalization rates could increase and property values could decrease. Current economic conditions greatly increase the risks of our investment. See “Real Estate Risks.”
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
We intend to hold the remaining real property in which we are invested until such time as the General Partners determine that the sale or other disposition thereof appears to be advantageous to achieve our investment objectives or until the sale of the property is warranted, even if it appears that such objectives will not be met. Our General Partners may exercise their discretion as to whether and when to sell a property, and we will have no obligation to sell our remaining property at any particular time, except upon the termination of the Partnership as specified in the partnership agreement, or earlier if a majority of the limited partners vote to liquidate the Partnership pursuant to a formal proxy to liquidate. We cannot predict with any certainty the various market conditions affecting real estate investments that will exist at any particular time in the future. Due to the uncertainty of market conditions that may affect the future disposition of our remaining property, we cannot assure you that we will be able to sell our property at a profit in the future. Accordingly, the timing of liquidation of the Partnership and the extent to which you will receive cash distributions and realize potential appreciation on our real estate investment will be dependent upon fluctuating market conditions.
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
During the periods presented, we owned interests in the following joint ventures (the "Joint Ventures") and properties:

		Ownership %		Leased % as of December 31,
Joint Venture	Joint Venture Partners		Properties	2016	2015	2014	2013	2012
Wells Fund XIII-REIT Joint Venture Partnership ("Fund XIII-REIT Associates")	Wells Real Estate Fund XIII, L.P. Piedmont Operating Partnership, LP	28.1% 71.9%	1. 8560 Upland Drive(1) Two connected one-story office and assembly buildings located in Englewood, Colorado	100%	100%	100%	57%	74%
			2. Two Park Center(2) A four-story office building located in Hoffman Estates, Illinois	—	—	—	38%(3)	38%
Fund XIII and Fund XIV Associates ("Fund XIII-XIV Associates")(4)	Wells Real Estate Fund XIII, L.P. Wells Real Estate Fund XIV, L.P.	47.3% 52.7%	3. Siemens - Orlando Building(5) Two one-story office buildings located in Orlando, Florida	—	—	—	100%	100%

(1)	Charter Communications Holding Company, LLC's lease for 43% of building was signed December 31, 2016 and commences May 2017.

(2)	This property was sold in May 2014.

(3)	Effective January 1, 2014, Two Park Center was 0% leased.

(4)	This joint venture wound up its affairs and was terminated in 2015.

(5)	This property was sold in December 2014.

Wells Real Estate Fund XIV, L.P. was affiliated with us through common general partners. Each of the properties described above was acquired on an all-cash basis.
Lease Expirations
As of December 31, 2016, the lease expirations scheduled during the following 10 years for the property in which we hold an interest through the Joint Venture, assuming no exercise of renewal options or termination rights, are summarized below:

Year of Lease Expiration	Number of Leases Expiring	Square Feet Expiring	Annualized Gross Base Rent in Year of Expiration	Partnership Share of Annualized Gross Base Rent in Year of Expiration(1)	Percentage of Total Square Feet Expiring	Percentage of Total Annualized Gross Base Rent in Year of Expiration
2021(2)	1	83,877	$827,866	$232,713	100.0%	100.0%

(1)	Our share of annualized gross base rent in year of expiration is calculated based on our ownership percentage in the joint venture that owns the leased property.

(2)	8560 Upland Drive: Quantum Corporation lease (approximately 83,900 square feet).

Property Descriptions
The properties in which we own or owned an interest through the Joint Ventures during the periods presented are further described below:
Remaining Property We Currently Own
8560 Upland Drive
The 8560 Upland Drive property consists of two one-story office buildings connected to a light assembly building containing approximately 148,000 rentable square feet located in Englewood, Colorado. Additionally, Fund XIII-REIT Associates purchased an undeveloped 3.43-acre tract of land immediately adjacent to 8560 Upland Drive. The 8560 Upland Drive property was under a lease agreement with Quantum Corporation ("Quantum") for the entire property, which was set to expire on December 31, 2011. On April 11, 2011, Fund XIII-REIT Associates entered into the first lease amendment, which reduced Quantum's square footage from 100% of the building to approximately 57% of the building, effective January 1, 2012, and extended the lease term on the reduced square footage to December 31, 2021. Quantum has the right to extend the lease term for two additional five-year periods at the then-current fair market rental rate. As of December 31, 2016, annual base rent payable under the Quantum lease was approximately $750,000, increasing by 2% annually each January through the expiration of the lease. The annualized base rent in 2021 will be approximately $828,000.
In December 2016, Fund XIII-REIT Associates executed a lease with Charter Communications Holding Company, LLC ("Charter") for approximately 43% of the building that commences in May 2017 and expires in October 2027. Following a six-month base rental abatement period, annual base rent of $11.50 per square foot shall be payable and is scheduled to increase by approximately 3% annually beginning on the 19th month of the Lease. In addition to monthly base rent, Charter will be required to reimburse the Joint Venture for its pro rata share of all operating expenses and real estate taxes for 8560 Upland Drive. Charter is entitled to a landlord-funded tenant allowance not to exceed $20 per square foot. The Lease is subject to termination by Charter at the end of 90 months upon payment of a termination fee in accordance with the Lease. Charter has the right to extend the Lease term for two additional five-year periods at the then current fair market rental rate. The annualized base rent in 2027 will be approximately $970,000.
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
Summary
As of February 28, 2017, 3,213,008 Cash Preferred Units and 559,040 Tax Preferred Units, held by a total of 1,286 and 139 limited partners, respectively, were outstanding. Original capital contributions were equal to $10.00 per each limited partnership unit. As of February 28, 2017, we have returned capital in the form of distributions of net sale proceeds to our limited partners equal to, on average, $6.64 per Cash Preferred Unit and $10.07 per Tax Preferred Unit, as further described below. A public trading market has not been established for our limited partnership units, nor is such a market anticipated to develop in the future. The partnership agreement provides the General Partners with the right to prohibit transfers of units under certain circumstances.
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
The General Partners of the Partnership recently completed their estimated unit valuations as of December 31, 2016. Utilizing the foregoing methodology, the General Partners have estimated our unit valuations, based on their estimates of property values as of December 31, 2016, to be approximately $2.13 per Cash Preferred Unit and $2.13 per Tax Preferred Unit, based upon market conditions existing at December 31, 2016. These estimates should not be viewed as an accurate reflection of the value of the limited partners' units, how much limited partners might be able to sell their units for, or the fair market value of the Partnership's remaining property, nor do they necessarily represent the amount of net proceeds limited partners would receive if our remaining property was sold and the proceeds were distributed in a liquidation of the Partnership. There is no established public trading market for our limited partnership units, and it is not anticipated that a public trading market for the units will ever develop. In addition, property values are subject to change and could decline in the future. As required by the partnership agreement, the General Partners have obtained an opinion from The David L. Beal Company, an independent appraiser certified by the Member Appraisal Institute, to the effect that such estimates of value were deemed reasonable and were prepared in accordance with appropriate methods for valuing real estate.
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
It should also be noted that we are in the process of selling our remaining property. In considering the foregoing estimated unit valuations, it should be noted that we have previously distributed net sale proceeds in the amount of $6.64 per Cash Preferred Unit and $10.07 per Tax Preferred Unit to our limited partners. These amounts are intended to represent the per-unit distributions received by limited partners who purchased their units directly from us in our original public offering of units, and who have made no conversion elections under the partnership agreement. Limited partners who have made one or more conversion elections would have received different levels of per-unit distributions.

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
No operating cash distributions were paid to the limited partners holding Cash Preferred Units or Tax Preferred Units, or to the General Partners during the years ended December 31, 2016 and 2015.
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
During the years ended December 31, 2016 and 2015, we distributed net sale proceeds of approximately $0 and $8,540,000, respectively, to the limited partners holding Cash Preferred Units or Tax Preferred Units. No net sale proceeds distributions were paid to the General Partners during the years ended December 31, 2016 and 2015.

ITEM 6.     SELECTED FINANCIAL DATA.
A summary of the selected financial data as of and for the fiscal years ended December 31, 2016, 2015, 2014, 2013, and 2012 for the Partnership is provided below. The comparability of net income (loss) for the periods presented below is impacted by the sale of properties described in Item 2.

	2016	2015	2014	2013	2012
Total assets	$6,782,089	$7,020,514	$15,609,911	$13,433,675	$15,012,286
Equity in income of Joint Ventures	$141,341	$212,340	$2,399,540	$315,438	$202,588
Net income (loss)	$(224,794)	$(61,858)	$2,188,060	$(1,581,585)	$10,443
Net income (loss) allocated to:
Cash Preferred Limited Partners	$(223,257)	$3,405	$907,445	$(1,565,769)	$10,339
Tax Preferred Limited Partners	$—	$(64,644)	$1,279,661	$—	$—
General Partners	$(1,537)	$(619)	$954	$(15,816)	$104
Net income (loss) per weighted-average Limited Partner Unit:
Cash Preferred	$(0.07)	$—	$0.28	$(0.49)	$—
Tax Preferred	$—	$(0.12)	$2.29	$—	$—
Operating cash distributions per weighted- average Cash Preferred Limited Partner Unit:
Investment income	$—	$—	$—	$—	$—
Return of capital	$—	$—	$—	$—	$—
Operating cash distributions per weighted- average Tax Preferred Limited Partner Unit:
Investment income	$—	$—	$—	$—	$—
Return of capital	$—	$—	$—	$—	$—
Distribution of net sale proceeds per weighted- average Limited Partner Unit:
Cash Preferred	$—	$7,325,398	$—	$—	$—
Tax Preferred	$—	$1,215,017	$—	$—	$—

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis should be read in conjunction with the Selected Financial Data presented in Item 6 and our accompanying financial statements and notes thereto. See also "Cautionary Note Regarding Forward-Looking Statements" preceding Part I of this report and "Risk Factors" in Item 1A of this report.
Overview
Portfolio Overview
We are currently in the positioning-for-sale phase of our life cycle. We have sold six of the seven properties in which we have held interests. Effective September 30, 2016, FedEx Ground Package System, Inc. vacated its space at 8560 Upland Drive upon the expiration of its lease. In December 2016, Fund XIII-REIT Associates executed a lease with Charter Communications Holding Company, LLC ("Charter") for approximately 43% of 8560 Upland Drive that extends through October 2027.
The 2016 operating distributions to limited partners holding Cash Preferred Units were reserved.
Property Summary
As we move further into the positioning-for-sale phase, we will continue to focus on re-leasing space that may become vacant upon the expiration of our current leases. In doing so, we will seek to maximize returns to our limited partners by attempting to negotiate long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs, and portfolio costs. As of February 28, 2017, we owned an interest in one remaining property.
Information relating to the properties owned, or previously owned, by the Joint Ventures is provided below:

•	The AmeriCredit Building was sold on April 13, 2005.

•	The John Wiley Building was sold on April 13, 2005.

•	The 7500 Setzler Parkway building was sold on January 31, 2007.

•	The Randstad – Atlanta Building was sold on April 24, 2007.

•	Two Park Center was sold on May 29, 2014.

•	The Siemens – Orlando Building was sold on December 31, 2014.

•	8560 Upland Drive, located in Englewood, Colorado, is currently 100% leased to Charter and Quantum.
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
Short-Term Liquidity
During the year ended December 31, 2016, net cash outflows from operating activities were approximately $180,000 primarily due to funding our general and administrative expenses. The extent to which any future operating distributions are paid to limited partners will be largely dependent upon the amount of cash generated from the remaining Joint Venture, our expectations of future cash flows, and determination of near-term cash needs to fund our share of capital improvements and re-leasing costs for our remaining property. The 2016 operating distributions to limited partners were reserved.
We believe that the cash on hand and distributions due from the remaining Joint Venture will be sufficient to cover our working capital needs, including those provided for within our total liabilities of approximately $7,000, as of December 31, 2016.
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
As of December 31, 2016, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

	Net Sale Proceeds	Partnership's Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of December 31, 2016	Undistributed Net Sale Proceeds as of December 31, 2016
Property Sold				Amount	Purpose
AmeriCredit Building (sold in 2005)	$14,301,802	28.11%	$4,020,236	$—	—	$4,020,236	$—
John Wiley Building (sold in 2005)	$21,427,599	28.11%	6,023,298	—	—	6,023,298	—
7500 Setzler Parkway (sold in 2007)	$8,723,080	47.30%	4,126,017	—	—	4,126,017	—
Randstad-Atlanta Building (sold in 2007)	$8,992,600	47.30%	4,253,500	—	—	4,253,500	—
Two Park Center (sold in 2014)	$8,369,237	28.11%	2,352,592	—	—	2,352,592	—
Siemens-Orlando Building (sold in 2014)	$13,054,482	47.30%	6,174,770	—	—	6,174,770	—
Total			$26,950,413	$—		$26,950,413	$—
Our General Partners distributed net sale proceeds of approximately $8,540,000 in April 2015 from the sales of the Randstad - Atlanta Building, Two Park Center, and the Siemens - Orlando Building.
Results of Operations
Comparison of the year ended December 31, 2015 vs. the year ended December 31, 2016
Equity in Income of Joint Ventures
Equity in income of Joint Ventures decreased from $212,340 for the year ended December 31, 2015 to $141,341 for the year ended December 31, 2016, primarily due to a decrease in rental and reimbursement income at 8560 Upland Drive related to the expiration of the FedEx lease in September 2016. We expect equity in income of Joint Ventures to increase as a result of the execution of the lease with Charter.
General and Administrative Expenses
General and administrative expenses increased from $277,107 for the year ended December 31, 2015 to $366,135 for the year ended December 31, 2016, primarily due to an increase in the allocation of costs related to reporting and regulatory requirements. We anticipate that future general and administrative expenses will vary based on future changes in our reporting and regulatory requirements.
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
The Partnership continually evaluates the fair value of its equity interest in the Joint Venture. If management determines that the fair value is less than the carrying value of its interest, and such loss is other than temporary, the Partnership reduces its carrying value to fair value and recognizes the loss in the statement of operations.
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
There were no disagreements with our independent registered public accounting firm during the years ended December 31, 2016 and 2015.

ITEM 9A.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of management of Wells Capital, one of our General Partners, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Rule 13a-15(b) of the Exchange Act as of December 31, 2016. Based upon that evaluation, which was completed as of the end of the period covered by this Form 10-K, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2016, in providing a reasonable level of assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2016. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes that our system of internal control over financial reporting met those criteria, and therefore our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2016.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.
For the quarter ended December 31, 2016, all items required to be disclosed under Form 8-K were reported under Form 8-K.

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
Leo F. Wells
Mr. Wells, 73, who serves as one of our General Partners, is the president, treasurer, and sole director of Wells Capital, which is our corporate general partner. He is also the sole stockholder and sole director of WREF, which he founded in 1984 and served as WREF's President and Treasurer until February 2012. WREF directly or indirectly owns Wells Capital, the Advisor; Wells Management; and Wells Investment Securities, Inc. He is also the president, treasurer, and sole director of Wells Management.
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
Section 16(a), Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires the officers and directors of our general partner, and persons who own 10% or more of any class of equity interests in the Partnership, to report their beneficial ownership of equity interests in the Partnership to the SEC. Their initial reports are required to be filed using the SEC's Form 3, and they are required to report subsequent purchases, sales, and other changes using the SEC's Form 4, which must be filed within two business days of most transactions. Officers, directors, and partners owning more than 10% of any class of equity interests in the Partnership are required by SEC regulations to furnish us with copies of all reports they file pursuant to Section 16(a). We believe all persons subject to these reporting requirements filed any reports on a timely basis in 2016.
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
See Item 13, "Certain Relationships and Related Transactions," for a description of the fees we incurred that were payable to affiliates of the General Partners during the year ended December 31, 2016.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a)	No limited partner owns beneficially more than 5% of any class of the outstanding units of the Partnership as of February 28, 2017.

(b)	Set forth below is the security ownership of management as of February 28, 2017.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Limited Partnership Units	Leo F. Wells, III	2,095.945 Units(1)	Less than 1%

(1)	Leo F. Wells, III owns 2,095.945 Cash Preferred Units through an individual retirement account.

(c)	No arrangements exist which would, upon operation, result in a change in control of the Partnership.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
The compensation and fees we pay to our General Partners or their affiliates in connection with our operations are as follows:
Interest in Partnership Cash Flow and Net Sales Proceeds
The General Partners are entitled to receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the limited partners holding Cash Preferred Units have received preferential distributions equal to 10% of their adjusted capital accounts in each fiscal year. The General Partners are also entitled to receive a subordinated participation in net sales proceeds and net financing proceeds equal to 20% of residual proceeds available for distribution after limited partners holding Cash Preferred Units have received a return of their adjusted capital contributions plus a 10% cumulative return on their adjusted capital contributions, and limited partners holding Tax Preferred Units have received a return of their adjusted capital contributions plus a 15% cumulative return on their adjusted capital contributions, provided, however, that in no event shall the General Partners receive in the aggregate in excess of 15% of net sales proceeds and net financing proceeds remaining after payments to limited partners from such proceeds of amounts equal to the sum of their adjusted capital contributions plus a 6% cumulative return on their adjusted capital contributions. The General Partners did not receive any distributions of net cash from operations or net sales proceeds during the years ended December 31, 2016, 2015, and 2014.
Management and Leasing Fees
We have entered into a property management, leasing, and asset management agreement with Wells Management, an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of our properties, owned directly or through the Joint Ventures, equal to the lesser of (a) fees that would be paid to a comparable outside firm, that is assessed periodically based on market studies, or (b) 4.5% of the gross revenues collected monthly; plus, a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month's rent. In the case of commercial properties leased on a long-term net-lease basis (10 or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, are included in equity in income of joint ventures in the accompanying statements of operations. Our share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures that are payable to Wells Management is $2,943, $2,935, and $8,705 for the years ended December 31, 2016, 2015, and 2014, respectively.
Administrative Reimbursements
Wells Capital, one of our General Partners, and Wells Management perform certain administrative services for us, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. We incurred administrative expenses of $186,206, $80,736, and $92,145 payable to Wells Capital and Wells Management for the years ended December 31, 2016, 2015, and 2014, respectively.
Real Estate Commissions
In connection with the sale of our properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (a) 50% of the commissions customarily charged by other brokers in arm's-length transactions involving comparable properties in the same geographic area or (b) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after limited partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. No real estate commissions were paid to the General Partners or affiliates for the years ended December 31, 2016, 2015, or 2014.
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

Fees Paid to the Independent Registered Public Accountants
Frazier & Deeter, LLC serves as our independent registered public accountants and has provided audit services since September 22, 2006.  All such fees are recognized in the period to which the services relate. A portion of such fees is allocated to the joint ventures in which we invest. The aggregate fees billed to us for professional accounting services by Frazier & Deeter, LLC, including the audit of our annual financial statements for the fiscal years ended December 31, 2016 and 2015, are set forth in the table below.

	2016	2015
Audit Fees	$42,200	$40,235
Audit-Related Fees	—	—
Tax Fees	—	—
Other Fees	—	—
Total	$42,200	$40,235

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
During the fiscal years ended December 31, 2016 and 2015, 100% of the services performed by Frazier & Deeter, LLC described above under the caption "Audit Fees" were approved in advance by a member of the Financial Oversight Committee. In addition, fees were incurred for tax services performed by an accounting firm separate from our independent registered public accountants in each year presented.
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

WELLS REAL ESTATE FUND XIII, L.P. (Registrant)

	By:	WELLS CAPITAL, INC. (General Partner)

March 31, 2017		/s/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

March 31, 2017		/s/ RANDY A. SIMMONS
Randy A. Simmons Senior Vice President and Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX
TO
2016 FORM 10-K
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

*10.28	Reinstatement of and First Amendment to Purchase and Sale Agreement (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund XIII, L.P. for the quarter ended March 31, 2015, Commission File No. 000-49633)
10.29	Lease between Wells Real Estate Fund XIII-REIT Joint Venture Partnership and Charter Communications Holding Company, LLC related to 8560 Upland Drive
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Previously filed and incorporated herein by reference.

WELLS REAL ESTATE FUND XIII, L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners of
Wells Real Estate Fund XIII, L.P.

We have audited the accompanying balance sheets of Wells Real Estate Fund XIII, L.P. (the "Partnership") as of December 31, 2016 and 2015, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund XIII, L.P. as of December 31, 2016 and 2015 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Frazier & Deeter, LLC

Atlanta, Georgia
March 31, 2017

WELLS REAL ESTATE FUND XIII, L.P.

BALANCE SHEETS

	December 31, 2016	December 31, 2015
Assets:
Investment in joint venture	$2,877,687	$2,881,012
Cash and cash equivalents	3,870,222	4,050,609
Due from joint venture	—	81,591
Other assets	34,180	7,302
Total assets	$6,782,089	$7,020,514

Liabilities:
Accounts payable and accrued expenses	$6,741	$11,516
Due to affiliates	—	8,856
Total liabilities	6,741	20,372

Commitments and Contingencies

Partners' Capital:
Limited Partners:
Cash Preferred – 3,213,008 units issued and outstanding	6,775,348	6,998,605
Tax Preferred – 559,040 units issued and outstanding	—	—
General Partners	—	1,537
Total partners' capital	6,775,348	7,000,142
Total liabilities and partners' capital	$6,782,089	$7,020,514
See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF OPERATIONS

	Years ended December 31,
	2016	2015	2014
Revenues:
Equity in Income of Joint Ventures	$141,341	$212,340	$2,399,540
Interest and other income	—	2,909	2,508
Total revenues	141,341	215,249	2,402,048

General and administrative expenses	366,135	277,107	213,988
Net Income (Loss)	$(224,794)	$(61,858)	$2,188,060

Net Income (Loss) Allocated to:
Cash Preferred Limited Partners	$(223,257)	$3,405	$907,445
Tax Preferred Limited Partners	$—	$(64,644)	$1,279,661
General Partners	$(1,537)	$(619)	$954

Net Income (Loss) per Weighted-Average Limited Partner Unit:
Cash Preferred	$(0.07)	$0.00	$0.28
Tax Preferred	$0.00	$(0.12)	$2.29

Weighted-Average Limited Partner Units Outstanding:
Cash Preferred	3,213,008	3,213,008	3,213,008
Tax Preferred	559,040	559,040	559,040
See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF PARTNERS' CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014

	Limited Partners				General Partners	Total Partners' Capital
	Cash Preferred		Tax Preferred
	Units	Amount	Units	Amount
BALANCE, December 31, 2013	3,213,008	$13,413,153	559,040	$—	$1,202	$13,414,355

Net income	—	907,445	—	1,279,661	954	2,188,060
BALANCE, December 31, 2014	3,213,008	14,320,598	559,040	1,279,661	2,156	15,602,415

Net income (loss)	—	3,405	—	(64,644)	(619)	(61,858)
Distributions of net sale proceeds ($2.28 and $2.17 per weighted-average Cash Preferred Unit and Tax Preferred Unit, respectively)	—	(7,325,398)	—	(1,215,017)	—	(8,540,415)
BALANCE, December 31, 2015	3,213,008	6,998,605	559,040	—	1,537	7,000,142

Net loss	—	(223,257)	—	—	(1,537)	(224,794)
BALANCE, December 31, 2016	3,213,008	$6,775,348	559,040	$—	$—	$6,775,348
See accompanying notes.

 WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2016	2015	2014
Cash Flows from Operating Activities:
Net income (loss)	$(224,794)	$(61,858)	$2,188,060
Operating distributions received from joint ventures	226,257	336,459	284,391
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Equity in income of joint ventures	(141,341)	(212,340)	(2,399,540)
Changes in assets and liabilities:
(Increase) decrease in other assets	(26,878)	10,036	(4,358)
(Decrease) increase in accounts payable and accrued expenses	(4,775)	9,675	(10,672)
(Decrease) increase in due to affiliates	(8,856)	3,201	(1,152)
Net cash (used in) provided by operating activities	(180,387)	85,173	56,729

Cash Flows from Investing Activities:
Net sale proceeds received from joint ventures	—	6,174,770	2,352,592
Investment in joint venture	—	(3,800)	(16,490)
Net cash provided by investing activities	—	6,170,970	2,336,102

Cash Flows from Financing Activities:
Distributions of net sale proceeds to limited partners	—	(8,540,415)	—
Net (Decrease) Increase in Cash and Cash Equivalents	(180,387)	(2,284,272)	2,392,831

Cash and Cash Equivalents, beginning of year	4,050,609	6,334,881	3,942,050
Cash and Cash Equivalents, end of year	$3,870,222	$4,050,609	$6,334,881
See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015

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
The Partnership continually evaluates the fair value of its equity interest in the Joint Venture. If management determines that the fair value is less than the carrying value of its interest, and such loss is other than temporary, the Partnership reduces its carrying value to fair value and recognizes the loss in the statement of operations.
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
Fair Value
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
Projections of expected future cash flows require that the Partnership estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions used in the future cash flow analysis, including discount rates, could result in an incorrect assessment of the property's future cash flows and fair value, and could result in the misstatement of the carrying values of investments, real estate assets and related intangible assets held by the Partnership or the Joint Venture and net income of the Partnership.
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
Recent Accounting Pronouncements
In January 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-01, Recognition and Measurement of Financial Assets and Liabilities ("ASU 2016-01"), which requires equity investments, except those accounted for under the equity method of accounting, to be measured at estimated fair value with changes in fair value recognized in net income. Additionally, ASU 2016-01 simplifies the impairment assessment of equity investments, and eliminates certain disclosure requirements. ASU 2016-01 is effective for the period beginning on January 1, 2018. The Partnership is currently evaluating the impact that the adoption of ASU 2016-01 will have on its financial statements or disclosures. The Partnership has not yet determined the effect of ASU 2016-01 on its financial position or results of operations.
In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-02, Leases ("ASU 2016-02"), which changes the definition of a lease, as well as the accounting for operating leases by requiring lessees to recognize assets and liabilities which arise from the lease, consisting of a liability to make lease payments (the lease liability) and a right-of-use asset, representing the right to use the leased asset over the term of the lease for all leases with a term greater than 12 months. Accounting for leases by lessors is substantially unchanged from prior practice, which means continuing to recognize lease revenue on a straight-line basis. ASU 2016-02 is effective for the period beginning on January 1, 2019, but early adoption is permitted. The Partnership is currently evaluating the impact that the adoption of ASU 2016-02 will have on its financial statements or disclosures and has not selected a transition date.

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” which addresses the Statement of Cash Flow classification and presentation of certain cash transactions. ASU No. 2016-15 is effective for the Company’s fiscal year commencing on January 1, 2018. The effect of this amendment is to be applied retrospectively where practical and early adoption is permitted. The Company expects to adopt ASU No. 2016-15 for the Company’s fiscal year commencing on January 1, 2018. The adoption of ASU No. 2016-15 will not have a material effect on the Company’s consolidated financial position or the Company’s consolidated results of operations.

Income Taxes
The Partnership is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners are required to include their respective shares of profits and losses in their individual income tax returns.
The Company recognizes the tax benefit from an uncertain tax position only if it is more likely that not that the tax position will be sustained on examination by the taxing authority, based on the technical merits of the position.  All federal and state income tax positions taken or anticipated to be taken in the income tax returns are attributable to the partners and not to the entity.  As of December 31, 2016, there are no known items which would result in a material accrual related to where the Company has federal or state attributable tax positions.

3.	INVESTMENT IN JOINT VENTURE

Due from Joint Venture
As presented in the accompanying balance sheets, due from joint venture as of December 31, 2015 includes operating cash flow generated by the remaining Joint Venture during the fourth quarter of December 31, 2015, which is payable to the Partnership.
Fund XIII-XIV Associates wound up its affairs and was terminated in 2015.
Summary of Investments
The Partnership's investments and approximate ownership percentages in the remaining Joint Venture as of December 31, 2016 and 2015, are summarized below:

	2016		2015
	Amount	Percentage	Amount	Percentage
Fund XIII-REIT Associates	$2,877,687	28%	$2,881,012	28%
Fund XIII-XIV Associates wound up its affairs and was terminated in 2015.
Summary of Activity
Rollforwards of the Partnership's investment in the remaining Joint Venture for the years ended December 31, 2016 and 2015, are presented below:

	2016	2015
Investment in Joint Venture, beginning of year	$2,881,012	$9,170,269
Equity in income of Joint Venture	141,341	212,340
Contributions to Joint Venture	—	3,800
Distributions from Joint Venture	(144,666)	(6,505,397)
Investment in Joint Venture, end of year	$2,877,687	$2,881,012

Summary of Financial Information

Condensed financial information for the Joint Ventures as of December 31, 2016 and 2015, and for the years ended December 31, 2016, 2015, and 2014, is presented below:

	Total Assets		Total Liabilities		Total Equity
	December 31,		December 31,		December 31,
	2016	2015	2016	2015	2016	2015
Fund XIII-REIT Associates	$11,277,939	$11,052,305	$1,040,703	$803,240	$10,237,236	$10,249,065
Fund XIII-XIV Associates wound up its affairs and was terminated in 2015.

	Total Revenues			Income (Loss) from Continuing Operations			Income (Loss) from Discontinued Operations			Net Income (Loss)
	For the Years Ended			For the Years Ended			For the Years Ended			For the Years Ended
	December 31,			December 31,			December 31,			December 31,
	2016	2015	2014	2016	2015	2014	2016	2015	2014	2016	2015	2014
Fund XIII-REIT Associates	$1,765,191	$1,979,829	$1,540,697	$502,812	$768,905	$307,318	$—	$—	$(734,021)	$502,812	$768,905	$(426,703)
Fund XIII-XIV Associates	—	—	—	—	(9,698)	(19,328)	—	1,666	5,345,937	—	(8,032)	5,326,609
	$1,765,191	$1,979,829	$1,540,697	$502,812	$759,207	$287,990	$—	$1,666	$4,611,916	$502,812	$760,873	$4,899,906

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

The Partnership allocates its share of net income, net loss, and gain (loss) on sale generated by the properties owned by the Joint Ventures to its Cash Preferred and Tax Preferred limited partners pursuant to the partnership agreement provisions outlined in Note 2. The components of income (loss) from discontinued operations recognized by the Joint Ventures are provided below:

	Year Ended			Year Ended			Year Ended
	December 31, 2016			December 31, 2015			December 31, 2014
	Operating Income	Gain (Loss) on Sale	Total	Operating Income	Gain (Loss) on Sale	Total	Operating Income (Loss)	Gain (Loss) on Sale	Total
Fund XIII-REIT Associates	$—	$—	$—	$—	$—	$—	$(498,880)	$(235,141)	$(734,021)
Fund XIII-XIV Associates	$—	$—	$—	$1,666	$—	$1,666	$794,455	$4,551,482	$5,345,937

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
Management and Leasing Fees
The Partnership has entered into a property management, leasing, and asset management agreement with Wells Management Company, Inc. ("Wells Management"), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Partnership's properties, owned through the Joint Ventures, equal to the lesser of (a) 4.5% of the gross revenues collected monthly; plus, a separate competitive fee for the one-time initial lease-up of newly constructed properties generally paid in conjunction with the receipt of the first month's rent, or (b) fees that would be paid to a comparable outside firm, which is assessed periodically based on market studies. In the case of commercial properties leased on a long-term net-lease basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, are included in equity in income of joint ventures in the accompanying statements of operations. The Partnership's share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures and payable to Wells Management is $2,943, $2,935, and $8,705 for the years ended December 31, 2016, 2015, and 2014, respectively.
Administrative Reimbursements
Wells Capital, one of the Partnership's General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses of $186,206, $80,736, and $92,145 payable to Wells Capital and Wells Management for the years ended December 31, 2016, 2015, and 2014, respectively. In addition, Wells Capital and Wells Management pay for certain operating expenses of the Partnership ("bill-backs") directly and invoice the Partnership for the reimbursement thereof on a quarterly basis. As presented in the accompanying balance sheets, due to affiliates as of December 31, 2016 and 2015 represents administrative reimbursements and bill-backs due to Wells Capital and/or Wells Management.

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
Wells Capital and Wells Management are owned and controlled by WREF. The operations of Wells Capital, Wells Investment Securities, Inc., Wells Management, and their affiliates represent substantially all of the business of WREF. Accordingly, we focus on the financial condition of WREF when assessing the financial condition of Wells Capital and Wells Management. In the event that WREF were to become unable to meet its obligations as they become due, the Partnership might be required to find alternative service providers. Beginning in 2013, WREF began winding down its operations and, as a result, its workforce has been reduced. As of December 31, 2016, the Partnership has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due.

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
A reconciliation of the Partnership's financial statement net income (loss) to net income (loss) presented in accordance with the federal income tax basis of accounting is as follows for the years ended December 31, 2016, 2015, and 2014:

	2016	2015	2014
Financial statement net income (loss)	$(224,794)	$(61,858)	$2,188,060
Adjustments in net income (loss) resulting from:
Depreciation expense for financial reporting purposes greater than (less than) amounts for income tax purposes	10,791	9,870	(33,797)
Amortization expense for financial reporting purposes (greater than) less than amounts for income tax purposes	—	—	(141,664)
Rental income for financial reporting purposes less than amounts for income tax purposes	8,770	(18,666)	(304,178)
Gain on sale of property for financial reporting purposes in excess of amounts for income tax purposes	—	—	(4,442,936)
Other	669	677	(24,921)
Income tax basis net income (loss)	$(204,564)	$(69,977)	$(2,759,436)

A reconciliation of partners' capital balances, as presented in the accompanying financial statements, to partners' capital balances, as presented in accordance with the federal income tax basis of accounting, is as follows for the years ended December 31, 2016, 2015, and 2014:

	2016	2015	2014
Financial statement partners' capital	$6,775,348	$7,000,142	$15,602,415
Increase (decrease) in partners' capital resulting from:
Accumulated depreciation expense for financial reporting purposes less than amounts for income tax purposes	(348,470)	(359,261)	(369,131)
Accumulated amortization expense for financial reporting purposes greater than amounts for income tax purposes	4,354,529	4,354,529	4,354,529
Accumulated meals and entertainment	31	31	31
Accumulated bad debt recoveries, net for financial reporting purposes in excess of amounts for income tax purposes	(9,838)	(9,838)	(9,838)
Capitalization of syndication costs for income tax purposes, which are accounted for as cost of capital for financial reporting purposes	4,568,769	4,568,769	4,568,769
Accumulated rental income for income tax purposes greater than (less than) amounts for financial reporting purposes	(254,421)	(263,191)	(244,525)
Accumulated gains on sale of properties for financial reporting purposes in (excess of) less than amounts for income tax purposes	(3,334,689)	(3,334,689)	(3,334,689)
Other	(110,678)	(111,347)	(112,024)
Income tax basis partners' capital	$11,640,581	$11,845,145	$20,455,537

8.	QUARTERLY RESULTS (UNAUDITED)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2016 and 2015:

	2016 Quarter Ended
	March 31	June 30	September 30	December 31
Equity in income of joint ventures	$40,416	$47,726	$49,904	$3,295
Net loss	$(81,470)	$(16,350)	$(38,564)	$(88,410)
Net loss allocated to:
Cash Preferred limited partners	$(80,655)	$(16,187)	$(38,178)	$(88,237)
Tax Preferred limited partners	$—	$—	$—	$—
General Partners	$(815)	$(163)	$(386)	$(173)
Net loss per weighted-average limited partner unit:
Cash Preferred(a)	$(0.03)	$(0.01)	$(0.01)	$(0.02)
Tax Preferred	$—	$—	$—	$—
Distribution of operating cash per weighted-average limited partner unit:
Cash Preferred	$—	$—	$—	$—
Tax Preferred	$—	$—	$—	$—
Distribution of net sale proceeds per weighted-average limited partner unit:
Cash Preferred	$—	$—	$—	$—
Tax Preferred	$—	$—	$—	$—

	2015 Quarter Ended
	March 31	June 30	September 30	December 31
Equity in income of joint ventures	$58,530	$48,756	$52,747	$52,307
Net income (loss)	$(17,323)	$(21,132)	$1,200	$(24,603)
Net income (loss) allocated to:
Cash Preferred limited partners	$12,968	$9,198	$5,596	$(24,357)
Tax Preferred limited partners	$(30,118)	$(30,118)	$(4,408)	$—
General Partners	$(173)	$(212)	$12	$(246)
Net income (loss) per weighted-average limited partner unit:
Cash Preferred(a)	$—	$—	$—	$(0.01)
Tax Preferred(a)	$(0.05)	$(0.05)	$(0.01)	$—
Distribution of operating cash per weighted-average limited partner unit:
Cash Preferred	$—	$—	$—	$—
Tax Preferred	$—	$—	$—	$—
Distribution of net sale proceeds per weighted-average limited partner unit:
Cash Preferred	$2.28	$—	$—	$—
Tax Preferred	$2.17	$—	$—	$—

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

9.	GENERAL AND ADMINISTRATIVE COSTS
General and administrative costs for the years ended December 31, 2016, 2015, and 2014, are composed of the following items:

	2016	2015	2014
Salary reimbursements	$186,206	$80,736	$92,145
Other professional fees	102,892	88,211	58,053
Independent accounting fees	42,200	51,813	26,240
Computer costs	9,574	7,280	4,195
Transfer agent fees	8,708	8,604	6,779
Printing expenses	7,433	21,769	17,736
Postage and delivery expenses	4,048	9,990	3,279
Legal fees	3,556	6,412	4,288
Registration and filing fees	1,098	1,192	1,305
Bank service charges	420	985	346
Taxes and licensing fees	—	115	(378)
Total general and administrative costs	$366,135	$277,107	$213,988

10.	COMMITMENTS AND CONTINGENCIES
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of
Wells Fund XIII-REIT Joint Venture Partnership:

We have audited the accompanying balance sheets of Wells Fund XIII-REIT Joint Venture Partnership (the "Joint Venture") as of December 31, 2016 and 2015, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 2016. In connection with our audits of the financial statements, we also have audited financial statement Schedule III, real estate and accumulated depreciation and amortization. These financial statements and financial statement schedule are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Joint Venture is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Joint Venture's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Fund XIII-REIT Joint Venture Partnership as of December 31, 2016 and 2015 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement Schedule III, real estate and accumulated depreciation and amortization, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Frazier & Deeter, LLC

Atlanta, Georgia
March 31, 2017

WELLS FUND XIII-REIT JOINT VENTURE PARTNERSHIP

BALANCE SHEETS

DECEMBER 31, 2016 AND 2015

	2016	2015
Assets:
Real estate assets, at cost:
Land	$2,047,735	$2,047,735
Building and improvements, less accumulated depreciation of $4,978,638 and $4,632,425 at December 31, 2016 and 2015, respectively	7,581,996	7,578,540
Total real estate assets	9,629,731	9,626,275

Cash and cash equivalents	490,701	616,138
Tenant receivables	329,446	485,392
Deferred leasing costs, less accumulated amortization of $241,741 and $256,332 at December 31, 2016 and 2015, respectively	822,563	322,429
Other assets	5,498	2,071
Total assets	$11,277,939	$11,052,305

Liabilities:
Accounts payable and accrued expenses	$946,950	$413,221
Due to affiliates	4,528	7,573
Deferred income	89,225	92,188
Partnership distributions payable	—	290,258
Total liabilities	1,040,703	803,240

Partners' Capital:
Wells Real Estate Fund XIII, L.P.	2,877,687	2,881,012
Piedmont Operating Partnership, LP	7,359,549	7,368,053
Total partners' capital	10,237,236	10,249,065
Total liabilities and partners' capital	$11,277,939	$11,052,305

See accompanying notes.

WELLS FUND XIII-REIT JOINT VENTURE PARTNERSHIP

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2016	2015	2014
Revenues:
Rental income	$1,169,917	$1,275,003	$987,927
Reimbursement income	595,274	704,826	552,770
Total revenues	1,765,191	1,979,829	1,540,697

Expenses:
Property operating costs	646,951	600,076	692,068
Management and leasing fees:
Related-party	83,806	83,584	61,625
Depreciation	346,213	340,386	340,388
Amortization	78,242	89,323	63,469
General and administrative	107,167	97,555	75,829
Total expenses	1,262,379	1,210,924	1,233,379
Income from Continuing Operations	502,812	768,905	307,318
Discontinued Operations:
Operating loss	—	—	(498,880)
Loss on sale of real estate assets	—	—	(235,141)
Loss from Discontinued Operations	—	—	(734,021)
Net Income (Loss)	$502,812	$768,905	$(426,703)

See accompanying notes.

WELLS FUND XIII-REIT JOINT VENTURE PARTNERSHIP

STATEMENTS OF PARTNERS' CAPITAL

FOR THE YEARS ENDED
DECEMBER 31, 2016, 2015, AND 2014

	Wells Real Estate Fund XIII, L.P.	Piedmont Operating Partnership, LP	Total Partners' Capital
Balance, December 31, 2013	$5,504,981	$14,078,729	$19,583,710

Net loss	(119,947)	(306,756)	(426,703)
Partnership contributions	16,491	42,174	58,665
Partnership distributions	(2,406,026)	(6,153,299)	(8,559,325)
Balance, December 31, 2014	2,995,499	7,660,848	10,656,347

Net income	216,139	552,766	768,905
Partnership distributions	(330,626)	(845,561)	(1,176,187)
Balance, December 31, 2015	2,881,012	7,368,053	10,249,065

Net income	141,341	361,471	502,812
Partnership distributions	(144,666)	(369,975)	(514,641)
Balance, December 31, 2016	$2,877,687	$7,359,549	$10,237,236

See accompanying notes.

WELLS FUND XIII-REIT JOINT VENTURE PARTNERSHIP

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2016	2015	2014
Cash Flows From Operating Activities:
Net income (loss)	$502,812	$768,905	$(426,703)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss on sale of real estate assets	—	—	235,141
Depreciation	346,213	340,386	452,556
Amortization	81,438	92,519	66,665
Changes in assets and liabilities:
Decrease (increase) in tenant receivables	155,946	(155,348)	(168,614)
(Increase) decrease in other assets	(3,427)	(143)	6,669
Decrease in accounts payable and accrued expenses	(45,058)	(46,643)	(696,386)
(Decrease) increase in due to affiliates	(3,045)	1,535	(16,768)
(Decrease) increase in deferred income	(2,963)	34,117	(144,920)
Net cash provided by (used in) operating activities	1,031,916	1,035,328	(692,360)

Cash Flows From Investing Activities:
Net proceeds from sale of real estate	—	—	8,369,236
Investment in real estate assets	(349,669)	—	—
Payment of deferred leasing costs	(2,785)	—	(96,029)
Net cash (used in) provided by investing activities	(352,454)	—	8,273,207

Cash Flows From Financing Activities:
Net sale proceeds distributions to joint venture partners	—	—	(8,369,236)
Operating distributions paid to joint venture partners	(804,899)	(1,076,018)	(370,037)
Contributions from joint venture partners	—	—	58,665
Net cash used in financing activities	(804,899)	(1,076,018)	(8,680,608)
Net Decrease In Cash And Cash Equivalents	(125,437)	(40,690)	(1,099,761)

Cash And Cash Equivalents, beginning of year	616,138	656,828	1,756,589
Cash And Cash Equivalents, end of year	$490,701	$616,138	$656,828

Supplemental Disclosure Noncash Investing And Financing Activities:
Partnership distributions payable	$—	$290,258	$190,089
Accrued deferred lease acquisition costs	$578,787	$—	$—

See accompanying notes.

WELLS FUND XIII-REIT JOINT VENTURE PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015

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
Effective September 30, 2016, FedEx Ground Package System, Inc. vacated their space at 8560 Upland Drive upon the expiration of their lease. In December 2016, Fund XIII-REIT Associates executed a lease with Charter Communications Holding Company, LLC ("Charter") for approximately 43% of 8560 Upland Drive that extends through October 2027. The lease provides for an tenant improvement allowance of $20.00 per square foot.

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
Tenant Receivables
Tenant receivables are comprised of rental and reimbursement billings due from tenants and the cumulative amount of future adjustments necessary to present rental income using the straight-line method. Upon receiving notification of a tenant's intention to terminate a lease, unamortized straight-line rent receivables are written off to lease termination expense. Tenant receivables are recorded at the original amount earned, less an allowance for any doubtful accounts, which approximates fair value. Management assesses the collectibility of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. No such allowances have been recorded as of December 31, 2016 or 2015.
Deferred Leasing Costs
Deferred leasing costs may include (i) costs incurred to procure leases, which are capitalized and recognized as amortization expense on a straight-line basis over the terms of the lease, and (ii) common area maintenance costs that are recoverable from tenants under the terms of the existing leases; such costs are capitalized and recognized as operating expenses over the shorter of the lease term or the recovery period provided for in the lease. The remaining unamortized balance of deferred leasing costs will be amortized over a weighted-average period of approximately nine years. Upon receiving notification of a tenant's intention to terminate a lease, unamortized deferred leasing costs are written-off to lease termination expense.
Other Assets
Other assets is comprised of prepaid expenses. Prepaid expenses are recognized as the related services are provided. Balances without a future economic benefit are written off as they are identified. No such allowances have been recorded as of December 31, 2016 or 2015.
Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses are primarily comprised of accrued deferred lease acquisition costs, accrued real estate taxes and property operating costs. Accrued deferred lease acquisition costs of approximately $579,000 and $0 and accrued real estate taxes of approximately $355,000 and $385,000 are included in accounts payable and accrued expenses as of December 31, 2016 and 2015, respectively.
Allocation of Income and Distributions
Pursuant to the terms of the joint venture agreement, income and distributions are allocated to the joint venture partners based on their respective ownership interests as determined by relative cumulative capital contributions, as defined. Fund XIII and Piedmont OP held ownership interests in the Joint Venture of approximately 28% and 72%, respectively, for the years ended December 31, 2016 and 2015. Net cash from operations is generally distributed to the joint venture partners on a quarterly basis.
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
Recent Accounting Pronouncements
In January 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-01, Recognition and Measurement of Financial Assets and Liabilities ("ASU 2016-01"), which requires equity investments, except those accounted for under the equity method of accounting, to be measured at estimated fair value with changes in fair value recognized in net income. Additionally, ASU 2016-01 simplifies the impairment assessment of equity investments, and eliminates certain disclosure requirements. ASU 2016-01 is effective for the period beginning on January 1, 2018. The Partnership is currently evaluating the impact that the adoption of ASU 2016-01 will have on its financial statements or disclosures. The Partnership has not yet determined the effect of ASU 2016-01 in its financial position or results of operations.
In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-02, Leases ("ASU 2016-02"), which changes the definition of a lease, as well as the accounting for operating leases by requiring lessees to recognize assets and liabilities which arise from the lease, consisting of a liability to make lease payments (the lease liability) and a right-of-use asset, representing the right to use the leased asset over the term of the lease for all leases with a term greater than 12 months. Accounting for leases by lessors is substantially unchanged from prior practice, which means continuing to recognize lease revenue on a straight-line basis. ASU 2016-02 is effective for the period beginning on January 1, 2019, but early adoption is permitted. The Partnership is currently evaluating the impact that the adoption of ASU 2016-02 will have on its financial statements or disclosures and has not selected a transition date.

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” which addresses the Statement of Cash Flow classification and presentation of certain cash transactions. ASU No. 2016-15 is effective for the Partnership’s fiscal year commencing on January 1, 2018. The effect of this amendment is to be applied retrospectively where practical and early adoption is permitted. The Partnership expects to adopt ASU No. 2016-15 for the Partnership’s fiscal year commencing on January 1, 2018. The adoption of ASU No. 2016-15 will not have a material effect on the Partnership’s consolidated financial position or the Partnership’s consolidated results of operations.

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
Management and leasing fees are recognized in accordance with the terms of the aforementioned agreements. During the years ended December 31, 2016, 2015, and 2014, the Joint Venture incurred management and leasing fees that are payable to Wells Management of $10,470, $10,442, and $7,699, respectively.
In addition, the Joint Venture incurs fees payable to Piedmont Office Management, LLC ("Piedmont Management"), or its affiliates, for the management and leasing of the Joint Venture's properties equal to (a) the lesser of 4.5% of the gross revenues generally paid over the life of the lease or 0.6% of net asset value calculated on an annual basis, (b) prorated by Piedmont OP's ownership interest in the Joint Venture. During the years ended December 31, 2016, 2015, and 2014, the Joint Venture incurred management and leasing fee expenses payable to Piedmont Management, or its affiliates, of $73,336, $73,141, and $110,176, respectively.
Administrative Reimbursements
Piedmont Management performs certain administrative services for the Joint Venture's properties, relating to accounting, property management, and other partnership administration, and incurs the related expenses. Such expenses are allocated among other entities affiliated with Wells Capital based on time spent on each entity by individual personnel. In the opinion of management, this is a reasonable estimation of such expenses. During the years ended December 31, 2016, 2015, and 2014, the Joint Venture incurred administrative expenses of $20,546, $27,119, and $64,389, respectively, payable to Piedmont Management, or its affiliates, for these services.

Due to Affiliates
As presented in the accompanying balance sheets, due to affiliates as of December 31, 2016 and 2015 represents amounts due to Piedmont Management and/or Wells Management for administrative reimbursements.

4.	RENTAL INCOME
The future contractual rental income due to the Joint Venture under noncancelable operating leases as of December 31, 2016 , are as follows:

Year ending December 31:
2017	$888,953
2018	1,527,799
2019	1,566,379
2020	1,605,173
2021	1,645,046
Thereafter	5,275,930
$12,509,280
Two tenants generated approximately 65% and 35% of contractual rental income for the year ended December 31, 2016, and two tenants will generate approximately 68% and 32% of future contractual rental income for leases in-place as of December 31, 2016.
5. DISCONTINUED OPERATIONS
In accordance with GAAP, the Joint Venture has classified the results of operations related to Two Park Center, which was sold on May 29, 2014, as discontinued operations in the accompanying statements of operations. The details comprising loss from discontinued operations for the years ended December 31, 2016, 2015, and 2014 are presented below:

	2016	2015	2014
Revenues:
Reimbursement income	$—	$—	$3,044

Expenses:
Property operating costs	—	—	282,887
Management and leasing fees:
Related-party	—	—	56,250
Depreciation	—	—	112,168
General and administrative	—	—	50,619
Total expenses	—	—	501,924

Operating loss	—	—	(498,880)
Loss on sale of real estate assets	—	—	(235,141)
Loss from discontinued operations	$—	$—	$(734,021)

WELLS FUND XIII-REIT JOINT VENTURE PARTNERSHIP

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

DECEMBER 31, 2016

		Initial Cost			Gross Carrying Amounts as of December 31, 2016
Description	Encumbrances	Land	Buildings and Improvements	Costs Capitalized Subsequent To Acquisition(b)	Land	Buildings and Improvements	Intangible Lease Asset	Construction in Progress	Total	Accumulated Depreciation (c)	Date of Construction	Date Acquired
8560 UPLAND DRIVE(a)	None	$1,954,213	$11,215,621	$1,438,535	$2,047,735	$12,560,634	$—	$—	$14,608,369	$4,978,638	2001	12/21/2001

(a)	8560 Upland Drive is comprised of two connected one-story office and assembly buildings located in Englewood, Colorado.

(b)	Includes acquisition and advisory fees and acquisition expense reimbursements applied at acquisition as well as write-offs of fully depreciated/amortized capitalized costs.

(c)
Buildings, land improvements, building improvements, and tenant improvements are depreciated using the straight-line method over 40 years, 20 years, 5 to 25 years, and the shorter of the economic life or corresponding lease terms, respectively.

WELLS FUND XIII-REIT JOINT VENTURE PARTNERSHIP

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

DECEMBER 31, 2016

	Cost	Accumulated Depreciation & Amortization
BALANCE AT DECEMBER 31, 2013	$28,153,915	$9,130,321

Additions	—	452,556
Dispositions	(13,895,215)	(5,290,838)
BALANCE AT DECEMBER 31, 2014	14,258,700	4,292,039

Additions	—	340,386
BALANCE AT DECEMBER 31, 2015	14,258,700	4,632,425

Additions	349,669	346,213
BALANCE AT DECEMBER 31, 2016	$14,608,369	$4,978,638