Form 10-Q
period 2017-03-31
WELLS REAL ESTATE FUND XIII L P
filed 2017-05-15
CIK 1127245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒ No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Form 10-Q of Wells Real Estate Fund XIII, L.P. (the "Partnership," "we," "our," "us," or the "Registrant") other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as "may," "will," "would," "could," "expect," "intend," "plan," "anticipate," "estimate," "believe," "continue," or other similar words. Specifically, we consider, among others, statements concerning future operating results and cash flows, our ability to meet future obligations, the amount and timing of any future distributions to limited partners and statements regarding monetary, leasing and disposition of our remaining property to be forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission ("SEC"). We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide distributions to partners, and maintain the value of our real estate properties, may be significantly hindered. See Part I, Item 1A in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in our forward-looking statements.

WELLS REAL ESTATE FUND XIII, L.P.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
The information presented in the Partnership's accompanying balance sheets and statements of operations, partners' capital, and cash flows reflects all adjustments that are, in management's opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.
The accompanying financial statements should be read in conjunction with the notes to the Partnership's financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations, all included in both this Quarterly Report on Form 10-Q and in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2016. The Partnership's results of operations for the three months ended March 31, 2017 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND XIII, L.P.

BALANCE SHEETS
(UNAUDITED)

	March 31, 2017	December 31, 2016
Assets:
Investment in joint venture	$2,993,030	$2,877,687
Cash and cash equivalents	3,692,912	3,870,222
Other assets	34,180	34,180
Total assets	$6,720,122	$6,782,089

Liabilities:
Accounts payable and accrued expenses	$33,665	$6,741
Due to affiliates	35,536	—
Total liabilities	69,201	6,741

Commitments and Contingencies

Partners' Capital:
Limited Partners:
Cash Preferred – 3,213,008 units issued and outstanding	6,650,921	6,775,348
Tax Preferred – 559,040 units issued and outstanding	—	—
General Partners	—	—
Total partners' capital	6,650,921	6,775,348
Total liabilities and partners' capital	$6,720,122	$6,782,089
See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,
	2017	2016
Equity in Income of Joint Venture	$4,309	$40,416

General and Administrative Expenses	128,736	121,886
Net Loss	$(124,427)	$(81,470)

Net Loss Allocated to:
Cash Preferred Limited Partners	$(124,427)	$(80,655)
Tax Preferred Limited Partners	$—	$—
General Partners	$—	$(815)

Net Loss per Weighted-Average Limited Partner Unit:
Cash Preferred	$(0.04)	$(0.03)
Tax Preferred	$0.00	$0.00

Weighted-Average Limited Partner Units Outstanding:
Cash Preferred	3,213,008	3,213,008
Tax Preferred	559,040	559,040
See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF PARTNERS' CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 2016
AND THE THREE MONTHS ENDED MARCH 31, 2017
(UNAUDITED)

	Limited Partners				General Partners	Total Partners' Capital
	Cash Preferred		Tax Preferred
	Units	Amount	Units	Amount
BALANCE, December 31, 2015	3,213,008	$6,998,605	559,040	$—	$1,537	$7,000,142

Net loss	—	(223,257)	—	—	(1,537)	(224,794)
BALANCE, December 31, 2016	3,213,008	6,775,348	559,040	—	—	6,775,348

Net loss	—	(124,427)	—	—	—	(124,427)
BALANCE, March 31, 2017	3,213,008	$6,650,921	559,040	$—	$—	$6,650,921
See accompanying notes.

 WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(124,427)	$(81,470)
Operating distributions received from joint venture	—	81,591
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in income of joint venture	(4,309)	(40,416)
Changes in assets and liabilities:
Increase in other assets	—	(19,211)
Increase in accounts payable and accrued expenses	26,924	30,193
Increase in due to affiliates	35,536	8,912
Net cash used in operating activities	(66,276)	(20,401)

Cash Flows from Investing Activities:
Investment in joint venture	(111,034)	—
Net Decrease in Cash and Cash Equivalents	(177,310)	(20,401)

Cash and Cash Equivalents, beginning of period	3,870,222	4,050,609
Cash and Cash Equivalents, end of period	$3,692,912	$4,030,208
See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2017 (unaudited)

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
The Partnership owns an indirect interest in its remaining real estate asset through a joint venture with Piedmont Operating Partnership, LP ("Piedmont OP"), formerly known as Wells Operating Partnership, L.P. Piedmont OP is a Delaware limited partnership with Piedmont Office Realty Trust, Inc. ("Piedmont REIT"), formerly known as Wells Real Estate Investment Trust, Inc., serving as its general partner. Piedmont REIT is a Maryland corporation that has elected to be taxed as a real estate investment trust. During the periods presented, the Partnership owned an interest in the following joint venture (the "Joint Venture") and property:

Joint Venture	Joint Venture Partners	Ownership %	Property
Wells Fund XIII-REIT Joint Venture Partnership ("Fund XIII-REIT Associates")	• Wells Real Estate Fund XIII, L.P. • Piedmont Operating Partnership, LP	28.1% 71.9%	1. 8560 Upland Drive Two connected one-story office and assembly buildings located in Englewood, Colorado

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The interim financial statements of the Partnership have been prepared in accordance with the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly and consistently present the results for these periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2016.
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

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” which addresses the Statement of Cash Flow classification and presentation of certain cash transactions. ASU No. 2016-15 is effective for the Company’s fiscal year commencing on January 1, 2018. The effect of this amendment is to be applied retrospectively where practical and early adoption is permitted. The Company expects to adopt ASU No. 2016-15 for the Company’s fiscal year commencing on January 1, 2018. The adoption of ASU No. 2016-15 will not have a material effect on the Company’s financial position or the Company’s results of operations.

3.	INVESTMENT IN JOINT VENTURE
Summary of Financial Information
Condensed financial information for the remaining Joint Venture for the three months ended March 31, 2017 and 2016, respectively, is presented below:

	Total Revenues		Net Income
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Fund XIII-REIT Associates	$272,922	$444,640	$15,329	$143,775

The Partnership allocates its share of net income, net loss, and gain (loss) on sale generated by the property owned by the Joint Venture to its Cash Preferred and Tax Preferred limited partners pursuant to the partnership agreement provisions outlined in Note 2.

4.	RELATED-PARTY TRANSACTIONS
Management and Leasing Fees
The Partnership has entered into a property management, leasing, and asset management agreement with Wells Management Company, Inc. ("Wells Management"), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Partnership's properties, owned through the Joint Venture, equal to the lesser of (a) 4.5% of the gross revenues collected monthly; or (b) fees that would be paid to a comparable outside firm, which is assessed periodically based on market studies. In the case of commercial properties leased on a long-term net-lease basis (ten or more years), the maximum property management fee from such leases shall be 1%

of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Venture and, accordingly, are included in equity in income of joint venture in the accompanying statements of operations. The Partnership's share of management and leasing fees and lease acquisition costs incurred through the Joint Venture and payable to Wells Management is $454 and $726 for the three months ended March 31, 2017 and 2016, respectively.
Administrative Reimbursements
Wells Capital, one of the Partnership's General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other Partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses payable to Wells Capital and Wells Management of $53,304 and $52,946 for the three months ended March 31, 2017 and 2016, respectively. As presented in the accompanying balance sheets, due to affiliates as of March 31, 2017 and December 31, 2016 represents administrative reimbursements due to Wells Capital and/or Wells Management.
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
Wells Capital and Wells Management are owned and controlled by WREF. The operations of Wells Capital, Wells Investment Securities, Inc., Wells Management, and their affiliates represent substantially all of the business of WREF. Accordingly, we focus on the financial condition of WREF when assessing the financial condition of Wells Capital and Wells Management. In the event that WREF were to become unable to meet its obligations as they become due, we might be required to find alternative service providers. Beginning in 2013, WREF began winding down its operations and, as a result, its workforce has been reduced. As of March 31, 2017, however, the Partnership has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due.

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
The following discussion and analysis should be read in conjunction with the accompanying financial statements and notes thereto. See also "Cautionary Note Regarding Forward-Looking Statements" preceding Part I, as well as our financial statements, the notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations, all provided in our Annual Report on Form 10-K for the year ended December 31, 2016.
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
The first quarter 2017 operating distributions to limited partners holding Cash Preferred Units were reserved.
Property Summary
As we move further into the positioning-for-sale phase, we will continue to focus on re-leasing space that may become vacant upon the expiration of our current leases. In doing so, we will seek to maximize returns to our limited partners by attempting to negotiate long-term leases at market rental rates while attempting to minimize down time, re-leasing expenditures, ongoing property level costs, and portfolio costs. As of April 30, 2017, we owned an interest in one remaining property.

Information relating to the properties owned, or previously owned, by the Joint Ventures is provided below:

•	The AmeriCredit Building was sold on April 13, 2005.

•	The John Wiley Building was sold on April 13, 2005.

•	The 7500 Setzler Parkway building was sold on January 31, 2007.

•	The Randstad – Atlanta Building was sold on April 24, 2007.

•	Two Park Center was sold on May 29, 2014.

•	The Siemens – Orlando Building was sold on December 31, 2014.

•	8560 Upland Drive, located in Englewood, Colorado, is currently 100% leased to Charter Communications Holding Company, LLC ("Charter") and Quantum Corporation.

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
Short-Term Liquidity
During the three months ended March 31, 2017, net cash outflows from operating activities were approximately $66,000 primarily due to funding our general and administrative expenses. The extent to which any future operating distributions are paid to limited partners will be largely dependent upon the amount of cash generated from the remaining Joint Venture, our expectations of future cash flows, and determination of near-term cash needs to fund our share of capital improvements and re-leasing costs for our remaining property. The first quarter 2017 operating distributions to limited partners were reserved.
We believe that the cash on hand and distributions due from the remaining Joint Venture will be sufficient to cover our working capital needs, including those provided for within our total liabilities of approximately $69,000, as of March 31, 2017.
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

As of March 31, 2017, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

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
Results of Operations
Comparison of the three months ended March 31, 2016 versus the three months ended March 31, 2017
Equity in Income of Joint Venture
Equity in income of Joint Venture decreased from $40,416 for the three months ended March 31, 2016 to $4,309 for the three months ended March 31, 2017, primarily due to a decrease in rental and reimbursement income at 8560 Upland Drive related to the expiration of the FedEx lease in September 2016. We expect equity in income of Joint Venture to increase as a result of the commencement of the lease with Charter in May 2017.
General and Administrative Expenses
General and administrative expenses increased from $121,886 for the three months ended March 31, 2016 to $128,736 for the three months ended March 31, 2017, primarily due to an increase in the allocation of costs related to reporting and regulatory requirements. We anticipate that future general and administrative expenses will vary based on future changes in our reporting and regulatory requirements.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management's judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended March 31, 2017, requiring disclosure under Item 103 of Regulation S-K.

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act during the quarter ended March 31, 2017.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended March 31, 2017.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended March 31, 2017.

(b)	Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.OTHER INFORMATION

(a)	During the quarter ended March 31, 2017, there was no information required to be disclosed in a report on Form
8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS
The Exhibits to this report are set forth on Exhibit Index to First Quarter Form 10-Q attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XIII, L.P. (Registrant)

	By:	WELLS CAPITAL, INC. (General Partner)

May 15, 2017		/s/ RANDY A. SIMMONS
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