Form 10-Q
period 2017-06-30
WELLS REAL ESTATE FUND XIII L P
filed 2017-08-10
CIK 1127245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
The accompanying financial statements should be read in conjunction with the notes to the Partnership's financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations, all included in both this Quarterly Report on Form 10-Q and in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2016. The Partnership's results of operations for the three months and six months ended June 30, 2017 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND XIII, L.P.

BALANCE SHEETS
(UNAUDITED)

	June 30, 2017	December 31, 2016
Assets:
Investment in joint venture	$3,035,064	$2,877,687
Cash and cash equivalents	3,562,431	3,870,222
Other assets	34,947	34,180
Total assets	$6,632,442	$6,782,089

Liabilities:
Accounts payable and accrued expenses	$11,560	$6,741
Due to affiliates	17,768	—
Total liabilities	29,328	6,741

Commitments and Contingencies

Partners' Capital:
Limited Partners:
Cash Preferred – 3,213,008 units issued and outstanding	6,603,114	6,775,348
Tax Preferred – 559,040 units issued and outstanding	—	—
General Partners	—	—
Total partners' capital	6,603,114	6,775,348
Total liabilities and partners' capital	$6,632,442	$6,782,089
See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Equity in Income of Joint Venture	$42,033	$47,726	$46,343	$88,141

General and Administrative Expenses	89,840	64,076	218,577	185,961
Net Loss	$(47,807)	$(16,350)	$(172,234)	$(97,820)

Net Loss Allocated to:
Cash Preferred Limited Partners	$(47,807)	$(16,187)	$(172,234)	$(96,842)
Tax Preferred Limited Partners	$—	$—	$—	$—
General Partners	$—	$(163)	$—	$(978)

Net Loss per Weighted-Average Limited Partner Unit:
Cash Preferred	$(0.01)	$(0.01)	$(0.05)	$(0.03)
Tax Preferred	$0.00	$0.00	$0.00	$0.00

Weighted-Average Limited Partner Units Outstanding:
Cash Preferred	3,213,008	3,213,008	3,213,008	3,213,008
Tax Preferred	559,040	559,040	559,040	559,040
See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF PARTNERS' CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 2016
AND THE SIX MONTHS ENDED JUNE 30, 2017
(UNAUDITED)

	Limited Partners				General Partners	Total Partners' Capital
	Cash Preferred		Tax Preferred
	Units	Amount	Units	Amount
BALANCE, December 31, 2015	3,213,008	$6,998,605	559,040	$—	$1,537	$7,000,142

Net loss	—	(223,257)	—	—	(1,537)	(224,794)
BALANCE, December 31, 2016	3,213,008	6,775,348	559,040	—	—	6,775,348

Net loss	—	(172,234)	—	—	—	(172,234)
BALANCE, June 30, 2017	3,213,008	$6,603,114	559,040	$—	$—	$6,603,114
See accompanying notes.

 WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(172,234)	$(97,820)
Operating distributions received from joint venture	—	152,064
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in income of joint venture	(46,343)	(88,141)
Changes in assets and liabilities:
Increase in other assets	(767)	(26,878)
Increase in accounts payable and accrued expenses	4,819	1,092
Increase in due to affiliates	17,768	28
Net cash used in operating activities	(196,757)	(59,655)

Cash Flows from Investing Activities:
Investment in joint venture	(111,034)	—
Net Decrease in Cash and Cash Equivalents	(307,791)	(59,655)

Cash and Cash Equivalents, beginning of period	3,870,222	4,050,609
Cash and Cash Equivalents, end of period	$3,562,431	$3,990,954
See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2017 (unaudited)

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
As of June 30, 2017, the Partnership owned an indirect interest in its remaining real estate asset through a joint venture with Piedmont Operating Partnership, LP ("Piedmont OP"), formerly known as Wells Operating Partnership, L.P. Piedmont OP is a Delaware limited partnership with Piedmont Office Realty Trust, Inc. ("Piedmont REIT"), formerly known as Wells Real Estate Investment Trust, Inc., serving as its general partner. Piedmont REIT is a Maryland corporation that has elected to be taxed as a real estate investment trust. During the periods presented, the Partnership owned an interest in the following joint venture (the "Joint Venture") and property:

Joint Venture	Joint Venture Partners	Ownership %	Property
Wells Fund XIII-REIT Joint Venture Partnership ("Fund XIII-REIT Associates")	• Wells Real Estate Fund XIII, L.P. • Piedmont Operating Partnership, LP	28.1% 71.9%	8560 Upland Drive(1) Two connected one-story office and assembly buildings located in Englewood, Colorado
(1) This property was sold in July 2017. See Note 7 - Subsequent Event for additional information.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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

Gain on the sale of the Partnership's remaining property will be allocated generally in the same manner that the net proceeds from such sale are distributed to partners after the following allocations are made, if applicable: (a) allocations made pursuant to the qualified income offset provisions of the partnership agreement; (b) allocations to partners having negative capital accounts until all negative capital accounts have been restored to zero; and (c) allocations to limited partners holding Tax Preferred Units in amounts equal to the deductions for depreciation and amortization previously allocated to them with respect to the specific property sold, but not in excess of the amount of gain on sale recognized by the Partnership with respect to the sale of such property.
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
In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"), which addresses the Statement of Cash Flow classification and presentation of certain cash transactions. ASU No. 2016-15 is effective for the Partnership’s fiscal year commencing on January 1, 2018. The effect of this amendment is to be applied retrospectively where practical and early adoption is permitted. The adoption of ASU No. 2016-15 will not have a material effect on the Partnership’s financial position or the Partnership's results of operations.

3.	INVESTMENT IN JOINT VENTURE
Summary of Financial Information
Condensed financial information for the remaining Joint Venture for the three months and six months ended June 30, 2017 and 2016, respectively, is presented below:

	Total Revenues		Net Income
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Fund XIII-REIT Associates	$452,499	$503,612	$149,532	$169,781

	Total Revenues		Net Income
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Fund XIII-REIT Associates	$725,421	$948,251	$164,860	$313,556

The Partnership allocates its share of net income, net loss, and gain (loss) on sale generated by the property owned by the Joint Venture to its Cash Preferred and Tax Preferred limited partners pursuant to the partnership agreement provisions outlined in Note 2.

4.	RELATED-PARTY TRANSACTIONS
Management and Leasing Fees
The Partnership has entered into a property management, leasing, and asset management agreement with Wells Management Company, Inc. ("Wells Management"), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Partnership's properties, owned through the Joint Venture, equal to the lesser of (a) 4.5% of the gross revenues collected monthly; or (b) fees that would be paid to a comparable outside firm, which is assessed periodically based on market studies. In the case of commercial properties leased on a long-term net-lease basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Venture and, accordingly, are included in equity in income of joint venture in the accompanying statements of operations. The Partnership's share of management and leasing fees and lease acquisition costs incurred through the Joint Venture and payable to Wells Management is $728 and $724 for the three months ended June 30, 2017 and 2016, respectively, and $1,182 and $1,450 for the six months ended June 30, 2017 and 2016, respectively.
Administrative Reimbursements
Wells Capital, one of the Partnership's General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other Partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses payable to Wells Capital and Wells Management of $53,304 and $26,652 for the three months ended June 30, 2017 and 2016, respectively, and $106,608 and $79,598 for the six months ended June 30, 2017 and 2016, respectively. As presented in the accompanying balance sheets, due to affiliates as of June 30, 2017 and December 31, 2016 represents administrative reimbursements due to Wells Capital and/or Wells Management.
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
Wells Capital and Wells Management are owned and controlled by WREF. The operations of Wells Capital, Wells Investment Securities, Inc., Wells Management, and their affiliates represent substantially all of the business of WREF. Accordingly, we focus on the financial condition of WREF when assessing the financial condition of Wells Capital and Wells Management. In the event that WREF were to become unable to meet its obligations as they become due, we might be required to find alternative service providers. Beginning in 2013, WREF began winding down its operations and, as a result, its workforce has been reduced. As of June 30, 2017, however, the Partnership has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due.

5.	ECONOMIC DEPENDENCY
The Partnership was dependent upon the ability of its current tenants to pay their contractual rent amounts as they became due. The inability of a tenant to pay future rental amounts would likely have had a negative impact on the Partnership's results of operations. As of June 30, 2017, the Partnership was not aware of any reason why its existing tenants should not have been able to pay their contractual rental amounts as they became due in all material respects. Situations preventing the tenants from paying contractual rents could result in a material adverse impact on the Partnership's results of operations.

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
Certain lease agreements include provisions that, at the option of the tenant, may obligate the Partnership to expend capital to expand an existing property or provide other expenditures for the benefit of the tenant. In December 2016, Fund XIII-REIT

Associates executed a lease agreement with Charter Communications Holding Company, LLC ("Charter") at 8560 Upland Drive. As a result, Charter has the right to request the reimbursement of agreed upon tenant improvements estimated at approximately $1,294,000, which would be required to be funded by Fund XIII-REIT Associates. The Partnership's pro-rata share of this tenant improvement obligation was settled in connection with the disposition of the 8560 Upland Drive property in July 2017. See Note 7 - Subsequent Event for additional information.

7.	SUBSEQUENT EVENT
On July 27, 2017, Fund XIII-REIT Associates sold 8560 Upland Drive to an unrelated third party for a gross sales price of $17,600,000. As a result of the sale, the Partnership received net sale proceeds of approximately $4,373,000 and was allocated a gain of approximately $1,445,000 which may be adjusted as additional information becomes available in subsequent periods.

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
Portfolio Overview
During the the third quarter of 2017, we have transitioned into the disposition-and-liquidation phase of our life cycle. On July 27, 2017, we sold the remaining asset in which we had an interest, 8560 Upland Drive, to an unrelated third party for a gross sales price of $17,600,000, exclusive of closing costs.
The second quarter 2017 operating distributions to limited partners holding Cash Preferred Units were reserved. Having disposed of all our interests in real estate assets, the General Partners are currently determining the necessary costs to liquidate and dissolve the Partnership and intend to distribute the net sales proceeds and operating cash to the limited partners pursuant to the provisions of the partnership agreement.
Property Summary
As of July 31, 2017, we have now sold all of the real estate assets in which we had owned an interest following the sale of 8560 Upland Drive on July 27, 2017. We have now begun to take the necessary steps to liquidate and dissolve the Partnership.

Information relating to the properties owned, or previously owned, by the Joint Ventures is provided below:

•	The AmeriCredit Building was sold on April 13, 2005.

•	The John Wiley Building was sold on April 13, 2005.

•	The 7500 Setzler Parkway building was sold on January 31, 2007.

•	The Randstad – Atlanta Building was sold on April 24, 2007.

•	Two Park Center was sold on May 29, 2014.

•	The Siemens – Orlando Building was sold on December 31, 2014.

•	8560 Upland Drive, located in Englewood, Colorado was sold on July 27, 2017.
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
Our operating strategy entailed funding expenditures related to the recurring operations of our remaining property with operating cash flows, including current and prior period operating distributions received from the Joint Venture, and assessing the amount of remaining cash flows that were required to fund known future re-leasing costs and other capital improvements. Any residual operating cash flows were generally considered available for distribution to the Cash Preferred limited partners and, unless reserved, are generally paid quarterly. As a result, the ongoing monitoring of our cash position has been critical to ensuring that adequate liquidity and capital resources are available.
Short-Term Liquidity
During the six months ended June 30, 2017, net cash outflows from operating activities were approximately $197,000 primarily due to funding our general and administrative expenses. The extent to which any future operating distributions are paid to limited partners will be largely dependent upon the amount of cash generated from the remaining Joint Venture, our expectations of future cash flows, and determination of near-term cash needs to fund our share of capital improvements and re-leasing costs for our remaining property. The second quarter 2017 operating distributions to limited partners were reserved.
During the six months ended June 30, 2017, we invested approximately $111,000 in Fund XIII-REIT Associates to fund our pro rata share of leasing commissions on the Charter lease at our remaining property.
Long-Term Liquidity
As of July 27, 2017, we have sold all of the real estate assets in which we owned interests and will not acquire additional properties. As a result of the sale of Upland Drive on July 27, 2017, we have begun to take the steps necessary to liquidate and dissolve the Partnership. We are in the process of evaluating the amount of cash reserves needed to settle estimated liabilities of the Partnership at dissolution and intend to distribute the cash balances remaining at that time to the limited partners pursuant to applicable provisions of the partnership agreement.

Capital Resources
As of June 30, 2017, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

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

In addition to amounts listed in the table above, on July 27, 2017, we received approximately $4,373,000 in sale proceeds from the sale of 8560 Upland Drive by Fund XIII-REIT Associates. The General Partners are currently evaluating the amount of cash reserves needed to settle estimated liabilities of the Partnership and intend to distribute the remaining cash balances to the limited partners pursuant to the provisions of the partnership agreement.
Results of Operations
Comparison of the three months ended June 30, 2016 versus the three months ended June 30, 2017
Equity in Income of Joint Venture
Equity in income of Joint Venture decreased from $47,726 for the three months ended June 30, 2016 to $42,033 for the three months ended June 30, 2017, primarily due to a decrease in rental and reimbursement income at 8560 Upland Drive related to the expiration of the FedEx Ground Package System, Inc. ("Fed Ex") lease in September 2016. We expect equity in income of Joint Venture to decrease as a result of the disposition of 8560 Upland Drive on July 27, 2017.
General and Administrative Expenses
General and administrative expenses increased from $64,076 for the three months ended June 30, 2016 to $89,840 for the three months ended June 30, 2017, primarily due to an increase in the allocation of costs related to reporting and regulatory requirements. We anticipate that future general and administrative expenses will vary based on the amount of time necessary to liquidate the partnership following the disposition of 8560 Upland Drive on July 27, 2017.
Comparison of the six months ended June 30, 2016 versus the six months ended June 30, 2017
Equity in Income of Joint Venture
Equity in income of Joint Venture decreased from $88,141 for the six months ended June 30, 2016 to $46,343 for the six months ended June 30, 2017, primarily due to a decrease in rental and reimbursement income at 8560 Upland Drive related to the expiration of the FedEx lease in September 2016. We expect equity in income of Joint Venture to decrease as a result of the disposition of 8560 Upland Drive on July 27, 2017.
General and Administrative Expenses
General and administrative expenses increased from $185,961 for the six months ended June 30, 2016 to $218,577 for the six months ended June 30, 2017, primarily due to an increase in the allocation of costs related to reporting and regulatory requirements. We anticipate that future general and administrative expenses will vary based on the amount of time necessary to liquidate the partnership following the disposition of 8560 Upland Drive on July 27, 2017.

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
Subsequent Event
On July 27, 2017, the remaining asset in which we had an equity interest, 8560 Upland Drive, was sold to an unrelated third party for a gross sales price of $17,600,000. As a result of the sale, we received net sale proceeds of approximately $4,373,000 and were allocated a gain of approximately $1,445,000 which may be adjusted as additional information becomes available in subsequent periods.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management's judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended June 30, 2017, requiring disclosure under Item 103 of Regulation S-K.

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act during the quarter ended June 30, 2017.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended June 30, 2017.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended June 30, 2017.

(b)	Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.OTHER INFORMATION

(a)	During the quarter ended June 30, 2017, there was no information required to be disclosed in a report on Form
8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS
The Exhibits to this report are set forth on Exhibit Index to Second Quarter Form 10-Q attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XIII, L.P. (Registrant)

	By:	WELLS CAPITAL, INC. (General Partner)

August 10, 2017		/s/ RANDY A. SIMMONS
Randy A. Simmons
On behalf of the registrant and as Senior Vice President and Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX
TO SECOND QUARTER FORM 10-Q
OF
WELLS REAL ESTATE FUND XIII, L.P.

Exhibit Number	Description of Document

10.1	Purchase and Sale Agreement for the sale of 8560 Upland Drive

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.