Form 10-Q
period 2017-09-30
WELLS REAL ESTATE FUND XIII L P
filed 2017-11-14
CIK 1127245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-Q
_______________________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
The accompanying financial statements should be read in conjunction with the notes to the Partnership's financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations, all included in both this Quarterly Report on Form 10-Q and in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2016. The Partnership's results of operations for the three months and nine months ended September 30, 2017 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND XIII, L.P.

BALANCE SHEETS
(UNAUDITED)

	September 30, 2017	December 31, 2016
Assets:
Investment in joint venture	$19,046	$2,877,687
Cash and cash equivalents	7,953,129	3,870,222
Other assets	34,947	34,180
Total assets	$8,007,122	$6,782,089

Liabilities:
Accounts payable and accrued expenses	$9,791	$6,741
Due to affiliates	22,400	—
Total liabilities	32,191	6,741

Commitments and Contingencies

Partners' Capital:
Limited Partners:
Cash Preferred – 3,213,008 units issued and outstanding	7,327,891	6,775,348
Tax Preferred – 559,040 units issued and outstanding	647,040	—
General Partners	—	—
Total partners' capital	7,974,931	6,775,348
Total liabilities and partners' capital	$8,007,122	$6,782,089
See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Equity in Income of Joint Venture	$1,463,306	$49,904	$1,509,648	$138,045
Interest and other income	940	—	940	—
Total Revenue	1,464,246	49,904	1,510,588	138,045

General and Administrative Expenses	92,429	88,468	311,005	274,429
Net Income (Loss)	$1,371,817	$(38,564)	$1,199,583	$(136,384)

Net Income (Loss) Allocated to:
Cash Preferred Limited Partners	$724,777	$(38,178)	$552,543	$(135,020)
Tax Preferred Limited Partners	$647,040	$—	$647,040	$—
General Partners	$—	$(386)	$—	$(1,364)

Net Income (Loss) per Weighted-Average Limited Partner Unit:
Cash Preferred	$0.23	$(0.01)	$0.17	$(0.04)
Tax Preferred	$1.16	$0.00	$1.16	$0.00

Weighted-Average Limited Partner Units Outstanding:
Cash Preferred	3,213,008	3,213,008	3,213,008	3,213,008
Tax Preferred	559,040	559,040	559,040	559,040
See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF PARTNERS' CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 2016
AND THE NINE MONTHS ENDED SEPTEMBER 30, 2017
(UNAUDITED)

	Limited Partners				General Partners	Total Partners' Capital
	Cash Preferred		Tax Preferred
	Units	Amount	Units	Amount
BALANCE, December 31, 2015	3,213,008	$6,998,605	559,040	$—	$1,537	$7,000,142

Net loss	—	(223,257)	—	—	(1,537)	(224,794)
BALANCE, December 31, 2016	3,213,008	6,775,348	559,040	—	—	6,775,348

Net Income	—	552,543	—	647,040	—	1,199,583
BALANCE, September 30, 2017	3,213,008	$7,327,891	559,040	$647,040	$—	$7,974,931
See accompanying notes.

 WELLS REAL ESTATE FUND XIII, L.P.

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2017	2016
Cash Flows from Operating Activities:
Net income (loss)	$1,199,583	$(136,384)
Operating distributions received from joint venture	—	226,257
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in income of joint venture	(1,509,648)	(138,045)
Changes in assets and liabilities:
Increase in other assets	(767)	(26,878)
Increase (decrease) in accounts payable and accrued expenses	3,050	(7,468)
Increase in due to affiliates	22,400	8,912
Net cash used in operating activities	(285,382)	(73,606)

Cash Flows from Investing Activities:
Net sales proceeds received from joint venture	4,822,664	—
Investment in joint venture	(454,375)	—
Net cash provided by investing activities	4,368,289	—

Net Increase (Decrease) in Cash and Cash Equivalents	4,082,907	(73,606)

Cash and Cash Equivalents, beginning of period	3,870,222	4,050,609
Cash and Cash Equivalents, end of period	$7,953,129	$3,977,003
See accompanying notes.

WELLS REAL ESTATE FUND XIII, L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2017 (unaudited)

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
The Partnership owned an indirect interest in its real estate assets through a joint venture with Piedmont Operating Partnership, LP ("Piedmont OP"), formerly known as Wells Operating Partnership, L.P. Piedmont OP is a Delaware limited partnership with Piedmont Office Realty Trust, Inc. ("Piedmont REIT"), formerly known as Wells Real Estate Investment Trust, Inc., serving as its general partner. Piedmont REIT is a Maryland corporation that has elected to be taxed as a real estate investment trust. During the periods presented, the Partnership owned an interest in the following joint venture (the "Joint Venture") and property:

Joint Venture	Joint Venture Partners	Ownership %	Property
Wells Fund XIII-REIT Joint Venture Partnership ("Fund XIII-REIT Associates")	• Wells Real Estate Fund XIII, L.P. • Piedmont Operating Partnership, LP	28.1% 71.9%	8560 Upland Drive(1) Two connected one-story office and assembly buildings located in Englewood, Colorado
(1) This property was sold in July 2017.
We have transitioned into the disposition-and-liquidation phase of our life cycle. On July 27, 2017, we sold the remaining asset in which we had owned an interest, 8560 Upland Drive, to an unrelated third party for a gross sales price of $17,600,000, exclusive of closing costs.

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
Investment in Joint Venture
The Partnership has evaluated the remaining Joint Venture and concluded that it is not a variable interest entity. The Partnership does not have control over the operations of the Joint Venture; however, it does exercise significant influence. Approval by the Partnership as well as the other joint venture partner is required for any major decision or any action that would materially affect the Joint Venture or its real property investments. Accordingly, the Partnership accounts for its investment in the Joint Venture using the equity method of accounting, whereby the original investment is recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. Pursuant to the terms of the joint venture agreement, all income (loss) and distributions are allocated to the joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations, if available, are generally distributed to the joint venture partners on a quarterly basis.
The Partnership continually evaluated the fair value of its equity interest in the joint venture. If management determined that the fair value was less than the carrying value of its interest, and such loss was other than temporary, the Partnership reduced its carrying value to fair value and recognized the loss in the statements of operations. Estimated fair values were determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value.
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

Distribution of Net Sale Proceeds
Upon the sale of properties, unless reserved, net sale proceeds was distributed in the following order:

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
Gain on the sale of the Partnership's remaining property was allocated generally in the same manner that the net proceeds from such sale are distributed to partners after the following allocations are made, if applicable: (a) allocations made pursuant to the qualified income offset provisions of the partnership agreement; (b) allocations to partners having negative capital accounts until all negative capital accounts have been restored to zero; and (c) allocations to limited partners holding Tax Preferred Units in amounts equal to the deductions for depreciation and amortization previously allocated to them with respect to the specific property sold, but not in excess of the amount of gain on sale recognized by the Partnership with respect to the sale of such property.

3.	INVESTMENT IN JOINT VENTURE
Summary of Financial Information
Condensed financial information for the remaining Joint Venture for the three months and nine months ended September 30, 2017 and 2016, respectively, is presented below:

	Total Revenues		Net Income
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Fund XIII-REIT Associates	$193,681	$499,813	$5,205,641	$177,531

	Total Revenues		Net Income
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Fund XIII-REIT Associates	$919,102	$1,448,064	$5,370,502	$491,087

The Partnership allocates its share of net income, net loss, and gain (loss) on sale generated by the property owned by the Joint Venture to its Cash Preferred and Tax Preferred limited partners pursuant to the partnership agreement provisions outlined in Note 2.

On July 27, 2017, Fund XIII-REIT Associates sold 8560 Upland Drive to an unrelated third party for a gross sales price of $17,600,000, exclusive of closing costs. As a result of the sale, the Partnership received net sale proceeds of approximately $4,823,000 and was allocated a gain of approximately $1,440,000.

4.	RELATED-PARTY TRANSACTIONS
Management and Leasing Fees
The Partnership entered into a property management, leasing, and asset management agreement with Wells Management Company, Inc. ("Wells Management"), an affiliate of the General Partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Partnership's properties, owned through the Joint Venture, equal to the lesser of (a) 4.5% of the gross revenues collected monthly; or (b) fees that would be paid to a comparable outside firm, which is assessed periodically based on market studies. In the case of commercial properties leased on a long-term net-lease basis (ten or more years), the maximum property management fee from such leases shall be 1% of the gross revenues generally paid over the life of the leases except for a one-time initial leasing fee of 3% of the gross revenues on each lease payable over the first five full years of the original lease term. Management and leasing fees are paid by the Joint Venture and, accordingly, are included in equity in income of joint venture in the accompanying statements of operations. The Partnership's share of management and leasing fees and lease acquisition costs incurred through the Joint Venture and payable to Wells Management is $165 and $1,041 for the three months ended September 30, 2017 and 2016, respectively, and $1,347 and $2,490 for the nine months ended September 30, 2017 and 2016, respectively.
Administrative Reimbursements
Wells Capital, one of the Partnership's General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting, property management, and other Partnership administration, and incur the related expenses. Such expenses are allocated among other entities affiliated with the General Partners based on estimates of the amount of time dedicated to each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The Partnership incurred administrative expenses payable to Wells Capital and Wells Management of $53,304 and $53,304 for the three months ended September 30, 2017 and 2016, respectively, and $159,912 and $132,902 for the nine months ended September 30, 2017 and 2016, respectively. As presented in the accompanying balance sheets, due to affiliates as of September 30, 2017 primarily represents administrative reimbursements due to Wells Capital and/or Wells Management.

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
Wells Capital and Wells Management are owned and controlled by WREF. The operations of Wells Capital, Wells Investment Securities, Inc., Wells Management, and their affiliates represent substantially all of the business of WREF. Accordingly, the Partnership focuses on the financial condition of WREF when assessing the financial condition of Wells Capital and Wells Management. In the event that WREF were to become unable to meet its obligations as they become due, the Partnership might be required to find alternative service providers. Beginning in 2013, WREF began winding down its operations and, as a result, its workforce has been reduced. As of September 30, 2017, however, the Partnership has no reason to believe that WREF does not have access to adequate liquidity and capital resources, including cash on hand, other investments, and borrowing capacity, necessary to meet its current and future obligations as they become due.

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

Portfolio Overview
We have transitioned into the disposition-and-liquidation phase of our life cycle. On July 27, 2017, we sold the remaining asset in which we had owned an interest, 8560 Upland Drive, to an unrelated third party for a gross sales price of $17,600,000, exclusive of closing costs.
The third quarter 2017 operating distributions to limited partners holding Cash Preferred Units were reserved. Having disposed of all our interests in real estate assets, the General Partners are currently determining the necessary costs to liquidate and dissolve the Partnership and intend to distribute the net sales proceeds and operating cash to the limited partners pursuant to the provisions of the partnership agreement.
Property Summary
Following the sale of 8560 Upland Drive in July 2017, we have now sold all of the real estate assets in which we had owned an interest. We have begun to take the steps necessary to liquidate and dissolve the Partnership, which is expected to occur in the fourth quarter of 2017.
Information relating to the properties owned, or previously owned, by the Joint Ventures is provided below:

•	The AmeriCredit Building was sold on April 13, 2005.

•	The John Wiley Building was sold on April 13, 2005.

•	The 7500 Setzler Parkway building was sold on January 31, 2007.

•	The Randstad – Atlanta Building was sold on April 24, 2007.

•	Two Park Center was sold on May 29, 2014.

•	The Siemens – Orlando Building was sold on December 31, 2014.

•	8560 Upland Drive was sold on July 27, 2017.
Liquidity and Capital Resources
Overview
The Partnership is an investment vehicle formed for the purpose of acquiring, owning, and operating income-producing real properties, or investing in joint ventures formed for the same purpose, and has invested all of the partners' original net offering proceeds available for investment. We will not acquire interests in any additional properties or joint ventures. Historically, our investment strategy has generally involved acquiring properties that are preleased to creditworthy tenants on an all-cash basis through joint ventures with affiliated partnerships.
Our operating strategy entailed funding expenditures related to the recurring operations of our properties with operating cash flows, including current and prior period operating distributions received from the Joint Venture, and assessing the amount of remaining cash flows that were required to fund known future re-leasing costs and other capital improvements. Any residual operating cash flows were generally considered available for distribution to the Cash Preferred limited partners and, unless reserved, were generally paid quarterly. As a result, the ongoing monitoring of our cash position has been critical to ensuring that adequate liquidity and capital resources were available.
Short-Term Liquidity
During the nine months ended September 30, 2017, net cash outflows from operating activities were approximately $285,000 primarily due to funding our general and administrative expenses. The third quarter 2017 operating distributions to limited partners were reserved.
During the nine months ended September 30, 2017, we invested approximately $454,000 in Fund XIII-REIT Associates to fund our pro rata share of leasing commissions related to the Charter lease at 8560 Upland Drive and closing costs related to the disposition of 8560 Upland Drive in July 2017. During the nine months ended September 30, 2017, we received net sale proceeds of approximately $4,823,000 from the sale of 8560 Upland Drive. The net sale proceeds were reserved as we are reviewing the current needs of our portfolio.
Long-Term Liquidity
We have sold all of the real estate assets in which we had owned interests and will not acquire additional properties. As a result of the sale of 8560 Upland Drive on July 27, 2017, we have begun to take the steps necessary to liquidate and dissolve the Partnership. We are in the process of evaluating the amount of cash reserves needed to settle estimated liabilities of the Partnership at dissolution and intend to distribute the cash balances remaining at that time to the limited partners pursuant to applicable provisions of the partnership agreement.
Capital Resources
As of September 30, 2017, we have received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

	Net Sale Proceeds	Partnership's Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners	Undistributed Net Sale Proceeds
Property Sold				Amount	Purpose
AmeriCredit Building (sold in 2005)	$14,301,802	28.11%	$4,020,236	$—	—	$4,020,236	$—
John Wiley Building (sold in 2005)	$21,427,599	28.11%	6,023,298	—	—	6,023,298	—
7500 Setzler Parkway (sold in 2007)	$8,723,080	47.30%	4,126,017	—	—	4,126,017	—
Randstad-Atlanta Building (sold in 2007)	$8,992,600	47.30%	4,253,500	—	—	4,253,500	—
Two Park Center (sold in 2014)	$8,369,237	28.11%	2,352,592	—	—	2,352,592	—
Siemens-Orlando Building (sold in 2014)	$13,054,482	47.30%	6,174,770	—	—	6,174,770	—
8560 Upland Drive (sold in 2017)	$17,156,401	28.11%	4,822,664			—	4,822,664
Total			$31,773,077	$—		$26,950,413	$4,822,664

The General Partners have declared a net sale proceeds distribution of approximately $4,823,000 to be paid to limited partners in November 2017. The General Partners have determined that the residual net sale proceeds will be held in reserve to fund dissolution expenses and obligations of the Partnership. The General Partners anticipate making a final liquidating distribution of unused reserves to the limited partners and dissolving the Partnership in the fourth quarter of 2017.
Results of Operations
Comparison of the three months ended September 30, 2016 versus the three months ended September 30, 2017
Equity in Income of Joint Venture
Equity in income of Joint Venture increased from $49,904 for the three months ended September 30, 2016 to $1,463,306 for the three months ended September 30, 2017, primarily due to recognizing a gain on the sale of 8560 Upland Drive in July 2017. We expect equity in income of Joint Venture to decrease in future periods as a result of recognizing a nonrecurring gain on the sale of 8560 Upland Drive in July 2017.
General and Administrative Expenses
General and administrative expenses increased from $88,468 for the three months ended September 30, 2016 to $92,429 for the three months ended September 30, 2017, primarily due to an increase in the allocation of costs related to reporting and regulatory requirements. We anticipate that future general and administrative expenses will vary based on the amount of time necessary to liquidate the partnership following the disposition of 8560 Upland Drive on July 27, 2017.
Comparison of the nine months ended September 30, 2016 versus the nine months ended September 30, 2017
Equity in Income of Joint Venture
Equity in income of Joint Venture increased from $138,045 for the nine months ended September 30, 2016 to $1,509,648 for the nine months ended September 30, 2017, primarily due to recognizing a gain on the sale of 8560 Upland Drive in July 2017. We expect equity in income of Joint Venture to decrease in future periods as a result of recognizing a nonrecurring gain on the sale of 8560 Upland Drive in July 2017.
General and Administrative Expenses
General and administrative expenses increased from $274,429 for the nine months ended September 30, 2016 to $311,005 for the nine months ended September 30, 2017, primarily due to an increase in the allocation of costs related to reporting and regulatory requirements. We anticipate that future general and administrative expenses will vary based on the amount of time necessary to liquidate the partnership following the disposition of 8560 Upland Drive on July 27, 2017.
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
Investment in Joint Venture
We have evaluated the Joint Venture and concluded that it is not a variable interest entity. We do not have control over the operations of the Joint Venture; however, we do exercise significant influence. Approval by us as well as the other joint venture partner is required for any major decision or any action that would materially affect the Joint Venture or its real property investments. Accordingly, we account for our investment in the Joint Venture using the equity method of accounting, whereby the original investment is recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. Pursuant to the terms of the joint venture agreement, all income (loss) and distributions are allocated to joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations, if available, are generally distributed to the joint venture partners on a quarterly basis.
We continually evaluated the fair value of our equity interest in the Joint Venture. If management determined that the fair value was less than the carrying value of our interest, and such loss was other than temporary, then we reduced our carrying value to fair value and recognized the loss in the statements of operations. Estimated fair values were determined based on the following information, dependent upon availability: (i) recently quoted market price(s) for the subject property, or highly comparable properties, under sufficiently active and normal market conditions, or (ii) the present value of future cash flows, including estimated residual value.
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
Commitments and Contingencies
We are subject to certain commitments and contingencies with regard to certain transactions. See Note 4 and Note 5 to our financial statements included in this report for further explanations. Examples of such commitments and contingencies include:

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management's judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended September 30, 2017, requiring disclosure under Item 103 of Regulation S-K.

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act during the quarter ended September 30, 2017.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended September 30, 2017.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended September 30, 2017.

(b)	Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.OTHER INFORMATION

(a)	During the quarter ended September 30, 2017, there was no information required to be disclosed in a report on Form
8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS
The Exhibits to this report are set forth on Exhibit Index to Third Quarter Form 10-Q attached hereto.

EXHIBIT INDEX
TO THIRD QUARTER FORM 10-Q
OF
WELLS REAL ESTATE FUND XIII, L.P.

Exhibit Number		Description of Document

10.1	*	Purchase and Sale Agreement for the sale of 8560 Upland Drive (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund XIII, L.P. for the quarter ended June 30, 2017, Commission File No. 000-49633)

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS		XBRL Instance Document.

101.SCH		XBRL Taxonomy Extension Schema.

101.CAL		XBRL Taxonomy Extension Calculation Linkbase.

101.DEF		XBRL Taxonomy Extension Definition Linkbase.

101.LAB		XBRL Taxonomy Extension Label Linkbase.

101.PRE		XBRL Taxonomy Extension Presentation Linkbase.

* Previously filed and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND XIII, L.P. (Registrant)

	By:	WELLS CAPITAL, INC. (General Partner)

November 14, 2017		/s/ RANDY A. SIMMONS
Randy A. Simmons
On behalf of the registrant and as Senior Vice President and Principal Financial Officer of Wells Capital, Inc.